Form 10-Q
period 2021-08-31
PROGRESS SOFTWARE CORP /MA
filed 2021-10-07
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of September 23, 2021, there were 43,842,539 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(In thousands, except share data)	August 31, 2021	November 30, 2020
Assets
Current assets:
Cash and cash equivalents	$379,895	$97,990
Short-term investments	3,782	8,005
Total cash, cash equivalents and short-term investments	383,677	105,995
Accounts receivable (less allowances of $578 and $1,315, respectively)	77,031	84,040
Unbilled receivables and contract assets	28,479	24,917
Other current assets	19,710	23,983
Total current assets	508,897	238,935
Long-term unbilled receivables and contract assets	22,225	17,133
Property and equipment, net	28,724	29,817
Intangible assets, net	179,190	212,747
Goodwill	491,412	491,726
Deferred tax assets	10,872	14,490
Right-of-use lease assets	28,286	30,635
Other assets	5,881	6,299
Total assets	$1,275,487	$1,041,782
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, net	$23,886	$18,242
Accounts payable	6,667	9,978
Accrued compensation and related taxes	34,871	36,816
Dividends payable to shareholders	7,988	7,904
Short-term operating lease liabilities	7,269	7,015
Income taxes payable	5,475	1,899
Other accrued liabilities	15,712	14,302
Short-term deferred revenue	169,740	166,387
Total current liabilities	271,608	262,543
Long-term debt, net	247,375	364,260
Convertible senior notes, net	291,283	—
Long-term operating lease liabilities	24,010	26,966
Long-term deferred revenue	33,280	26,908
Other noncurrent liabilities	11,158	15,092
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized, 10,000,000 shares; issued, none	—	—
Common stock, $0.01 par value, and additional paid-in capital; authorized, 200,000,000 shares; issued and outstanding, 43,842,539 shares in 2021 and 44,240,635 shares in 2020	343,677	306,244
Retained earnings	83,455	72,547
Accumulated other comprehensive loss	(30,359)	(32,778)
Total shareholders’ equity	396,773	346,013
Total liabilities and shareholders’ equity	$1,275,487	$1,041,782
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Revenue:
Software licenses	$51,930	$27,514	$115,354	$77,806
Maintenance and services	95,487	82,185	275,831	241,959
Total revenue	147,417	109,699	391,185	319,765
Costs of revenue:
Cost of software licenses	1,574	1,103	3,763	3,302
Cost of maintenance and services	14,895	11,971	42,887	35,607
Amortization of acquired intangibles	3,599	1,664	10,719	4,974
Total costs of revenue	20,068	14,738	57,369	43,883
Gross profit	127,349	94,961	333,816	275,882
Operating expenses:
Sales and marketing	29,737	22,186	88,468	68,100
Product development	25,616	20,676	76,579	64,117
General and administrative	16,451	13,514	46,335	38,702
Amortization of acquired intangibles	7,978	4,176	22,836	12,484
Restructuring expenses	40	91	1,133	1,826
Acquisition-related expenses	1,481	1,125	2,721	1,439
Total operating expenses	81,303	61,768	238,072	186,668
Income from operations	46,046	33,193	95,744	89,214
Other (expense) income:
Interest expense	(6,510)	(2,302)	(13,625)	(7,692)
Interest income and other, net	99	110	222	443
Foreign currency loss, net	(128)	(770)	(1,006)	(1,957)
Total other expense, net	(6,539)	(2,962)	(14,409)	(9,206)
Income before income taxes	39,507	30,231	81,335	80,008
Provision for income taxes	8,531	6,254	17,841	17,947
Net income	$30,976	$23,977	$63,494	$62,061
Earnings per share:
Basic	$0.71	$0.53	$1.45	$1.38
Diluted	$0.70	$0.53	$1.43	$1.37
Weighted average shares outstanding:
Basic	43,762	45,036	43,896	44,941
Diluted	44,502	45,364	44,542	45,382

Cash dividends declared per common share	$0.175	$0.165	$0.525	$0.495
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
(In thousands)	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Net income	$30,976	$23,977	$63,494	$62,061
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2,179)	4,564	922	374
Unrealized gain (loss) on hedging activity, net of tax provision of $155 and $502 for the third quarter and first nine months of 2021, respectively, and net of tax provision of $166 and tax benefit of $1,302 for the third quarter and first nine months of 2020, respectively	479	58	1,551	(4,106)
Unrealized (loss) gain on investments, net of tax benefit of $4 and $16 for the third quarter and first nine months of 2021, respectively and net of tax benefit of $42 and tax provision of $3 for the third quarter and first nine months of 2020, respectively	(15)	21	(54)	105
Total other comprehensive (loss) income, net of tax	(1,715)	4,643	2,419	(3,627)
Comprehensive income	$29,261	$28,620	$65,913	$58,434

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Shareholders’ Equity

	Nine Months Ended August 31, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2020	44,241	$442	$305,802	$72,547	$(32,778)	$346,013
Issuance of stock under employee stock purchase plan	212	2	5,924	—	—	5,926
Exercise of stock options	87	1	2,840	—	—	2,841
Vesting of restricted stock units and release of deferred stock units	100	1	(1)	—	—	—
Withholding tax payments related to net issuance of RSUs	—	—	(2,398)	—	—	(2,398)
Stock-based compensation	—	—	21,985	—	—	21,985
Equity components of Notes, net of issuance costs and tax	—	—	47,456	—	—	47,456
Purchase of capped calls, net of tax	—	—	(32,507)	—	—	(32,507)
Dividends declared	—	—	—	(23,456)	—	(23,456)
Treasury stock repurchases and retirements	(797)	(8)	(5,862)	(29,130)	—	(35,000)
Net income	—	—	—	63,494	—	63,494
Other comprehensive income	—	—	—	—	2,419	2,419
Balance, August 31, 2021	43,843	$438	$343,239	$83,455	$(30,359)	$396,773

	Three Months Ended August 31, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in thousands)	Number of Shares	Amount
Balance, June 1, 2021	43,745	$437	$333,627	$60,301	$(28,644)	$365,721
Issuance of stock under employee stock purchase plan	67	1	1,885	—	—	1,886
Exercise of stock options	31	—	1,009	—	—	1,009
Withholding tax payments related to net issuance of RSUs	—	—	(25)	—	—	(25)
Stock-based compensation	—	—	6,839	—	—	6,839
Equity components of Notes, net of issuance costs and tax	—	—	(341)	—	—	(341)
Purchase of capped calls, net of tax	—	—	245	—	—	245
Dividends declared	—	—	—	(7,822)	—	(7,822)
Net income	—	—	—	30,976	—	30,976
Other comprehensive income	—	—	—	—	(1,715)	(1,715)
Balance, August 31, 2021	43,843	$438	$343,239	$83,455	$(30,359)	$396,773

	Nine Months Ended August 31, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2019	45,037	$450	$295,503	$64,303	$(29,974)	$330,282
Issuance of stock under employee stock purchase plan	178	2	4,984	—	—	4,986
Exercise of stock options	115	1	3,606	—	—	3,607
Vesting of restricted stock units and release of deferred stock units	197	2	(2)	—	—	—
Withholding tax payments related to net issuance of RSUs	—	—	(4,072)	—	—	(4,072)
Stock-based compensation	—	—	17,359	—	—	17,359
Dividends declared	—	—	—	(22,430)	—	(22,430)
Treasury stock repurchases and retirements	(426)	(4)	(6,487)	(13,509)	—	(20,000)
Net income	—	—	—	62,061	—	62,061
Other comprehensive loss	—	—	—	—	(3,627)	(3,627)
Balance, August 31, 2020	45,101	$451	$310,891	$90,425	$(33,601)	$368,166

	Three Months Ended August 31, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in thousands)	Number of Shares	Amount
Balance, June 1, 2020	45,033	$450	$303,832	$73,923	$(38,244)	$339,961
Issuance of stock under employee stock purchase plan	54	1	1,472	—	—	1,473
Exercise of stock options	2	—	79	—	—	79
Vesting of restricted stock units and release of deferred stock units	12	—	—	—	—	—
Withholding tax payments related to net issuance of RSUs	—	—	(177)	—	—	(177)
Stock-based compensation	—	—	5,685	—	—	5,685
Dividends declared	—	—	—	(7,475)	—	(7,475)
Net income	—	—	—	23,977	—	23,977
Other comprehensive loss	—	—	—	—	4,643	4,643
Balance, August 31, 2020	45,101	$451	$310,891	$90,425	$(33,601)	$368,166

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
(In thousands)	August 31, 2021	August 31, 2020
Cash flows from operating activities:
Net income	$63,494	$62,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,144	4,737
Amortization of acquired intangibles and other	33,988	17,984
Amortization of debt discount and issuance costs on Notes	4,942	—
Stock-based compensation	21,985	17,359
Non-cash lease expense	6,095	6,652
Loss on disposal of property and equipment	3	704
Deferred income taxes	(1,596)	539
Allowances for bad debt and sales credits	(370)	416
Changes in operating assets and liabilities:
Accounts receivable	(1,319)	13,622
Other assets	2,590	9,178
Accounts payable and accrued liabilities	(5,994)	(18,044)
Lease liabilities	(6,440)	(5,979)
Income taxes payable	3,079	793
Deferred revenue	10,001	(7,937)
Net cash flows from operating activities	134,602	102,085
Cash flows from (used in) investing activities:
Purchases of investments	—	(5,009)
Sales and maturities of investments	4,150	14,901
Purchases of property and equipment	(2,741)	(3,419)
Decrease in escrow receivable and other	2,330	—
Net cash flows from investing activities	3,739	6,473
Cash flows from (used in) financing activities:
Proceeds from stock-based compensation plans	9,247	9,027
Payments for taxes related to net share settlements of equity awards	(2,398)	(4,072)
Repurchases of common stock	(35,000)	(20,000)
Proceeds from issuance of senior convertible notes, net of issuance costs of $9,900	350,100	—
Purchase of capped calls	(43,056)	—
Dividend payments to shareholders	(23,372)	(22,358)
Payment of principal on long-term debt	(111,669)	(7,525)
Payment of debt issuance costs	(904)	—
Net cash flows from (used in) financing activities	142,948	(44,928)
Effect of exchange rate changes on cash	616	2,686
Net increase in cash and cash equivalents	281,905	66,316
Cash and cash equivalents, beginning of period	97,990	154,259
Cash and cash equivalents, end of period	$379,895	$220,575

Condensed Consolidated Statements of Cash Flows, continued

	Nine Months Ended
	August 31, 2021	August 31, 2020
Supplemental disclosure:
Cash paid for income taxes, net of refunds of $807 in 2021 and $557 in 2020	$9,920	$7,052
Cash paid for interest	$6,564	$6,864
Non-cash investing and financing activities:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$8,779	$12,786
Dividends declared	$7,988	$7,568
See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1: Basis of Presentation

Company Overview - Progress Software Corporation ("Progress," the "Company," "we," "us," or "our") provides the best products to develop, deploy and manage high-impact business applications. Our comprehensive product stack is designed to make technology teams more productive and we have a deep commitment to the developer community, both open source and commercial alike. With Progress, organizations can accelerate the creation and delivery of strategic business applications, automate the process by which applications are configured, deployed and scaled, and make critical data and content more accessible and secure - leading to competitive differentiation and business success. Over 1,700 independent software vendors ("ISVs"), 100,000 enterprise customers, and 3 million developers rely on Progress to power their applications.

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

The standard is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020. It can be adopted on either a full retrospective or modified retrospective basis. The Company plans to adopt this standard in accordance with the full retrospective approach in the first quarter of fiscal year 2022. We have substantially completed our assessment of the retrospective application of this new standard to our historical financial statements. On a preliminary basis, we believe that the retrospective impact of the adoption of the standard on fiscal year 2021 results will be a decrease of interest expense of approximately $6.9 million, an increase of notes payable of approximately $56.0 million, a decrease of deferred tax liabilities of approximately $13.7 million, a decrease of additional paid-in capital of approximately $49.2 million, and an increase of retained earnings of approximately $6.9 million. We will finalize our retrospective presentation of our historical financial statements under the new standard in connection with our 10-Q filings during fiscal year 2022 and our 10-K for the fiscal year ending November 30, 2022.

Note 2: Cash, Cash Equivalents and Investments

A summary of our cash, cash equivalents and available-for-sale investments at August 31, 2021 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$356,690	$—	$—	$356,690
Money market funds	23,205	—	—	23,205
U.S. treasury bonds	2,248	15	—	2,263
Corporate bonds	1,505	14	—	1,519
Total	$383,648	$29	$—	$383,677

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2020 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$79,026	$—	$—	$79,026
Money market funds	18,964	—	—	18,964
U.S. treasury bonds	4,993	58	—	5,051
Corporate bonds	2,913	41	—	2,954
Total	$105,896	$99	$—	$105,995

Such amounts are classified on our condensed consolidated balance sheets as follows (in thousands):

	August 31, 2021		November 30, 2020
	Cash and Equivalents	Short-Term Investments	Cash and Equivalents	Short-Term Investments
Cash	$356,690	$—	$79,026	$—
Money market funds	23,205	—	18,964	—
U.S. treasury bonds	—	2,263	—	5,051
Corporate bonds	—	1,519	—	2,954
Total	$379,895	$3,782	$97,990	$8,005

The fair value of debt securities by contractual maturity is as follows (in thousands):

	August 31, 2021	November 30, 2020
Due in one year or less	$3,021	$5,998
Due after one year(1)	761	2,007
Total	$3,782	$8,005

(1)Includes U.S. treasury bonds and corporate bonds, which are securities representing investments available for current operations and are classified as current on the condensed consolidated balance sheets.

We did not hold any investments with continuous unrealized losses as of August 31, 2021 or November 30, 2020.

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

We have designated the interest rate swap as a cash flow hedge and assess the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. To the extent that the interest rate swap is highly effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative are included as a component of other comprehensive loss on our condensed consolidated balance sheets. Although we have determined at the onset of the hedge that the interest rate swap will be a highly effective hedge throughout the term of the contract, any portion of the fair value swap subsequently determined to be ineffective will be recognized in earnings. As of August 31, 2021, the fair value of the hedge was a loss of $4.8 million, which was included in other noncurrent liabilities on our condensed consolidated balance sheets.

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

	August 31, 2021		November 30, 2020
	Notional Value	Fair Value	Notional Value	Fair Value
Interest rate swap contracts designated as cash flow hedges	$135,938	$(4,802)	$142,500	$(6,855)

Forward Contracts

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on intercompany accounts receivable and loans receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries.

All forward contracts are recorded at fair value on the consolidated balance sheets at the end of each reporting period and expire between 30 days and two years from the date the contract was entered. At August 31, 2021, $1.7 million was recorded in other current assets on our condensed consolidated balance sheets. At November 30, 2020, $1.4 million was recorded in other assets on our condensed consolidated balance sheets.

In the three and nine months ended August 31, 2021, realized and unrealized losses of $2.3 million and realized and unrealized gains of $0.4 million, respectively, from our forward contracts were recognized in foreign currency loss, net, on our condensed consolidated statements of operations. In the three and nine months ended August 31, 2020, realized and unrealized gains of $4.5 million and $2.1 million, respectively, from our forward contracts were recognized in foreign currency loss, net, on our condensed consolidated statements of operations. These gains and losses were substantially offset by realized and unrealized losses and gains on the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	August 31, 2021		November 30, 2020
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$66,289	$1,728	$69,031	$1,445
Forward contracts to purchase U.S. dollars	—	—	440	(3)
Total	$66,289	$1,728	$69,471	$1,442

Note 4: Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at August 31, 2021 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$23,205	$23,205	$—	$—
U.S. treasury bonds	2,263	—	2,263	—
Corporate bonds	1,519	—	1,519	—
Foreign exchange derivatives	1,728	—	1,728	—
Liabilities
Interest rate swap	$(4,802)	$—	$(4,802)	$—

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

The Notes’ fair value, inclusive of the conversion feature embedded in the Notes, was $364.7 million as of August 31, 2021. The fair value was determined based on the Notes’ quoted price in an over-the-counter market on the last trading day of the reporting period and classified within Level 1 in the fair value hierarchy. See Note 7: Debt for additional information.

Note 5: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes (in thousands):

	August 31, 2021			November 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$173,486	$(124,584)	$48,902	$173,486	$(113,863)	$59,623
Customer-related	231,342	(111,273)	120,069	231,342	(91,326)	140,016
Trademarks and trade names	30,440	(20,663)	9,777	30,440	(18,275)	12,165
Non-compete agreement	2,000	(1,558)	442	2,000	(1,057)	943
Total	$437,268	$(258,078)	$179,190	$437,268	$(224,521)	$212,747

In the three and nine months ended August 31, 2021, amortization expense related to intangible assets was $11.6 million and $33.6 million, respectively. In the three and nine months ended August 31, 2020, amortization expense related to intangible assets was $5.8 million and $17.5 million, respectively.

Future amortization expense for intangible assets as of August 31, 2021, is as follows (in thousands):

Remainder of 2021	$11,334
2022	44,836
2023	44,560
2024	31,743
2025	21,233
Thereafter	25,484
Total	$179,190

Goodwill

Changes in the carrying amount of goodwill in the nine months ended August 31, 2021 are as follows (in thousands):

Balance, November 30, 2020	$491,726
Measurement period adjustments	(326)
Translation adjustments	12
Balance, August 31, 2021	$491,412

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

The Aggregate Consideration has been allocated to Chef’s tangible assets, identifiable intangible assets, and assumed liabilities based on their estimated fair values. The preliminary fair value estimates of the net assets acquired were based upon preliminary calculations and valuations, and those estimates and assumptions are subject to change as we obtain additional information for those estimates during the measurement period (up to one year from the acquisition date). The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities was recorded as goodwill.

We recorded measurement period adjustments based on our ongoing valuation and purchase price allocation procedures. We are still finalizing the valuation and purchase price allocation as it relates to the net working capital amount in the table below.

The allocation of the purchase price is as follows (in thousands):

	Initial Purchase Price Allocation	Measurement Period Adjustments	Adjusted Purchase Price Allocation	Life
Net working capital	$52,330	$200	$52,530
Property, plant and equipment	498	—	498
Purchased technology	38,300	—	38,300	5 years
Trade name	5,700	—	5,700	5 years
Customer relationships	97,300	—	97,300	7 years
Other assets	122	—	122
Other noncurrent liabilities	(841)	—	(841)
Lease liabilities, net	(1,810)	—	(1,810)
Deferred taxes	(7,817)	126	(7,691)
Deferred revenue	(12,525)	—	(12,525)
Goodwill	59,858	(326)	59,532
Net assets acquired	$231,115	$—	$231,115

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

We recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. We believe that the investment value of the future enhancement of our product and solution offerings created as a result of this acquisition has principally contributed to a purchase price that resulted in the recognition of $59.5 million of goodwill, which is not deductible for tax purposes.

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) and certain acquisition restructuring and related charges are not included as a component of consideration transferred but are required to be expensed as incurred. During the three and nine months ended August 31, 2021, we incurred approximately $0.1 million and $0.7 million of acquisition-related costs, respectively, which are included in acquisition-related expenses on our consolidated statement of operations.

The operations of Chef were included in our operating results beginning on the date of acquisition. We determined that disclosing the amount of Chef related earnings included in the consolidated statements of operations is impracticable, as certain operations of Chef were integrated into the operations of the Company from the date of acquisition.

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

(In thousands, except per share data)	Pro Forma Three Months Ended August 31, 2020
Revenue	$128,782
Net income	$22,830
Net income per basic share	$0.51
Net income per diluted share	$0.50

(In thousands, except per share data)	Pro Forma Nine Months Ended August 31, 2020
Revenue	$369,814
Net income	$47,444
Net income per basic share	$1.06
Net income per diluted share	$1.05

Note 7: Debt

As of August 31, 2021, future maturities of the Company's long-term debt were as follows:

(In thousands)	2026 Notes	Credit Facility Maturing in 2024	Total
Remainder of 2021	$—	$5,644	$5,644
2022	—	26,338	26,338
2023	—	33,863	33,863
2024	—	206,937	206,937
2025	—	—	—
2026	360,000	—	360,000
Total face value of long-term debt	360,000	272,782	632,782
Unamortized discount and issuance costs	(68,717)	(1,521)	(70,238)
Less current portion of long-term debt, net	—	(23,886)	(23,886)
Long-term debt	$291,283	$247,375	$538,658

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

Net carrying amount of the liability component:

(In thousands)	August 31, 2021
Principal	$360,000
Conversion option allocated to equity	(64,800)
Unamortized discount	(3,917)
$291,283

Net carrying amount of the equity component, included in additional paid-in capital:

(In thousands)	August 31, 2021
Conversion options(1)	$62,855
Capped call	(43,056)
$19,799
(1) Net of issuance costs

Interest expense related to the Notes:

	Three Months Ended
(In thousands)	August 31, 2021	August 31, 2020
Contractual interest expense (1% coupon)	$900	$—
Amortization of debt discount(1)	2,868	—
Amortization of issuance costs(1)	392	—
	$4,160	$—
(1) Amortized based upon an effective interest rate of 5.7%.

	Nine Months Ended
(In thousands)	August 31, 2021	August 31, 2020
Contractual interest expense (1% coupon)	$1,370	$—
Amortization of debt discount(1)	4,348	—
Amortization of issuance costs(1)	594	—
	$6,312	$—
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

The credit facility matures on April 30, 2024, when all amounts outstanding will be due and payable in full. The revolving line of credit does not require amortization of principal. The outstanding balance of the term loan as of August 31, 2021 was $272.8 million, with $24.5 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended August 31, 2019. The principal repayment amounts are in accordance with the following schedule: (i) four payments of $1.9 million each, (ii) four payments of $3.8 million each, (iii) four payments of $5.6 million each, (iv) four payments of $7.5 million each, (v) three payments of $9.4 million each, and (vi) the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of August 31, 2021, the carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds. The interest rate as of August 31, 2021 was 2.13%.

Costs incurred to obtain our long-term debt of $2.9 million are recorded as debt issuance costs as a direct deduction from the carrying value of the debt liability on our condensed consolidated balance sheets as of August 31, 2021. These costs are being amortized over the term of the debt agreement using the effective interest rate method. Amortization expense related to the debt issuance costs was $0.1 million for each of the three months ended August 31, 2021 and August 31, 2020. Amortization expense related to the debt issuance costs was $0.4 million and for each of the nine months ended August 31, 2021 and August 31, 2020. These amounts are recorded in interest expense on our condensed consolidated statements of operations.

Revolving loans may be borrowed, repaid, and reborrowed until April 30, 2024, at which time all amounts outstanding must be repaid. As of August 31, 2021, there were no amounts outstanding under the revolving line of credit and $2.4 million of letters of credit outstanding.

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

The Company has operating leases for administrative, product development, and sales and marketing facilities, vehicles, and equipment under various non-cancelable lease agreements. The Company’s leases have remaining lease terms ranging from 1 year to 6 years. The Company’s lease terms may include options to extend or terminate the lease where it is reasonably certain that the Company will exercise those options. The Company considers several economic factors when making the determination as to whether the Company will exercise options to extend or terminate the lease, including but not limited to, the significance of leasehold improvements incurred in the office space, the difficulty in replacing the asset, underlying contractual obligations, or specific characteristics unique to a particular lease. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of operating lease cost for the three and nine months ended August 31, 2021 were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	August 31, 2021	August 31, 2021
Lease costs under long-term operating leases	$1,991	$6,135
Lease costs under short-term operating leases	3	22
Variable lease cost under short-term and long-term operating leases(1)	130	280
Operating lease right-of-use asset impairment	—	36
Total operating lease cost	$2,124	$6,473
(1) Lease costs that are not fixed at lease commencement.

The components of operating lease cost for the three and nine months ended August 31, 2020 were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	August 31, 2020	August 31, 2020
Lease costs under long-term operating leases	$1,714	$5,471
Lease costs under short-term operating leases	235	379
Variable lease cost under short-term and long-term operating leases(1)	113	301
Operating lease right-of-use asset impairment	—	1,189
Total operating lease cost	$2,062	$7,340
(1) Lease costs that are not fixed at lease commencement.

The table below presents supplemental cash flow information related to leases during the nine months ended August 31, 2021 and August 31, 2020 (in thousands):

	Nine Months Ended
	August 31, 2021	August 31, 2020
Cash paid for leases	$6,440	$5,979
Right-of-use assets recognized for new leases and amendments (non-cash)	$3,222	$204

Weighted average remaining lease term in years and weighted average discount rate are as follows:

	August 31, 2021	November 30, 2020
Weighted average remaining lease term in years	4.46	5.02
Weighted average discount rate	2.7%	2.3%

Future payments under non-cancellable leases are as follows (in thousands):

August 31, 2021
Remainder of 2021	$2,013
2022	7,969
2023	7,833
2024	7,605
2025	4,885
Thereafter	2,811
Total lease payments	33,116
Less imputed interest(1)	(1,837)
Present value of lease liabilities	$31,279
(1) Lease liabilities are measured at the present value of the remaining lease payments using a discount rate determined at lease commencement unless the discount rate is updated as a result of a lease reassessment event.

Note 9: Common Stock Repurchases

In January 2020, our Board of Directors increased the total share repurchase authorization from $75 million to $250 million. In the three months ended August 31, 2021 and August 31, 2020, we did not repurchase any shares of our common stock. In the nine months ended August 31, 2021 and August 31, 2020, we repurchased and retired 0.8 million shares for $35.0 million and 0.4 million shares for $20.0 million, respectively. The shares were repurchased in both periods as part of our Board of Directors authorized share repurchase program. As of August 31, 2021, there was $155.0 million remaining under the current authorization.

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

The following table provides the classification of stock-based compensation as reflected on our condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Cost of maintenance and services	$374	$322	$1,234	$979
Sales and marketing	1,424	1,035	4,679	3,195
Product development	1,848	1,693	6,179	5,518
General and administrative	3,193	2,635	9,893	7,667
Total stock-based compensation	$6,839	$5,685	$21,985	$17,359

Note 11: Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss during the nine months ended August 31, 2021 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains on Investments	Unrealized Losses on Hedging Activity	Accumulated Other Comprehensive Loss
Balance, December 1, 2020	$(27,616)	$14	$(5,176)	$(32,778)
Other comprehensive income before reclassifications, net of tax	922	(54)	1,551	2,419
Balance, August 31, 2021	$(26,694)	$(40)	$(3,625)	$(30,359)

The tax effect on accumulated unrealized losses on hedging activity and unrealized gains on investments was $1.1 million and $1.6 million as of August 31, 2021 and November 30, 2020, respectively.

Note 12: Revenue Recognition

Timing of Revenue Recognition

Our revenues are derived from licensing our products, and from related services, which consist of maintenance, hosting services, and consulting and education. Information relating to revenue from external customers by revenue type is as follows (in thousands):

	Three Months Ended		Nine Months Ended
(In thousands)	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Performance obligations transferred at a point in time:
Software licenses	$51,930	$27,514	$115,354	$77,806
Performance obligations transferred over time:
Maintenance	82,875	72,764	239,921	214,506
Services	12,612	9,421	35,910	27,453
Total revenue	$147,417	$109,699	$391,185	$319,765

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

	Three Months Ended		Nine Months Ended
(In thousands)	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
North America	$93,880	$62,927	$236,479	$184,904
EMEA	40,999	37,447	122,560	106,592
Latin America	5,298	3,547	12,544	10,893
Asia Pacific	7,240	5,778	19,602	17,376
Total revenue	$147,417	$109,699	$391,185	$319,765

No single customer, partner, or country outside of the U.S. has accounted for more than 10% of our total revenue for the three and nine months ended August 31, 2021 and August 31, 2020.

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

As of August 31, 2021, invoicing of our long-term unbilled receivables is expected to occur as follows (in thousands):

2022	$4,710
2023	8,329
2024	2,717
2025	1,493
Total	$17,249

Contract assets, which arise when revenue is recognized prior to invoicing and the right to the amount due from customers is conditioned on something other than the passage of time, such as the completion of a related performance obligation, were $6.9 million as of August 31, 2021 and $11.3 million as of November 30, 2020. These amounts are included in unbilled receivables or long-term unbilled receivables on our condensed consolidated balance sheets.

Deferred Revenue

Deferred revenue is recorded when revenue is recognized subsequent to customer invoicing. Our deferred revenue balance is primarily made up of deferred maintenance.

As of August 31, 2021, the changes in deferred revenue were as follows (in thousands):

Balance, December 1, 2020	$193,295
Billings and other	400,910
Revenue recognized	(391,185)
Balance, August 31, 2021	$203,020

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of August 31, 2021, transaction price allocated to remaining performance obligations was $213.7 million. We expect to recognize approximately 81% of the revenue within the next year and the remainder thereafter.

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

Certain of our sales incentive programs meet the requirements to be capitalized. Depending upon the sales incentive program and the related revenue arrangement, such capitalized costs are amortized over the longer of (i) the product life, which is generally three to five years; or (ii) the term of the related revenue contract. We determined that a three to five year product life represents the period of benefit that we receive from these incremental costs based on both qualitative and quantitative factors, which include customer contracts, industry norms, and product upgrades. Total deferred contract costs were $5.3 million and $2.5 million as of August 31, 2021 and November 30, 2020, respectively, and are included in other current assets and other assets on our condensed consolidated balance sheets. Amortization of deferred contract costs is included in sales and marketing expense on our condensed consolidated statement of operations and was minimal in all periods presented.

Note 13: Restructuring Charges

The following table provides a summary of activity for our restructuring actions, which are detailed further below (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2020	$421	$3,552	$3,973
Costs incurred	311	822	1,133
Cash disbursements	(733)	(4,354)	(5,087)
Translation adjustments and other	1	11	12
Balance, August 31, 2021	$—	$31	$31

During the fourth quarter of fiscal year 2020, we restructured our operations in connection with the acquisition of Chef (Note 6). This restructuring resulted in a reduction in redundant positions, primarily within administrative functions of Chef.

For the three months ended August 31, 2021, we incurred minimal expenses related to this restructuring. For the nine months ended August 31, 2021, we incurred expenses of $0.9 million related to this restructuring. The expenses are recorded as restructuring expenses in the consolidated statements of operations.

A summary of activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2020	$—	$3,523	$3,523
Costs incurred	105	823	928
Cash disbursements	(105)	(4,326)	(4,431)
Translation adjustments and other	—	11	11
Balance, August 31, 2021	$—	$31	$31

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2021. Accordingly, the balance of the restructuring reserve, which is not material, is included in other accrued liabilities on the consolidated balance sheet at August 31, 2021.

We expect to incur additional expenses as part of this action related to employee costs and facility closures as we consolidate offices in various locations during fiscal year 2021. In September 2021, we closed a facility as part of this restructuring action and expect to incur restructuring charges of approximately $2.9 million during the fourth quarter of fiscal year 2021.

Note 14: Income Taxes

Our income tax provision for the third quarter of fiscal years 2021 and 2020 reflects our estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events, which are recorded in the period in which they occur. The estimates are reevaluated each quarter based on our estimated tax expense for the full fiscal year.

Our effective tax rate was 22% in the third fiscal quarter of 2021, compared to 21% in the third fiscal quarter of 2020. The increase is due primarily to discrete tax benefits in the third fiscal quarter of 2020. There were no significant discrete tax items in the third fiscal quarter of 2021.

Our federal income tax returns have been examined or are closed by statute for all years prior to fiscal year 2017. Our state income tax returns have been examined or are closed by statute for all years prior to fiscal year 2016.

Tax authorities for certain non-U.S. jurisdictions are also examining returns. With some exceptions, we are generally not subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal year 2014 because they are closed by statute.

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

	Three Months Ended		Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Net income	$30,976	$23,977	$63,494	$62,061
Weighted average shares outstanding	43,762	45,036	43,896	44,941
Dilutive impact from common stock equivalents	740	328	646	441
Diluted weighted average shares outstanding	44,502	45,364	44,542	45,382
Basic earnings per share	$0.71	$0.53	$1.45	$1.38
Diluted earnings per share	$0.70	$0.53	$1.43	$1.37

We excluded stock awards representing approximately 1,250,000 and 1,241,000 shares of common stock from the calculation of diluted earnings per share in the three and nine months ended August 31, 2021, respectively, because these awards were anti-dilutive. In the three and nine months ended August 31, 2020, we excluded stock awards representing 1,450,000 shares and 1,216,000 shares of common stock, respectively, from the calculation of diluted earnings per share as they were anti-dilutive.

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

Note 17: Subsequent Events

On September 23, 2021, we entered into a definitive agreement to acquire MPC Kappa Holdings, Inc. (“MPC”), the ultimate beneficial owner of Kemp Technologies, Inc. and Flowmon Networks a.s. and their subsidiaries (collectively, “Kemp”), for approximately $258 million in cash (the “Purchase Price”), subject to customary adjustments. The closing of the acquisition (the “Closing”) is expected to occur during the fourth quarter of our fiscal year 2021. The acquisition will be funded with existing cash on hand at the Closing. Kemp is the always-on application experience company that helps enterprises deliver, optimize and secure applications and networks across any cloud or hybrid environment. With this acquisition, we will extend our portfolio of market-leading products in DevOps, Application Development, Data Connectivity and Digital Experience, adding Application Experience Management (AX). Results of operations for Kemp will be included in our consolidated financial statements from the date of the Closing.

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

Cautionary Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “believe,” “may,” “could,” “would,” “might,” “should,” “expect,” “intend,” “plan,” “target,” “anticipate” and “continue,” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are a number of factors that could cause actual results or future events to differ materially from those anticipated by the forward-looking statements, including, without limitation: (1) Economic, geopolitical and market conditions can adversely affect our business, results of operations and financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price. (2) We may fail to achieve our financial forecasts due to such factors as delays or size reductions in transactions, fewer large transactions in a particular quarter, fluctuations in currency exchange rates, or a decline in our renewal rates for contracts. (3) Our ability to successfully manage transitions to new business models and markets, including an increased emphasis on a cloud and subscription strategy, may not be successful. (4) If we are unable to develop new or sufficiently differentiated products and services, or to enhance and improve our existing products and services in a timely manner to meet market demand, partners and customers may not purchase new software licenses or subscriptions or purchase or renew support contracts. (5) We depend upon our extensive partner channel and we may not be successful in retaining or expanding our relationships with channel partners. (6) Our international sales and operations subject us to additional risks that can adversely affect our operating results, including risks relating to foreign currency gains and losses. (7) If the security measures for our software, services, other offerings or our internal information technology infrastructure are compromised or subject to a successful cyber-attack, or if our software offerings contain significant coding or configuration errors, we may experience reputational harm, legal claims and financial exposure. (8) We have made acquisitions, and may make acquisitions in the future, including the pending acquisition of Kemp, and those acquisitions may not be successful, may involve unanticipated costs or other integration issues or may disrupt our existing operations. (9) Delay or failure to complete the Kemp acquisition, or delay or failure to realize the expected synergies and benefits of the Kemp acquisition could negatively impact our future results of operations and financial condition; (10) The continuing impact of the coronavirus disease (COVID-19) outbreak on our employees, customers, partners, and the global financial markets could adversely affect our business, results of operations and financial condition. For further information regarding risks and uncertainties associated with Progress' business, please refer to Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q, and in Part I, Item 1A (Risk Factors) in our 2020 10-K. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure you that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.

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

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. COVID-19 has impacted the health and well-being of people on a global basis, restricted travel worldwide and caused significant economic disruption and uncertainty. Our fiscal 2020 results of operations, as well as the financial results of our customers and partners, were negatively impacted by COVID-19. The COVID-19 pandemic continues to have widespread and unpredictable impacts on people, businesses, and organizations around the world.

During the second and third fiscal quarters of 2021, we saw greater demand for our products and solutions across almost all of our product lines. Although the impacts of COVID-19 continue to evolve, and the rate and pace of recovery from COVID-19 differs by geography and industry, we expect demand for our products and solutions to continue to be strong during the remainder of fiscal 2021. We are continuing our return to our offices on a limited basis, where permissible, with limited business travel as needed, while the well-being of our employees remains our priority.

We are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the duration and nature of the outbreak, actions that may be taken by governmental authorities, the impact to the business of our customers and partners and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q. We will continue to evaluate the scope and extent of the impact to our business, consolidated results of operations, and financial condition.

Overview

Progress Software Corporation ("Progress," the "Company," "we," "us," or "our") provides the best products to develop, deploy and manage high-impact business applications. Our comprehensive product stack is designed to make technology teams more productive and we have a deep commitment to the developer community, both open source and commercial alike. With Progress, organizations can accelerate the creation and delivery of strategic business applications, automate the process by which apps are configured, deployed and scaled, and make critical data and content more accessible and secure—leading to competitive differentiation and business success. Over 1,700 independent software vendors, 100,000 enterprise customers, and three million developers rely on Progress to power their applications. Beginning in the second quarter of fiscal year 2021, we operate as one operating segment: software products to develop, deploy, and manage high-impact business applications. Progress previously reported results based on three segments but began operating as one business segment in the second fiscal quarter of 2021.

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

Total Growth Strategy Driven by Accretive M&A. We are pursuing a total growth strategy driven by accretive acquisitions of businesses within the infrastructure software space, with products that appeal to both IT organizations and individual developers. These acquisitions must meet strict financial and other criteria, which will enable us to drive significant stockholder returns by providing scale and increased cash flows. In April 2019, we acquired Ipswitch, Inc., in October 2020, we acquired Chef Software, Inc., and as described below, in September 2021, we entered into a definitive agreement to acquire Kemp. The Ipswitch and Chef acquisitions met, and the acquisition of Kemp is expected to meet, our strict financial criteria.

Kemp powers the always-on application experience that enterprises and service providers need to succeed. The purchase price for Kemp will be approximately $258 million and we will fund the purchase price with existing cash balances. With the Kemp acquisition, we will extend our portfolio of market-leading products in DevOps, Application Development, Data Connectivity and Digital Experience, adding Application Experience Management (AX).

We will continue to evaluate other possible acquisitions designed to expand our business and drive significant stockholder returns.

Holistic Capital Allocation Approach. We have adopted a shareholder friendly capital allocation policy that utilizes dividends and share repurchases to return capital to stockholders. Pursuant to our capital allocation strategy that we implemented in September 2017, we have returned approximately 20% of our annual cash flows from operations to stockholders in the form of dividends. We also intend to repurchase our shares sufficient to offset dilution from our equity plans.

In January 2020, our Board of Directors increased the total share repurchase authorization from $75.0 million to $250.0 million. In the three months ended August 31, 2021, we did not repurchase any shares of our common stock. As of August 31, 2021, there was $155.0 million remaining under the current authorization.

We began paying quarterly cash dividends of $0.125 per share of common stock to Progress stockholders in December 2016 and have paid quarterly dividends since that time.

On September 21, 2021, our Board of Directors declared a quarterly dividend of $0.175 per share of common stock that will be paid on December 15, 2021 to shareholders of record as of the close of business on December 1, 2021.We expect to continue paying quarterly cash dividends in subsequent quarters consistent with our capital allocation strategy.

Our existing cash balances, together with funds generated from operations and amounts available under our credit facility, are expected to be sufficient to finance our operations and meet our foreseeable cash requirements, including quarterly cash dividends and stock repurchases to Progress stockholders, as applicable, through the foreseeable future. Our cash position will be reduced by the acquisition of Kemp as well as by any additional acquisitions we complete in the future and we may incur additional debt obligations in connection with those future acquisitions.

We also believe that our financial resources have allowed, and will continue to allow us to manage the impact of COVID-19 on our business operations for the foreseeable future.

We derive a significant portion of our revenue from international operations, which are primarily conducted in foreign currencies. As a result, changes in the value of these foreign currencies relative to the U.S. dollar have significantly impacted our results of operations and may impact our future results of operations. Since approximately one-third of our revenue is denominated in foreign currency, and given the volatility in the global economy created by COVID-19, our revenue results in fiscal year 2021 have been impacted by fluctuations in foreign currency exchange rates. We will derive additional revenues denominated in foreign currency from Kemp's international operations, which could further impact our revenue results in fiscal year 2021, if the Kemp acquisition Closing occurs in fiscal year 2021.

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

Our ARR was $444.0 million and $356.0 million as of August 31, 2021 and 2020, respectively, which is an increase of 25% year-over-year. The growth in our ARR is primarily driven by the acquisition of Chef.

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

Our net dollar retention rates have generally ranged between 98% and 101% for all periods presented. Our high net dollar retention rates illustrate our predictable and durable top line performance.

Results of Operations

Revenue

	Three Months Ended		% Change
(In thousands)	August 31, 2021	August 31, 2020	As Reported	Constant Currency
Revenue	$147,417	$109,699	34%	33%

	Nine Months Ended		% Change
(In thousands)	August 31, 2021	August 31, 2020	As Reported	Constant Currency
Revenue	$391,185	$319,765	22%	20%

Total revenue increased in both the third fiscal quarter and nine month period ended August 31, 2021 as compared to the same periods last year primarily due to our acquisition of Chef in the fourth quarter of fiscal year 2020, as well as increases in our DataDirect, OpenEdge, and Ipswitch product offerings.

Software License Revenue

	Three Months Ended		% Change
(In thousands)	August 31, 2021	August 31, 2020	As Reported	Constant Currency
Software Licenses	$51,930	$27,514	89%	87%
As a percentage of total revenue	35%	25%

	Nine Months Ended		% Change
(In thousands)	August 31, 2021	August 31, 2020	As Reported	Constant Currency
Software Licenses	$115,354	$77,806	48%	46%
As a percentage of total revenue	29%	24%

Software license revenue increased in both the third fiscal quarter and first nine months of fiscal year 2021 as compared to the same periods last year primarily due to our acquisition of Chef and increases in license sales in our DataDirect, OpenEdge, and Ipswitch product offerings.

Maintenance and Services Revenue

	Three Months Ended		% Change
(In thousands)	August 31, 2021	August 31, 2020	As Reported	Constant Currency
Maintenance	$82,875	$72,764	14%	13%
As a percentage of total revenue	56%	66%
Services	12,612	9,421	34%	33%
As a percentage of total revenue	9%	9%
Total maintenance and services revenue	$95,487	$82,185	16%	15%
As a percentage of total revenue	65%	75%

	Nine Months Ended		% Change
(In thousands)	August 31, 2021	August 31, 2020	As Reported	Constant Currency
Maintenance	$239,921	$214,506	12%	10%
As a percentage of total revenue	61%	67%
Services	35,910	27,453	31%	29%
As a percentage of total revenue	10%	9%
Total maintenance and services revenue	$275,831	$241,959	14%	12%
As a percentage of total revenue	71%	76%

Maintenance and services revenue both increased in the third fiscal quarter and first nine months of fiscal year 2021 as compared to the same periods last year primarily due to our acquisition of Chef and increased maintenance revenue from our OpenEdge and Ipswitch product lines.

Revenue by Region

	Three Months Ended		% Change
(In thousands)	August 31, 2021	August 31, 2020	As Reported	Constant Currency
North America	$93,880	$62,927	49%	49%
As a percentage of total revenue	64%	57%
Europe, the Middle East and Africa ("EMEA")	$40,999	$37,447	9%	6%
As a percentage of total revenue	28%	34%
Latin America	$5,298	$3,547	49%	47%
As a percentage of total revenue	3%	3%
Asia Pacific	$7,240	$5,778	25%	23%
As a percentage of total revenue	5%	6%

	Nine Months Ended		% Change
(In thousands)	August 31, 2021	August 31, 2020	As Reported	Constant Currency
North America	$236,479	$184,904	28%	28%
As a percentage of total revenue	60%	58%
Europe, the Middle East and Africa ("EMEA")	$122,560	$106,592	15%	9%
As a percentage of total revenue	31%	33%
Latin America	$12,544	$10,893	15%	20%
As a percentage of total revenue	3%	4%
Asia Pacific	$19,602	$17,376	13%	9%
As a percentage of total revenue	6%	5%

Total revenue generated in North America increased $31.0 million and $51.6 million in the third fiscal quarter and first nine months of fiscal year 2021, respectively. The increases were primarily due to our acquisition of Chef, increased OpenEdge and DataDirect license revenue, and increased Ipswitch license and maintenance revenue. The increase in revenue generated in both EMEA and Asia Pacific was due to our acquisition of Chef, as well as increased OpenEdge and Sitefinity revenue in EMEA. Revenue in Latin America increased in the third fiscal quarter and first nine months of 2021 due to higher license and maintenance revenue in our OpenEdge product line.

In the first nine months of fiscal year 2021 revenue generated in markets outside North America represented 40% of total revenue compared to 39% of total revenue on a constant currency basis. In the first nine months of fiscal year 2020 revenue generated in markets outside North America represented 42% of total revenue compared to 42% of total revenue on a constant currency basis.

Cost of Software Licenses

	Three Months Ended				Nine Months Ended
(In thousands)	August 31, 2021	August 31, 2020	Change		August 31, 2021	August 31, 2020	Change
Cost of software licenses	$1,574	$1,103	$471	43%	$3,763	$3,302	$461	14%
As a percentage of software license revenue	3%	4%			3%	4%
As a percentage of total revenue	1%	1%			1%	1%

Cost of software licenses consists primarily of costs of royalties, electronic software distribution, duplication, and packaging. The increases in all periods were the result of higher payments of royalties to third parties as compared to the prior period. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of Maintenance and Services

	Three Months Ended				Nine Months Ended
(In thousands)	August 31, 2021	August 31, 2020	Change		August 31, 2021	August 31, 2020	Change
Cost of maintenance and services	$14,895	$11,971	$2,924	24%	$42,887	$35,607	$7,280	20%
As a percentage of maintenance and services revenue	16%	15%			16%	15%
As a percentage of total revenue	10%	11%			11%	11%
Components of cost of maintenance and services:
Personnel related costs	$10,056	$8,258	$1,798	22%	$29,634	$25,105	$4,529	18%
Contractors and outside services	3,504	2,894	610	21%	9,539	8,283	1,256	15%
Hosting and other	1,335	819	516	63%	3,714	2,219	1,495	67%
Total cost of maintenance and services	$14,895	$11,971	$2,924	24%	$42,887	$35,607	$7,280	20%

Cost of maintenance and services consists primarily of costs of providing customer support, consulting, and education. The increases in all periods were primarily due to increased headcount, hosting, and outside services costs resulting from our acquisition of Chef.

Amortization of Intangibles

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2021	August 31, 2020	% Change	August 31, 2021	August 31, 2020	% Change
Amortization of intangibles	$3,599	$1,664	116%	$10,719	$4,974	116%
As a percentage of total revenue	2%	2%		3%	2%

Amortization of intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. The increases in both periods shown were primarily due to the acquisition of Chef.

Gross Profit

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2021	August 31, 2020	% Change	August 31, 2021	August 31, 2020	% Change
Gross profit	$127,349	$94,961	34%	$333,816	$275,882	21%
As a percentage of total revenue	86%	87%		85%	86%

Our gross profit increased primarily due to the increase in revenue, offset by the increase of costs of maintenance and services and the amortization of intangibles, each as described above.

Sales and Marketing

	Three Months Ended				Nine Months Ended
(In thousands)	August 31, 2021	August 31, 2020	Change		August 31, 2021	August 31, 2020	Change
Sales and marketing	$29,737	$22,186	$7,551	34%	$88,468	$68,100	$20,368	30%
As a percentage of total revenue	20%	20%			23%	21%
Components of sales and marketing:
Personnel related costs	$25,538	$19,243	$6,295	33%	$76,678	$58,472	$18,206	31%
Contractors and outside services	833	388	445	115%	2,189	1,257	932	74%
Marketing programs and other	3,366	2,555	811	32%	9,601	8,371	1,230	15%
Total sales and marketing	$29,737	$22,186	$7,551	34%	$88,468	$68,100	$20,368	30%

Sales and marketing expenses increased in both periods shown, primarily due to increased personnel related costs associated with our acquisition of Chef.

Product Development

	Three Months Ended				Nine Months Ended
(In thousands)	August 31, 2021	August 31, 2020	Change		August 31, 2021	August 31, 2020	Change
Product development costs	$25,616	$20,676	$4,940	24%	$76,579	$64,117	$12,462	19%
As a percentage of total revenue	17%	19%			20%	20%
Components of product development costs:
Personnel related costs	$24,550	$20,027	$4,523	23%	$73,379	$62,139	$11,240	18%
Contractors and outside services	934	460	474	103%	2,645	1,583	1,062	67%
Other product development costs	132	189	(57)	(30)%	555	395	160	41%
Total product development costs	$25,616	$20,676	$4,940	24%	$76,579	$64,117	$12,462	19%

Product development expenses increased in both periods shown, primarily due to increased personnel related costs associated with our acquisition of Chef, as well as an increase in contractors and outside services and other product development costs.

General and Administrative

	Three Months Ended				Nine Months Ended
(In thousands)	August 31, 2021	August 31, 2020	Change		August 31, 2021	August 31, 2020	Change
General and administrative	$16,451	$13,514	$2,937	22%	$46,335	$38,702	$7,633	20%
As a percentage of total revenue	11%	12%			12%	12%
Components of general and administrative:
Personnel related costs	$12,732	$10,768	$1,964	18%	$38,046	$31,121	$6,925	22%
Contractors and outside services	2,522	2,238	284	13%	6,037	5,921	116	2%
Other general and administrative costs	1,197	508	689	136%	2,252	1,660	592	36%
Total cost of general and administrative	$16,451	$13,514	$2,937	22%	$46,335	$38,702	$7,633	20%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased in both periods shown, primarily due to higher personnel costs associated with our acquisition of Chef, as well as an increase in contractors and outside services and other general and administrative costs.

Amortization of Intangibles

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2021	August 31, 2020	% Change	August 31, 2021	August 31, 2020	% Change
Amortization of intangibles	$7,978	$4,176	91%	$22,836	$12,484	83%
As a percentage of total revenue	5%	4%		6%	4%

Amortization of intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of intangibles increased in both periods shown, due to the addition of Chef intangible assets, as discussed above.

Restructuring Expenses

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2021	August 31, 2020	% Change	August 31, 2021	August 31, 2020	% Change
Restructuring expenses	$40	$91	(56)%	$1,133	$1,826	(38)%
As a percentage of total revenue	—%	—%		—%	1%

Restructuring expenses recorded in the third quarter and first nine months of fiscal year 2021 primarily relate to the restructuring activities that occurred in the fourth quarter of fiscal year 2020 resulting from the acquisition of Chef. Restructuring expenses recorded in the third quarter and first nine months of fiscal year 2020 are comprised mostly of costs related to the Ipswitch and Cognitive restructuring actions of 2019. See the Liquidity and Capital Resources section of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition-Related Expenses

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2021	August 31, 2020	% Change	August 31, 2021	August 31, 2020	% Change
Acquisition-related expenses	$1,481	$1,125	32%	$2,721	$1,439	89%
As a percentage of total revenue	1%	1%		1%	—%

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs consist of professional service fees, including third-party legal and valuation-related fees. Acquisition-related expenses increased in the third quarter and first nine months of fiscal year 2021 due to the acquisition of Chef, as well as our pursuit of other acquisition opportunities. Acquisition-related expenses in the same period of fiscal year 2020 were related to the acquisition of Ipswitch.

Income from Operations

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2021	August 31, 2020	% Change	August 31, 2021	August 31, 2020	% Change
Income from operations	$46,046	$33,193	39%	$95,744	$89,214	7%
As a percentage of total revenue	31%	30%		24%	28%

Income from operations increased in both periods shown due to increases of revenue, offset by an increase in costs of revenue and operating expenses as shown above.

Other (Expense) Income, Net

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2021	August 31, 2020	% Change	August 31, 2021	August 31, 2020	% Change
Interest expense	$(6,510)	$(2,302)	(183)%	$(13,625)	$(7,692)	(77)%
Interest income and other, net	99	110	(10)%	222	443	(50)%
Foreign currency loss, net	(128)	(770)	83%	(1,006)	(1,957)	49%
Total other expense, net	$(6,539)	$(2,962)	(121)%	$(14,409)	$(9,206)	(57)%
As a percentage of total revenue	(4)%	(3)%		(4)%	(3)%

Other expense, net, increased in both the third fiscal quarter and the nine month period ended August 31, 2021 as compared to the same periods in the prior year. This is a result of increased interest expense associated with our convertible senior notes, which we issued in April 2021. In both periods shown, the increases in interest expense were offset by lower foreign currency loss due to lower costs of forward points on our outstanding forward contracts.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2021	August 31, 2020	% Change	August 31, 2021	August 31, 2020	% Change
Provision for income taxes	$8,531	$6,254	36%	$17,841	$17,947	(1)%
As a percentage of total revenue	6%	6%		5%	6%

Our effective tax rate was 22% in the third fiscal quarter of 2021 compared to 21% in the third fiscal quarter of 2020. The increase is due primarily to discrete tax benefits in the third fiscal quarter of 2020. There were no significant discrete tax items in the third fiscal quarter of 2021.

Net Income

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2021	August 31, 2020	% Change	August 31, 2021	August 31, 2020	% Change
Net income	$30,976	$23,977	29%	$63,494	$62,061	2%
As a percentage of total revenue	21%	22%		16%	19%

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	August 31, 2021	November 30, 2020
Cash and cash equivalents	$379,895	$97,990
Short-term investments	3,782	8,005
Total cash, cash equivalents and short-term investments	$383,677	$105,995

The increase in cash, cash equivalents and short-term investments of $277.7 million from the end of fiscal year 2020 was due to cash inflow from the issuance of the convertible senior notes of $349.2 million, cash inflows from operations of $134.6 million, $6.8 million in cash received from the issuance of common stock, a decrease in escrow receivable of $2.1 million, and the effect of exchange rates on cash of $0.6 million. These cash inflows were offset by payments of debt obligations of $111.7 million, cash paid for the purchase of capped calls of $43.1 million in connection with the convertible note offering, repurchases of common stock of $35.0 million, dividend payments of $23.4 million, and purchases of property and equipment of $2.7 million. Except as described below, there are no limitations on our ability to access our cash, cash equivalents and short-term investments.

As of August 31, 2021, $30.7 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries. Foreign cash includes unremitted foreign earnings, which are invested indefinitely outside of the U.S. As such, it is not available to fund our domestic operations. If we were to repatriate these earnings, we may be subject to income tax withholding in certain tax jurisdictions and a portion of the repatriated earnings may be subject to U.S. income tax. However, we do not anticipate that this would have a material adverse impact on our liquidity.

Share Repurchase Program

In January 2020, our Board of Directors increased the total share repurchase authorization from $75 million to $250 million. In each of the three months ended August 31, 2021 and August 31, 2020, we did not repurchase any shares of our common stock. In the nine months ended August 31, 2021 and August 31, 2020, we repurchased and retired 0.8 million shares for $35.0 million and 0.4 million shares for $20.0 million, respectively. The shares were repurchased in both periods as part of our Board of Directors authorized share repurchase program. As of August 31, 2021, there was $155.0 million remaining under the current authorization.

Dividends

We began paying quarterly cash dividends to Progress stockholders in December 2016, with annual increases in the quarterly cash dividend since such time. On June 22, 2021, our Board of Directors declared a quarterly dividend of $0.175 per share of common stock that was paid on September 15, 2021. On September 21, 2021, our Board of Directors declared a quarterly dividend of $0.175 per share of common stock that will be paid on December 15, 2021 to shareholders of record as of the close of business on December 1, 2021.

Restructuring Activities

During the fourth quarter of fiscal year 2020, we restructured our operations in connection with the acquisition of Chef (Note 6). This restructuring resulted in a reduction in redundant positions, primarily within administrative functions of Chef. For the three months ended August 31, 2021, we incurred minimal expenses relating to this restructuring. For the nine months ended August 31, 2021, we incurred expenses of $0.9 million relating to this restructuring. Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2021. Accordingly, the balance of the restructuring reserve, which is not material, is included in other accrued liabilities on the condensed consolidated balance sheet at August 31, 2021. We expect to incur additional expenses as part of this action related to employee costs and facility closures as we consolidate offices in various locations during fiscal year 2021. In September 2021, we closed a facility as part of this restructuring and expect to incur restructuring charges of approximately $2.9 million during the fourth quarter of fiscal year 2021.

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

The outstanding balance of the term loan as of August 31, 2021 was $272.8 million, with $24.5 million due in the next 12 months. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. The interest rate as of August 31, 2021 was 2.13%. As of August 31, 2021, there were no amounts outstanding under the revolving line of credit and $2.4 million of letters of credit outstanding (Note 7).

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

Cash Flows From Operating Activities

	Nine Months Ended
(In thousands)	August 31, 2021	August 31, 2020
Net income	$63,494	$62,061
Non-cash reconciling items included in net income	69,191	48,391
Changes in operating assets and liabilities	1,917	(8,367)
Net cash flows from operating activities	$134,602	$102,085

The year over year increase in cash generated from operations was primarily due to the addition of Chef for a full year, as well as particularly strong collections of our receivables, partially offset by increased expenses. Our gross accounts receivable as of August 31, 2021 decreased by $7.7 million from the end of fiscal year 2020 and our days sales outstanding (DSO) in accounts receivable increased to 54 days from 49 days in the fiscal third quarter of 2020 due to the timing of billings and collections.

Cash Flows From (Used in) Investing Activities

	Nine Months Ended
(In thousands)	August 31, 2021	August 31, 2020
Net investment activity	$4,150	$9,892
Purchases of property and equipment	(2,741)	(3,419)
Decrease in escrow receivable and other	2,330	—
Net cash flows from investing activities	$3,739	$6,473

Net cash outflows and inflows of our net investment activity are generally a result of the timing of our purchases and maturities of securities, which are classified as cash equivalents or short-term securities. We also purchased $2.7 million of property and equipment in the first nine months of fiscal year 2021, as compared to $3.4 million in the first nine months of fiscal year 2020.

Cash Flows From (Used in) Financing Activities

	Nine Months Ended
(In thousands)	August 31, 2021	August 31, 2020
Proceeds from stock-based compensation plans	$9,247	$9,027
Repurchases of common stock	(35,000)	(20,000)
Payment of principal on long-term debt	(111,669)	(7,525)
Proceeds from issuance of senior convertible notes, net of issuance costs of $9,900	350,100	—
Purchase of capped calls	(43,056)	—
Dividend payments to shareholders	(23,372)	(22,358)
Payment of debt issuance costs	(904)	—
Other financing activities	(2,398)	(4,072)
Net cash flows from (used in) financing activities	$142,948	$(44,928)

During the first nine months of fiscal year 2021, we received $349.2 million in net proceeds from the issuance of convertible senior notes and paid $43.1 million to purchase capped calls in connection with the convertible note offering. We also received $9.2 million from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $9.0 million in the first nine months of fiscal year 2020. Further, we repurchased $35.0 million of our common stock under our share repurchase plan compared to $20.0 million in the same period of the prior year. We also made payments on our long-term debt of $111.7 million (including a $98.5 million repayment on the revolving line of credit) in the first nine months of fiscal year 2021 compared to $7.5 million in the same period of the prior year. Finally, we made dividend payments of $23.4 million to our shareholders during the first nine months of fiscal year 2021, as compared to $22.4 million in the first nine months of fiscal year 2020.

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

We also believe that our financial resources will allow us to manage the on-going impact of COVID-19 on our business operations for the foreseeable future.

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

Recent Accounting Pronouncements

Refer to Note 1 - Nature of Business and Basis of Presentation (Part I, Item 1 of this Form 10-Q) for further discussion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the third quarter of fiscal year 2021, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our 2020 10-K, for a more complete discussion of the market risks we encounter.

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

(b) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended August 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the fiscal quarter ended August 31, 2021 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

*Risks Related to Our Ability to Grow Our Business

*The ongoing COVID-19 pandemic could materially and adversely affect our business, results of operations and financial condition. In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which has spread throughout the United States and the world and has resulted in authorities implementing and re-implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. The COVID-19 pandemic continues to evolve, and measures remain in place to varying degrees as the rate and pace of recovery from COVID-19 has differed and continues to differ by geography and industry.

Given the economic uncertainty created by the COVID-19 pandemic, we could see delays in our sales cycle, failures of customers to renew at all or to renew at the anticipated scope their subscriptions with us, requests from customers for payment term deferrals as well as pricing or bundling concessions, which, if significant, could materially and adversely affect our business, results of operations and financial condition. In addition, our third-party service providers may experience financial difficulties or business disruptions that could negatively affect their operations and their ability to supply us with services needed for our products and operations. Although these events did not have a material adverse impact on our financial results for the first nine months ended August 31, 2021 or the fiscal year ended November 30, 2020, there can be no assurance that these events will not have a material adverse impact on our financial results for the full fiscal year or future periods.

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

*We intend to make additional acquisitions of businesses, products or technologies that involve additional risks, which could disrupt our business or harm our financial condition, results of operations or cash flows. A key element of our strategy includes the acquisition of businesses that offer complementary products, services and technologies, augment our revenues and cash flows, and meet our strict financial and other criteria. We may not be able to identify suitable acquisition opportunities, or to consummate any such transactions. Any acquisitions that we do complete and their integration involve a number of risks, the occurrence of which could have a material adverse effect on our business, financial condition, operating results or cash flows, including:

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

*We face various risks in connection with our proposed acquisition of Kemp. On September 23, 2021, we entered into an agreement to acquire Kemp. We face various risks in connection with our proposed acquisition of Kemp, including uncertainties as to the timing of the closing of the acquisition, the possibility that various closing conditions for the transaction may not be satisfied or waived, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the transaction, the effects of disruption from the transaction making it more difficult to maintain relationships with employees, customers, other business partners or governmental entities, other business effects, including the effects of industry, economic or political conditions outside of our control, transaction costs, actual or contingent liabilities, diversion of management, uncertainties as to whether anticipated synergies will be realized and uncertainties as to whether Kemp’s business will be successfully integrated with our business. Any one or more of these factors could have a material adverse effect on the combined business, our results of operations and our financial condition.

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

*Our business practices with respect to the collection, use and management of personal information could give rise to operational interruption, liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to consumer privacy and data protection. As regulatory focus on privacy issues continues to increase and worldwide laws and regulations concerning the handling of personal information expand and become more complex, potential risks related to data collection and use within our business will intensify. For example, on July 16, 2020, the Court of Justice of the European Union ("CJEU") invalidated the E.U.-U.S. Privacy Shield framework – a system for complying with EU data protection requirements when transferring personal data from the European Economic Area ("EEA") to the U.S. – with immediate effect. Other data transfer mechanisms remain intact although still subject to considerable scrutiny by certain member states and their Data Protection Authorities. While legislators are still said to be considering a replacement for the Privacy Shield, no action seems imminent. As a result, we may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of EEA residents. Also, on June 4, 2021, the European Commission approved new standard contractual clauses to permit transfers of personal data from the European Union to other countries, such as the United States. These new provisions replace the previous version, which was adopted in 2010. The new clauses align more closely with the General Data Protection Regulation (GDPR) of 2018 by, among other things, increasing documentation responsibilities.

The regulatory environment applicable to the handling of EEA residents' personal data, which is governed by the GDPR, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs, and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.

In addition, U.S. and foreign governments have enacted or are considering enacting legislation or regulations, or may in the near future interpret existing legislation or regulations, in a manner that could significantly impact our ability and the ability of our customers and data partners to collect, augment, analyze, use, transfer and share personal and other information that is integral to certain services we provide. For example, in the U.S., the California Consumer Privacy Act ("CCPA") became effective in January 2020, and internationally, Brazil’s data privacy law (Lei Geral de Proteção de Dados Pessoais, or LGPD), which is similar to GDPR, became effective in September 2020. The U.S. Congress is considering several privacy bills at the federal level, and other state legislatures are considering privacy laws.

The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we operate. .Regulators globally are also imposing greater monetary fines for privacy violations. For example, non-compliance with the GDPR may result in monetary penalties of up to 4% of worldwide revenue.

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

*Risks Related to our Indebtedness and Convertible Senior Notes

*Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations. As of August 31, 2021, we had approximately $563 million of consolidated indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
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

The accounting method for the Notes could adversely affect our reported financial condition and results. The accounting method for reflecting the Notes on our balance sheet, accruing interest expense for the Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

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

The capped call transactions may affect the value of our common stock. In connection with the issuance of the Notes, we entered into capped call transactions with certain financial institutions (“option counterparties”). The capped call transactions are generally expected to reduce the potential dilution to our common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. From time to time, the option counterparties that are parties to the capped call transactions or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes. This activity could cause a decrease in the market price of our common stock.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results. Noteholders may require us to repurchase their Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition all conversions of Notes will be settled partially or entirely in cash. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the Notes or pay the cash amounts due upon conversion. Our failure to repurchase Notes or to pay the cash amounts due upon conversion when required will constitute a default under the indenture governing the terms of the Notes. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. If the repayment of such other indebtedness were to be accelerated after any applicable notice or grace periods, then we may not have sufficient funds to repay that indebtedness and repurchase the Notes or make cash payments upon their conversion.

We are subject to counterparty risk with respect to the capped call transactions, and the capped call may not operate as planned.
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

Provisions in the indenture could delay or prevent an otherwise beneficial takeover of us. Certain provisions in the Notes and the indenture could make a third party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then Noteholders will have the right to require us to repurchase their Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the Notes and the indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that Noteholders or holders of our common stock may view as favorable.

Conversion of the Notes may dilute the ownership interest of existing stockholders. The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Notes. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

Information related to the repurchases of our common stock by month in the third quarter of fiscal year 2021 is as follows (in thousands, except per share and share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
June 2021	—	$—	—	$155,000
July 2021	—	—	—	155,000
August 2021	—	—	—	155,000
Total	—	$—	—	$155,000

(1)In January 2020, our Board of Directors increased the total share repurchase authorization from $75.0 million to $250.0 million. As of August 31, 2021, there was $155.0 million remaining under this authorization.

Item 5. Other Information

On September 23, 2021, we entered into a definitive agreement to acquire MPC Kappa Holdings, Inc. (“MPC”), the ultimate beneficial owner of Kemp Technologies, Inc. and Flowmon Networks a.s. and their subsidiaries (collectively, “Kemp”), for approximately $258 million in cash (the “Purchase Price”), subject to customary adjustments. The closing of the acquisition (the “Closing”) is expected to occur during the fourth quarter of our fiscal year 2021. The acquisition will be funded with existing cash on hand at the Closing. Kemp is the always-on application experience company that helps enterprises deliver, optimize and secure applications and networks across any cloud or hybrid environment. With this acquisition, we will extend our portfolio of market-leading products in DevOps, Application Development, Data Connectivity and Digital Experience, adding Application Experience Management (AX).

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

2.1***	Stock Purchase Agreement dated September 23, 2021, between Progress Software Corporation, MPC Kappa Holdings, Inc., the Sellers set forth therein, and the Seller Representative

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Yogesh K. Gupta

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Anthony Folger

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101*	The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended August 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of August 31, 2021 and November 30, 2020; (ii) Condensed Consolidated Statements of Income for the three and nine months ended August 31, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2021 and 2020; (iv) Condensed Consolidated Statements of Shareholders' Equity for the three and nine months ended August 31, 2021 and 2020; (v) Condensed Consolidated Statements of Cash Flows for the three and nine months ended August 31, 2021 and 2020; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
***	Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on September 27, 2021

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	October 7, 2021	/s/ YOGESH K. GUPTA
Yogesh K. Gupta
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	October 7, 2021	/s/ ANTHONY FOLGER
Anthony Folger
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)