Form 10-K
period 2021-11-30
PROGRESS SOFTWARE CORP /MA
filed 2022-01-27
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2021
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

As of May 31, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $1,927,000,000.

As of January 20, 2022, there were 44,181,338 common shares outstanding.

Documents Incorporated By Reference
Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (our “definitive Proxy Statement”).

PROGRESS SOFTWARE CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2021

CAUTIONARY STATEMENTS

This Form 10-K, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Whenever we use words such as “believe,” “may,” “could,” “would,” “might,” “should,” “expect,” “intend,” “plan,” “estimate,” “target,” “anticipate” and negatives and derivatives of these or similar expressions, or when we make statements concerning future financial results, product offerings or other events that have not yet occurred, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Actual future results may differ materially from those contained in or implied by our forward-looking statements as a result of various factors. Such factors are more fully described in Part I, Item 1A of this Form 10-K under the heading “Risk Factors.” Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure you that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.

PART I

Item 1. Business

Overview

Progress Software Corporation ("Progress," the "Company," "we," "us," or "our") provides the best products to develop, deploy and manage high-impact applications. Our comprehensive product solutions are designed to make technology teams more productive and we have a deep commitment to the developer community, both open source and commercial alike. With Progress, organizations can accelerate the creation and delivery of strategic business applications, automate the process by which apps are configured, deployed and scaled, and make critical data and content more accessible and secure — leading to competitive differentiation and business success. Hundreds of thousands of enterprises, plus approximately 1,700 software companies and 3.5 million developers, depend on Progress to achieve their business goals.

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

Strategic Plan and Operating Model

The key tenets of our strategic plan and operating model are as follows:

Trusted Provider of the Best Products to Develop, Deploy and Manage High Impact Applications. A key element of our strategy is centered on providing the platform and tools enterprises need to build, deploy, and manage modern, strategic business applications. We offer these products and tools to both new customers and partners as well as our existing partner and customer ecosystems. This strategy builds on our vast experience in application development that we've acquired over the past 40 years.

Focus on Customer and Partner Retention to Drive Recurring Revenue and Profitability. Our organizational philosophy and operating principles focus primarily on customer and partner retention and success, and a streamlined operating approach in order to more efficiently drive predictable and stable recurring revenue and high levels of profitability.

Total Growth Strategy Driven by Accretive M&A. We are pursuing a total growth strategy driven by accretive acquisitions of businesses within the software infrastructure space, with products that appeal to both IT organizations and individual developers. These acquisitions must meet strict financial and other criteria, with the goal of driving significant stockholder returns by providing scale and increased cash flows. As described below, in November 2021, we acquired Kemp Technologies, Inc. ("Kemp") in a transaction that we expect will meet these strict financial criteria.

Kemp is the always-on application experience company that helps enterprises deliver, optimize and secure applications and networks across any cloud or hybrid environment. The purchase price for Kemp was $258 million and we funded the purchase price with existing cash balances. With this acquisition, we extended our portfolio of market-leading products in DevOps, Application Development, Data Connectivity and Digital Experience, adding Application Experience Management (AX). Kemp Loadmaster and Flowmon Network Visibility products monitor application performance, and distribute and balance traffic and workloads across servers, in the cloud or on premise, ensuring high performance and availability.

We expect to continue to pursue acquisitions meeting our financial criteria and designed to expand our business and drive significant stockholder returns.

Multi-Faceted Capital Allocation Strategy. Our capital allocation policy emphasizes accretive M&A, which allows us to expand our business and drive significant stockholder returns, and utilizes dividends and share repurchases to return capital to stockholders. We intend to repurchase our shares in sufficient quantities to offset dilution from our equity plans. Lastly, we return a significant portion of our annual cash flows from operations to stockholders in the form of dividends.

In fiscal year 2021, we repurchased and retired 0.8 million shares of our common stock for $35.0 million. As of November 30, 2021, there was $155.0 million remaining under share repurchase authorization. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand or discontinue the repurchase program at any time.

We began paying quarterly cash dividends of $0.125 per share of common stock to Progress stockholders in December 2016 and have paid quarterly dividends since that time. On September 21, 2021, our Board of Directors declared a quarterly dividend of $0.175 per share of common stock that was paid on December 15, 2021 to stockholders of record as of the close of business on December 1, 2021. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Our Products and Solutions

We provide the best products to develop, deploy and manage high-impact applications. Our comprehensive product solutions are designed to make technology teams more productive, and we have a deep commitment to the developer community, both open source and commercial alike. Described below are some of the solutions that make up our comprehensive product portfolio.

OpenEdge

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

Developer Tools

Our Developer Tools products consist of a leading set of components for user interface (UI) development for Web, Mobile, Desktop, Chat and AR/VR apps, plus automated application testing and reporting tools. These products make development of modern, engaging application UIs fast and easy for .NET and JavaScript developers. Developer Tools is focused on serving the evolving needs of our substantial developer community in creating modern and engaging applications. The products within Developer Tools are Telerik, Kendo UI, Fiddler and Test Studio.

Sitefinity

Sitefinity is a next-generation web content management and customer analytics platform for managing and optimizing digital experiences. Sitefinity combines superior end user experience with a high level of customization capabilities for developers.

Corticon

Corticon is a market-leading Business Rules Management System that provides applications with decision automation, decision change process and decision-related insight capabilities. Corticon helps both business and IT users to quickly create or reuse business rules as well as create, improve, collaborate on, and maintain decision logic.

DataDirect Connect

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

Chef

Chef is a complete infrastructure automation platform to build, deploy, manage and secure applications in modern multi-cloud and hybrid environments, as well as on-premises. Chef Enterprise Automation Stack is the full suite of enterprise infrastructure, application and DevSecOps automation technologies delivering change quickly, repeatedly and securely. For more than ten years, Chef has led the industry in DevOps innovation, uniting teams at organizations of all sizes and optimizing processes and outcomes to accelerate its customers’ business growth. Chef software is developed as 100% open source.

The primary solutions within the Chef Enterprise Automation Stack are Chef Infra, Chef InSpec, Chef Habitat, Chef Compliance, Chef Automate and Chef Desktop. Chef Infra automates infrastructure configuration, ensuring every system is configured correctly and consistently. Chef InSpec provides a language for describing security and compliance rules that can be shared between software engineers, operations and security engineers. Chef Habitat provides automation capabilities for defining, packages and delivering applications to almost any environment, regardless of operating system or deployment platform. Chef Automate is an enterprise dashboard and analytics tool enabling cross-team collaboration with actionable insights for configuration and compliance and an auditable history of changes to environments. Chef Compliance helps enterprises maintain compliance and prevent security incidents across heterogenous estates. Chef Desktop allows IT teams to automate the deployment, management and ongoing compliance of IT resources.

WhatsUp Gold

WhatsUp Gold is an award-winning network monitoring solution, which enables small and medium-sized businesses and enterprises to continuously monitor and manage their IT infrastructure and applications, assuring high levels of performance and availability.

Kemp Loadmaster

The Kemp LoadMaster load balancing solutions and extensive library of application deployment templates provide high performance and secure delivery of application workloads from a wide range of vendors in multiple sectors.

Kemp Flowmon Network Visibility

The Kemp Flowmon network performance monitoring and diagnostic (NPMD) solutions collect and analyze rich network telemetry from various sources, saving hours of tedious network troubleshooting and accelerating time-to-resolution. The Kemp Flowmon network detection and response (NDR) solutions combine machine learning, heuristics and advanced analytics to improve network performance, alert on network anomalies and provide early detection of advanced persistent threats.

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

Our primary development offices are located in Bedford, Massachusetts; Morrisville, North Carolina; Alpharetta, Georgia; Madison, Wisconsin; Sofia, Bulgaria; Limerick, Ireland; Brno, Czech Republic; and Bangalore and Hyderabad, India.

Customers

We sell our products globally through several channels: directly to end users and indirectly through independent software vendors, OEMs, and system integrators. Sales of our solutions and products through our direct sales force have historically been to business managers or IT managers in corporations and governmental agencies. We also target developers who create business applications, from individuals to teams, within enterprises of all sizes.

We also sell our products through indirect channels, primarily ISVs. OEMs, and value-added resellers, who embed or add features to our products as part of an integrated solution. We use distributors and resellers, both internationally and domestically, in certain locations where we do not have a direct presence or where it is more economically or contractually feasible for us to do so. More than half of our license revenues are derived from these indirect channels.

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

Original Equipment Manufacturers

We enter into arrangements with OEMs in which the OEM embeds our products into its solutions, typically either software or technology devices. OEMs typically license the right to embed our products into their solutions and distribute those solutions for initial terms ranging from one to three years. Historically, most of our OEMs have renewed their agreements upon the expiration of the initial term. However, there is no assurance that they will continue to renew in the future. If any of our largest OEM customers were not to renew their agreements in the future, this could materially impact our DataDirect Connect product line.

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

Our sales and marketing efforts with respect to certain of our products differ from our traditional sales and marketing efforts because the target markets are different. For these products, we have designed our marketing and sales model to be efficient for high volumes of lower-price transactions. Our marketing efforts focus on driving traffic to our websites and on generating high quality sales leads, in many cases, consisting of developer end users who download a free evaluation of our software. Our sales efforts then focus on converting these leads into paying customers through a high volume, short duration sales process. Of particular importance to our target market, we enable our customers to buy our products in a manner convenient to them, whether by purchase order, online with a credit card or through our channel partners.

Customer Support

Our customer support staff provides telephone and Web-based support to end users, application developers and OEMs. Customers purchase maintenance services entitling them to software updates, technical support and technical bulletins. Maintenance is generally not required with our products and is purchased at the customer's option. We provide support to customers primarily through our main regional customer support centers in Bedford, Massachusetts; Melville, New York; Morrisville, North Carolina; Alpharetta, Georgia; Madison, Wisconsin; Limerick, Ireland; Rotterdam, The Netherlands; Brno, Czech Republic; Hyderabad, India; Singapore; and Sofia, Bulgaria. Local technical support for specific products is provided in certain other countries as well.

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

Beginning in the second quarter of fiscal year 2021, we operate as one operating segment: software products to develop, deploy, and manage high-impact business applications. Our CODM evaluates financial information on a consolidated basis. As we operate as one operating segment, the required financial segment information can be found in the condensed consolidated financial statements. Refer to Note 15: Revenue Recognition and Note 19: Business Segments and International Operations to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for information by geographic area.

Human Capital

As of November 30, 2021, we had 2,103 employees worldwide, including 719 in sales and marketing, 326 in customer support and services, 818 in product development and 240 in administration.

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

Employee Engagement, Development and Training

We invest significant resources to develop our in-house talent and deepen our employees’ skill sets, both to strengthen our company and help further our employees’ personal career goals. We empower our employees to drive their career aspirations and set personal development objectives in partnership with their managers. To strengthen these conversations, we train managers across the globe to partner with employees through career conversations, as well as provide career development training for all employees so that they can successfully leverage the many tools in place to support them.

To match the location and learning specifics of our people, we combine various channels for personal and technical development: on-demand videos, webinars, classroom trainings, text-based resources, coaching, and more. We also believe strongly in fostering our employees’ personal growth and offer programs like tuition reimbursement.

Our efforts to recruit and retain a diverse and inclusive workforce include providing competitive compensation and benefit packages worldwide and ensuring we listen to our employees. To that end, we regularly survey our employees to obtain their views and assess employee satisfaction. We use the views expressed in the surveys to influence our people strategy and policies. We also use employee survey information to gain insights into how and where we work.

COVID-19 Response

In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees as well as the communities in which we operate. This includes having the vast majority of our employees work from home, while implementing additional safety measures for employees continuing critical on-site work. We also provided a work-from-home reimbursement policy to assist employees in that transition and added several company-wide paid days off and caregiving support to help employees balance their work and life responsibilities.

Flexible Work Approach

The COVID‐19 pandemic has significantly changed the way employees think about where and how they work. For most of our employees, productivity is no longer tied to being in an office and collaboration can happen between people anywhere. Our view of our offices has evolved to places for collaboration and in-person interactions rather than the only places where productive work can occur. In 2021 we announced a modern approach to work that gives our employees more flexibility to choose where to work. Depending on their role, this means that employees can choose their office location, as well as continue to work from home some or all the time. We expect this flexible approach will help us recruit and retain employees.

Inclusion and Diversity

As a multicultural company serving a global community, we encourage a wide range of views and celebrate our diverse backgrounds. We are committed to creating a culture of innovation and inspiration, where employees feel a strong sense of community and pride in the company and the successes they have helped to achieve.

We launched an inclusion and diversity (I&D) undertaking focused on fostering an inclusive environment and diverse workforce by strengthening the following core areas of our organization: culture and belonging; talent acquisition; leveraging talent; management and leadership; and career development. To ensure success of our I&D efforts, we formed an Inclusion and Diversity Advisory Committee, made up of a diverse group of Progress employees from around the globe with varying backgrounds, skill sets and viewpoints. This committee has been tasked with supporting the formation and implementation of enterprise-wide I&D initiatives and ensuring a clear I&D vision is established and articulated in a way that is authentic for everyone at Progress. Among its many accomplishments, the committee helped to establish a governance framework for Progress Employee Resource Groups (ERGs), supported the formation of our first ERGs, , and contributed to the strengthening of our career and hiring processes. We now have six ERGs: Progress for Her, Blacks at Progress, Plus (LGTBQ+), veterans@progress, ASPIRE (Asian Pacific Islanders) and Unidos en Progress.

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

Given the economic uncertainty created by the COVID-19 pandemic, we could see delays in our sales cycle, failures of customers to renew at all or to renew at the anticipated scope their subscriptions with us, requests from customers for payment term deferrals as well as pricing or bundling concessions, which, if significant, could materially and adversely affect our business, results of operations and financial condition. In addition, our third-party service providers may experience financial difficulties or business disruptions that could negatively affect their operations and their ability to supply us with services needed for our products and operations. Although these events did not have a material adverse impact on our financial results for the fiscal year ended November 30, 2021, there can be no assurance that these events will not have a material adverse impact on our financial results for the full fiscal year or future periods.

The full extent of the COVID-19 pandemic’s impact on our operations and financial performance depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, its impact on capital and financial markets, the timing of economic recovery, the spread of the virus to other regions, and the actions taken to contain it, among others. Any of these impacts could have a material adverse impact on our business, results of operations and financial condition and ability to execute and capitalize on our strategies. Due to the ongoing uncertainty regarding the severity and duration of the COVID-19 pandemic, we cannot predict whether our response to date or the actions we may take in the future will be effective mitigating the effects of the COVID-19 pandemic on our business, results of operations or financial condition. Accordingly, we are unable at this time to predict the future impact of the COVID-19 pandemic on our operations, liquidity, and financial results, and, depending on the magnitude and duration of the COVID-19 pandemic, such impact may be material.

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

We are substantially dependent on our OpenEdge products. We derive a significant portion of our revenue from software license and maintenance revenue attributable to our OpenEdge product set. Accordingly, our future results depend on continued market acceptance of OpenEdge. If consumer demand declines, or new technologies emerge that are superior to, or are more responsive to customer requirements than, OpenEdge such that we are unable to maintain OpenEdge’s competitive position within its marketplace, our business, financial condition and operating results may be materially adversely affected.

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

Risks Related to the Operation of Our Business

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

Our international operations expose us to additional risks, and changes in global economic and political conditions could adversely affect our international operations, our revenue and our net income. Approximately 41% of our total revenue is generated from sales outside North America. Political and/or financial instability, oil price shocks and armed conflict in various regions of the world can lead to economic uncertainty and may adversely impact our business. Political instability may lead to significant, continuing volatility in global stock markets and currency exchange rate fluctuations. If customers’ buying patterns, decision-making processes, timing of expected deliveries and timing of new projects unfavorably change due to economic or political conditions, there would be a material adverse effect on our business, financial condition and operating results.

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

Risks Related to Laws and Regulations

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

Risks Related to our Indebtedness and Convertible Senior Notes

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations. As of November 30, 2021, we had approximately $560 million of consolidated indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
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

We are required to comply with certain financial and operating covenants under our credit facility and to make scheduled debt payments as they become due; any failure to comply with those covenants or to make scheduled payments could cause amounts borrowed under the facility to become immediately due and payable or prevent us from borrowing under the facility. In January 2022, we entered into an amended and restated credit agreement, which provides for a $275.0 million term loan and a $300.0 million revolving loan (which may be increased by an additional $260.0 million if the existing or additional lenders are willing to make such increased commitments). This facility matures in January 2027, at which time any amounts outstanding will be due and payable in full. We may wish to borrow additional amounts under the facility in the future to support our operations, including for strategic acquisitions and share repurchases.

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

The capped call transactions may affect the value of our common stock. In connection with the issuance of the Notes, we entered into capped call transactions with certain financial institutions (“option counterparties”). The capped call transactions are generally expected to reduce the potential dilution to our common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. From time to time, the option counterparties that are parties to the capped call transactions or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our common stock and/

or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes. This activity could cause a decrease in the market price of our common stock.

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

We also maintain offices for administrative, sales, support, marketing, product development and/or distribution purposes in leased facilities in various other locations in North America, including Burlington, Massachusetts, Morrisville, North Carolina, and Alpharetta, Georgia and outside North America, including Sofia, Bulgaria, Limerick, Ireland, Brno, Czech Republic, Bangalore and Hyderabad, India, and Rotterdam, the Netherlands. The terms of our leases generally range from one to fifteen years.

Beginning in March 2020, our employees across all geographic regions shifted to working from home due to the COVID-19 pandemic. In early 2021, we reopened our offices in locations where it was permissible to do so, but most of our employees continued to work from home. Our focus remains on promoting employee health and safety, so we are not requiring employees to return to the office at this time. At the end of fiscal year 2021, we adopted an approach to work that gives our employees more flexibility to choose where to work. Depending on their role, this means that employees can choose their office location, as well as continue to work from home some or all the time. As of November 30, 2021, we have not terminated any significant lease arrangements. We believe our facilities are adequate for the conduct of our business.

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

As of December 31, 2021, our common stock was held by approximately 133 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Stock Repurchases and Dividends

Repurchases of our common stock by month in the fourth quarter of fiscal year 2021 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
September 2021	—	$—	—	$155,000
October 2021	—	—	—	155,000
November 2021	—	—	—	155,000
Total	—	$—	—	$155,000

The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand or discontinue the repurchase program at any time. In January 2020, our Board of Directors increased the total share repurchase authorization to $250.0 million. As of November 30, 2021, there was $155.0 million remaining under this share repurchase authorization.

We have declared aggregate per share quarterly cash dividends totaling $0.700, $0.670 and $0.630 for the years ended November 30, 2021, November 30, 2020 and November 30, 2019, respectively. We paid aggregate cash dividends totaling $31.6 million, $29.9 million and $27.8 million for the years ended November 30, 2021, November 30, 2020 and November 30, 2019, respectively. Our Board of Directors may choose to suspend, decrease, or discontinue utilizing dividends as part of our capital allocation strategy at any time, particularly, if doing so, may advance our accretive M&A strategy.

Stock Performance Graph and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Computer Index for each of the last five fiscal years ended November 30, 2021, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends.

Comparison of 5 Year Cumulative Total Return(1)
Among Progress Software Corporation, the NASDAQ Composite Index and the
NASDAQ Computer Index

$450
$400
$350
$300
$250
$200
$150
$100
$50
11/16
11/17
11/18
11/19
11/20
11/21
PRGS
NASDAQ Composite
NASDAQ Computer

(1) $100 invested on November 30, 2016 in stock or index, including reinvestment of dividends.

November 30,	2016	2017	2018	2019	2020	2021
Progress Software Corporation	$100.00	$139.80	$118.90	$139.09	$135.61	$163.85
NASDAQ Composite	100.00	129.12	137.70	160.94	229.14	291.86
NASDAQ Computer	100.00	141.43	148.09	192.27	291.21	414.65

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Progress Software Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Financial Statements (Part II, Item 8 of this Form 10-K). This section generally discusses the results of our operations for the year ended November 30, 2021 compared to the year ended November 30, 2020. For a discussion of the year ended November 30, 2020 compared to the year ended November 30, 2019, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended November 30, 2020, as amended.

Forward-Looking Statements

Certain statements below about anticipated results and our products and markets are forward-looking statements that are based on our current plans and assumptions. Important information about the bases for these plans and assumptions and factors that may cause our actual results to differ materially from these statements is contained below and in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

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

Overview

Progress Software Corporation ("Progress," the "Company," "we," "us," or "our") provides the best products to develop, deploy and manage high-impact applications. Our comprehensive product solutions are designed to make technology teams more productive and we have a deep commitment to the developer community, both open source and commercial alike. Beginning in the second quarter of fiscal year 2021, we operate as one operating segment.

The key tenets of our strategic plan and operating model are as follows:

Trusted Provider of the Best Products to Develop, Deploy and Manage High Impact Applications. A key element of our strategy is centered on providing the platform and tools enterprises need to build, deploy, and manage modern, strategic business applications. We offer these products and tools to both new customers and partners as well as our existing partner and customer ecosystems. This strategy builds on our vast experience in application development that we've acquired over the past 40 years.

Focus on Customer and Partner Retention to Drive Recurring Revenue and Profitability. Our organizational philosophy and operating principles focus primarily on customer and partner retention and success and a streamlined operating approach in order to more efficiently drive, predictable and stable recurring revenue and high levels of profitability.

Total Growth Strategy Driven by Accretive M&A. We are pursuing a total growth strategy driven by accretive acquisitions of businesses within the software infrastructure space, with products that appeal to both IT organizations and individual developers. These acquisitions must meet strict financial and other criteria, with the goal of driving significant stockholder returns by providing scale and increased cash flows. In April 2019, we acquired Ipswitch, Inc. and in October 2020, we acquired Chef Software. These acquisitions met our strict financial criteria. As described below, in November 2021, we acquired Kemp Technologies. This acquisition is expected to meet our strict financial criteria.

Kemp is the always-on application experience company that helps enterprises deliver, optimize and secure applications and networks across any cloud or hybrid environment. The purchase price for Kemp was $258 million and we funded the purchase price with existing cash balances. With this acquisition, we extended our portfolio of market-leading products in DevOps, Application Development, Data Connectivity and Digital Experience, adding Application Experience Management (AX). Kemp Loadmaster and Flowmon Network Visibility products monitor application performance, and distribute and balance traffic and workloads across servers, in the cloud or on premise, ensuring high performance and availability.

Multi-Faceted Capital Allocation Strategy. Our capital allocation policy emphasizes accretive M&A, which allows us to expand our business and drive significant stockholder returns, and utilizes dividends and share repurchases to return capital to stockholders. We intend to repurchase our shares in sufficient quantities to offset dilution from our equity plans. Lastly, we return a significant portion of our annual cash flows from operations to stockholders in the form of dividends.

In fiscal year 2021, we repurchased and retired 0.8 million shares of our common stock for $35.0 million. As of November 30, 2021, there was $155.0 million remaining under share repurchase authorization. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand or discontinue the repurchase program at any time.

We began paying quarterly cash dividends of $0.125 per share of common stock to Progress stockholders in December 2016 and increased the quarterly cash dividend annually in fiscal years 2017, 2018 and 2019. On September 22, 2020, our Board of Directors approved an additional increase of 6% to our quarterly cash dividend from $0.165 to $0.175 and declared a quarterly dividend of $0.175 per share of common stock. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

We will continue to pursue acquisitions meeting our financial criteria and designed to expand our business and drive significant stockholder returns. As a result, our expected uses of cash could change, our cash position could be reduced, and we may incur additional debt obligations to the extent we complete additional acquisitions. However, we believe that existing cash balances, together with funds generated from operations and amounts available under our credit facility, will be sufficient to finance our operations and meet our foreseeable cash requirements, including quarterly cash dividends and stock repurchases to Progress stockholders, as applicable, through at least the next twelve months.

We also believe that our financial resources have allowed, and will continue to allow us to manage the impact of COVID-19 on our business operations for the foreseeable future. The challenges posed by COVID-19 on our business continue to evolve. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19.

We derive a significant portion of our revenue from international operations, which are primarily conducted in foreign currencies. As a result, changes in the value of these foreign currencies relative to the U.S. dollar have significantly impacted our results of operations and may impact our future results of operations. Since approximately one-third of our revenue is denominated in foreign currency, and given the volatility in the global economy created by COVID-19, our revenue results in fiscal year 2021 were impacted by fluctuations in foreign currency exchange rates.

Results of Operations

Fiscal Year 2021 Compared to Fiscal Year 2020

Revenue

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2021	November 30, 2020	As Reported	Constant Currency
Revenue	$531,313	$442,150	20%	19%

The increase in revenue in fiscal year 2021 was driven by the acquisition of Chef which closed during the fourth quarter of fiscal year 2020, increased demand for our OpenEdge and Ipswitch product offerings and to a lesser extent, the acquisition of Kemp which contributed $5.9 million of revenue during the fourth quarter of fiscal year 2021. Changes in prices from fiscal year 2020 to 2021 did not have a significant impact on our revenue.

Software License Revenue

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2021	November 30, 2020	As Reported	Constant Currency
License	$156,590	$115,249	36%	34%
As a percentage of total revenue	29%	26%

Software license revenue increased in fiscal year 2021 primarily due to the acquisitions of Chef and Kemp, as well as increased demand for our OpenEdge, DataDirect, and Ipswitch product offerings.

Maintenance and Services Revenue

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2021	November 30, 2020	As Reported	Constant Currency
Maintenance	$325,863	$288,887	13%	11%
As a percentage of total revenue	61%	65%
Professional services	$48,860	$38,014	29%	27%
As a percentage of total revenue	10%	9%
Total maintenance and services revenue	$374,723	$326,901	15%	13%
As a percentage of total revenue	71%	74%

Maintenance revenue increased in fiscal year 2021 primarily due to the acquisitions of Chef and Kemp, as well as an increase in maintenance revenue from our Ipswitch and OpenEdge product offerings. Professional services revenue increased primarily due to the acquisition of Chef, as well as an increase in professional services revenue from our OpenEdge product offerings.

Revenue by Region

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2021	November 30, 2020	As Reported	Constant Currency
North America	$317,814	$260,998	22%	22%
As a percentage of total revenue	60%	59%
EMEA	$169,335	$143,754	18%	14%
As a percentage of total revenue	32%	33%
Latin America	$17,036	$14,574	17%	20%
As a percentage of total revenue	3%	3%
Asia Pacific	$27,128	$22,824	19%	16%
As a percentage of total revenue	5%	5%

Total revenue generated in North America increased $56.8 million, and total revenue generated outside North America increased $32.3 million, in fiscal year 2021. The increases in North America and EMEA were primarily due to the acquisitions of Chef and Kemp and increases in license and maintenance revenues from our OpenEdge and Ipswitch product offerings. Revenue from Latin America increased due to an increase in OpenEdge license sales. Revenue from Asia Pacific increased slightly, which was primarily due to the acquisition of Chef.

Total revenue generated in markets outside North America represented 40% of total revenue in fiscal year 2021 compared to 41% of total revenue in the same period last year. If exchange rates had remained constant in fiscal year 2021 as compared to the exchange rates in effect in fiscal year 2020, total revenue generated in markets outside North America would have been 39% of total revenue.

Cost of Software Licenses

	Fiscal Year Ended
(In thousands)	November 30, 2021	November 30, 2020	Change
Cost of software licenses	$5,271	$4,473	$798	18%
As a percentage of software license revenue	3%	4%
As a percentage of total revenue	1%	1%

Cost of software licenses consists primarily of costs of royalties, electronic software distribution, duplication, and packaging. The increase in cost of software licenses was the result of higher payments of royalties to third parties as compared to the prior fiscal year. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of Maintenance and Services

	Fiscal Year Ended
(In thousands)	November 30, 2021	November 30, 2020	Change
Cost of maintenance and services	$58,242	$49,744	$8,498	17%
As a percentage of maintenance and services revenue	16%	15%
As a percentage of total revenue	11%	11%
Components of cost of maintenance and services:
Personnel Related Costs	$40,015	$35,156	$4,859	14%
Contractors and Outside Services	13,087	11,317	1,770	16%
Hosting and Other	5,140	3,271	1,869	57%
Total cost of maintenance and services	$58,242	$49,744	$8,498	17%

Cost of maintenance and services consists primarily of costs of providing customer support, consulting, and education. Cost of maintenance and services increased primarily due to higher personnel, contractor, and hosting related costs resulting from the acquisitions of Chef and Kemp.

Amortization of Acquired Intangibles

	Fiscal Year Ended
(In thousands)	November 30, 2021	November 30, 2020	% Change
Amortization of acquired intangibles	$14,936	$7,897	89%
As a percentage of total revenue	3%	2%

Amortization of acquired intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. The year over year increase was due to the addition of Chef and Kemp acquired intangibles.

Gross Profit

	Fiscal Year Ended
(In thousands)	November 30, 2021	November 30, 2020	% Change
Gross profit	$452,864	$380,036	19%
As a percentage of total revenue	85%	86%

Our gross profit increased primarily due to the increase in revenue, offset by the increase of costs of maintenance and services and the amortization of intangibles, each as described above.

Sales and Marketing

	Fiscal Year Ended
(In thousands)	November 30, 2021	November 30, 2020	Change
Sales and marketing	$125,890	$100,113	$25,777	26%
As a percentage of total revenue	24%	23%
Components of sales and marketing:
Personnel related costs	$107,335	$85,167	$22,168	26%
Contractors and outside services	3,079	2,122	957	45%
Marketing programs and other	15,476	12,824	2,652	21%
Total sales and marketing	$125,890	$100,113	$25,777	26%

Sales and marketing expenses increased in fiscal year 2021 primarily due to increased personnel related costs resulting from the acquisitions of Chef and Kemp, increased variable compensation due to company wide performance, and increased marketing programs.

Product Development

	Fiscal Year Ended
(In thousands)	November 30, 2021	November 30, 2020	Change
Product development	$103,338	$88,599	$14,739	17%
As a percentage of total revenue	19%	20%
Components of product development costs:
Personnel related costs	$98,747	$85,624	$13,123	15%
Contractors and outside services	3,504	2,351	1,153	49%
Other product development costs	1,087	624	463	74%
Total product developments costs	$103,338	$88,599	$14,739	17%

Product development expenses increased in fiscal year 2021 due to increased personnel related, contractors and outside services costs resulting from the acquisitions of Chef and Kemp.

General and Administrative

	Fiscal Year Ended
(In thousands)	November 30, 2021	November 30, 2020	Change
General and administrative	$65,128	$54,004	$11,124	21%
As a percentage of total revenue	12%	12%
Components of general and administrative:
Personnel Related Costs	$51,601	$43,025	$8,576	20%
Contractors and Outside Services	9,299	8,338	961	12%
Other general and administrative costs	4,228	2,641	1,587	60%
Total cost of general and administrative	$65,128	$54,004	$11,124	21%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased in fiscal year 2021 primarily due to higher personnel related costs associated with our acquisitions of Chef and Kemp, as well as increases in contractors and outside services and other general and administrative costs.

Amortization of Intangibles

	Fiscal Year Ended
(In thousands)	November 30, 2021	November 30, 2020	% Change
Amortization of intangibles	$31,996	$20,049	60%
As a percentage of total revenue	6%	5%

Amortization of intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of acquired intangibles increased in fiscal year 2021 due to the additions of Chef and Kemp acquired intangibles.

Restructuring Expenses

	Fiscal Year Ended
(In thousands)	November 30, 2021	November 30, 2020	% Change
Restructuring expenses	$6,308	$5,906	7%
As a percentage of total revenue	1%	1%

Restructuring expenses recorded in fiscal year 2021 primarily relate to the restructuring activities that occurred in fiscal years 2021 and 2020. See Note 16: Restructuring to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional details, including types of expenses incurred and the timing of future expenses and cash payments.

Acquisition-Related Expenses

	Fiscal Year Ended
(In thousands)	November 30, 2021	November 30, 2020	% Change
Acquisition-related expenses	$4,102	$3,637	13%
As a percentage of total revenue	1%	1%

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs primarily consist of professional services fees, including third-party legal and valuation-related fees, as well as retention fees. Acquisition-related expenses in fiscal year 2021 were primarily related to the acquisition of Kemp, as well as our pursuit of other acquisition opportunities. Acquisition-related expenses in fiscal year 2020 were primarily related to the acquisitions of Chef and Ipswitch.

Income from Operations

	Fiscal Year Ended
(In thousands)	November 30, 2021	November 30, 2020	% Change
Income from operations	$116,102	$107,728	8%
As a percentage of total revenue	22%	24%

Income from operations increased year over year due to an increase in revenue, offset by increases in costs of revenue and operating expenses as shown above.

Other (Expense) Income

	Fiscal Year Ended
(In thousands)	November 30, 2021	November 30, 2020	% Change
Interest expense	$(20,045)	$(10,170)	(97)%
Interest income and other, net	777	1,495	(48)%
Foreign currency loss, net	(1,300)	(2,418)	46%
Total other expense, net	$(20,568)	$(11,093)	(85)%
As a percentage of total revenue	(4)%	(3)%

Total other expense, net, increased in fiscal year 2021 as a result of increased interest expense over the period, offset by lower foreign currency loss due to lower costs of forward points on our outstanding forward contracts. The increase in interest expense is due to our convertible senior notes, which we issued in April 2021. See the Liquidity and Capital Resources section of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of the convertible senior notes.

Provision for Income Taxes

	Fiscal Year Ended
(In thousands)	November 30, 2021	November 30, 2020	% Change
Provision for income taxes	$17,114	$16,913	1%
As a percentage of total revenue	3%	4%

Our effective income tax rate was 18% for both fiscal years 2021 and 2020. Our jurisdictional mix of profits remained consistent which resulted in a relatively flat tax provision and effective tax rate year-over-year.

Net Income

	Fiscal Year Ended
(In thousands)	November 30, 2021	November 30, 2020	% Change
Net income	$78,420	$79,722	(2)%
As a percentage of total revenue	15%	18%

Select Performance Metrics:

Management evaluates our financial performance using a number of financial and operating metrics. These metrics are periodically reviewed and revised to reflect changes in our business.

Annual Recurring Revenue (ARR)

We are providing an ARR performance metric to help investors better understand and assess the performance of our business because our mix of revenue generated from recurring sources has increased in recent years. ARR represents the annualized contract value for all active and contractually binding term-based contracts at the end of a period. ARR includes maintenance, software upgrade rights, public cloud and on-premises subscription-based transactions and managed services. ARR mitigates fluctuations due to seasonality, contract term and the sales mix of subscriptions for term-based licenses and SaaS. ARR is not calculated in accordance with GAAP. ARR does not have any standardized meaning and is therefore unlikely to be comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenue and deferred revenue and is not intended to be combined with or to replace either of those items. ARR is not a forecast and the active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers.

We define ARR as the annual recurring revenue of term-based contracts from all customers at a point in time. We calculate ARR by taking monthly recurring revenue, or MRR, and multiplying it by 12. MRR for each month is calculated by aggregating, for all customers during that month, monthly revenue from committed contractual amounts, additional usage and monthly subscriptions. The calculation is done at constant currency using the current year budgeted exchange rates for all periods presented.

Our ARR was $486.0 million and $434.0 million as of November 30, 2021 and 2020, respectively, which is an increase of 12% year-over-year. The growth in our ARR is primarily driven by the acquisition of Kemp.

Net Dollar Retention Rate

We calculate net dollar retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end (“Prior Period ARR”). We then calculate the ARR from these same customers as of the current period end (“Current Period ARR”). Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the net dollar retention rate. Net dollar retention rate is not calculated in accordance with GAAP.

Our net dollar retention rates have generally ranged between 98% and 101% for all periods presented. Our high net dollar retention rates illustrate our predictable and durable top line performance.

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	November 30, 2021	November 30, 2020
Cash and cash equivalents	$155,406	$97,990
Short-term investments	1,967	8,005
Total cash, cash equivalents and short-term investments	$157,373	$105,995

The increase in cash, cash equivalents and short-term investments of $51.4 million from the end of fiscal year 2020 was primarily due to cash inflow from the issuance of the convertible senior notes of $349.2 million, cash inflows from operations of $178.5 million, $9.8 million in cash received from the issuance of common stock, and a decrease in escrow receivable of $2.1 million. These cash inflows were offset by payments for acquisitions, net of cash acquired, of $254.0 million, payments of debt obligations in the amount of $117.3 million, cash paid for the purchase of capped calls of $43.1 million in connection with the convertible note offering, dividend payments of $31.6 million, repurchases of common stock of $35.0 million, purchases of property and equipment of $4.7 million, and the effect of exchange rates on cash of $2.9 million. Except as described below, there are no limitations on our ability to access our cash, cash equivalents and short-term investments.

Cash, cash equivalents and short-term investments held by our foreign subsidiaries were $36.8 million and $24.7 million at November 30, 2021 and 2020, respectively. Foreign cash includes unremitted foreign earnings, which are invested indefinitely outside of the U.S. As such, they are not available to fund our domestic operations. If we were to repatriate these earnings, we may be subject to income tax withholding in certain tax jurisdictions and a portion of the repatriated earnings may be subject to U.S. income tax. However, we do not anticipate that the repatriation of earnings would have a material adverse impact on our liquidity.

Share Repurchases

In January 2020, our Board of Directors increased the total share repurchase authorization from $75.0 million to $250.0 million. In fiscal years 2021 and 2020, we repurchased and retired 0.8 million shares of our common stock for $35.0 million and 1.4 million shares of our common stock for $60.0 million, respectively, under this current authorization. In fiscal year 2019, we repurchased and retired 0.7 million shares of our common stock for $25.0 million. As of November 30, 2021, there was $155.0 million remaining under the current share repurchase authorization.

Dividends

We began paying quarterly cash dividends of $0.125 per share of common stock to Progress stockholders in December 2016 and have paid quarterly dividends since that time. On September 21, 2021, our Board of Directors declared a quarterly dividend of $0.175 per share of common stock that was paid on December 15, 2021 to stockholders of record as of the close of business on December 1, 2021. We have paid aggregate cash dividends totaling $31.6 million, $29.9 million and $27.8 million for the years ended November 30, 2021, November 30, 2020 and November 30, 2019, respectively. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Restructuring Activities

During the fourth quarter of fiscal year 2020, we restructured our operations in connection with the acquisition of Chef. This restructuring resulted in a reduction in redundant positions, primarily within administrative functions of Chef. For the fiscal years ended November 30, 2021 and 2020, we incurred expenses of $4.1 million and $3.9 million, respectively, relating to this restructuring. The expenses are recorded as restructuring expenses in the consolidated statements of operations. We expect to incur additional expenses as part of this action related to employee costs and facility closures as we consolidate offices in various locations during fiscal year 2022, but we do not expect these costs to be material. Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2022. Accordingly, the balance of the restructuring reserve of $4.5 million is included in other accrued liabilities on the consolidated balance sheet at November 30, 2021.

During the fourth quarter of fiscal year 2021, we restructured our operations in connection with the acquisition of Kemp. This restructuring resulted in a reduction in redundant positions, primarily within administrative functions of Kemp. For the fiscal year ended November 30, 2021, we incurred expenses of $2.0 million relating to this restructuring. The expenses are recorded as restructuring expenses in the consolidated statements of operations. We expect to incur additional expenses as part of this action related to employee costs and facility closures as we consolidate offices in various locations during fiscal year 2022, but we do not expect these costs to be material. Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2022. Accordingly, the balance of the restructuring reserve of $1.9 million is included in other accrued liabilities on the consolidated balance sheet at November 30, 2021.

Credit Facility

On January 25, 2022, we entered into an amended credit agreement providing for a $275.0 million secured term loan and a $300.0 million secured revolving credit facility. The revolving credit facility may be increased, and new term loan commitments may be entered into, by up to an additional amount up to the sum of (A) the greater of (x) $260.0 million and (y) 100% of our consolidated EBITDA and (B) an unlimited additional amount subject to pro forma compliance with a consolidated senior secured net leverage ratio of no greater than 3.75 to 1.00 if the existing or additional lenders are willing to make such increased commitments. This new credit facility replaces our existing secured credit facility dated April 30, 2019.

The amount of the term loan outstanding under our existing secured credit facility was incorporated into the amended and restated credit facility.

The revolving credit facility has sublimits for swing line loans up to $25.0 million and for the issuance of standby letters of credit in a face amount up to $25.0 million. We expect to use the revolving credit facility for general corporate purposes, which may include the acquisitions of other businesses, and may also use it for working capital.

Interest rates for the term loan and revolving credit facility are determined by reference to a term benchmark rate or a base rate at our option and would range from 1.00% to 2.00% above the term benchmark rate or would range from 0.00% to 1.00% above the defined base rate for base rate borrowings, in each case based upon our leverage ratio. Additionally, we may borrow certain foreign currencies at rates set in the same range above the respective term benchmark rates for those currencies, based on our leverage ratio. We will incur a quarterly commitment fee on the undrawn portion of the revolving credit facility, ranging from 0.125% to 0.275% per annum, based upon our leverage ratio. At closing of the revolving credit facility, the applicable interest rate and commitment fee are at the third lowest rate in each range.

The credit facility matures on the earlier of (i) January 25, 2027 and (ii) the date that is 181 days prior to the maturity date of our Convertible Senior Notes subject to certain conditions as set forth in the amended credit agreement, including the repayment of the Convertible Senior Notes, the refinancing of the Convertible Senior Notes including a maturity date that is at least 181 days after January 25, 2027 and compliance with a liquidity test when all amounts outstanding will be due and payable in full. The revolving credit facility does not require amortization of principal. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ending February 28, 2022. The first eight payments are in the principal amount of $1,718,750 each, the following four payments are in the principal amount of $3,437,500 each, the following eight payments are in the principal amount of $5,156,250 each and the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium.

We are the sole borrower under the credit facility. Our obligations under the amended credit agreement are guaranteed by each of our material domestic subsidiaries and are secured by substantially all of our assets and such material domestic subsidiaries, as well as 100% of the capital stock of our domestic subsidiaries and 65% of the capital stock of our first-tier foreign subsidiaries, in each case, subject to certain exceptions as described in the amended credit agreement. Future material domestic subsidiaries will be required to guaranty our obligations under the amended credit agreement, and to grant security interests in substantially all of their assets to secure such obligations. The amended credit agreement generally prohibits, with certain exceptions, any other liens on our assets and the assets of our subsidiaries, subject to certain exceptions as described in the amended credit agreement.

The amended credit agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, grant liens, make investments, make acquisitions, incur indebtedness, merge or consolidate, dispose of assets, pay dividends or make distributions, repurchase stock, change the nature of its business, enter into certain transactions with affiliates and enter into burdensome agreements, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a consolidated interest charge coverage ratio and a consolidated total net leverage ratio.

The amended credit agreement includes customary events of default that include, among other things, non-payment defaults, covenant defaults, inaccuracy of representations and warranties, cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults and a change of control default. The occurrence of an event of default could result in the acceleration of the obligations under the amended credit agreement.

Convertible Senior Notes

In April 2021, we issued, in a private placement, Convertible Senior Notes with an aggregate principal amount of $325 million, due April 15, 2026, unless earlier repurchased, redeemed or converted. There are no required principal payments prior to the maturity of the Notes. In addition, the Company also granted the initial purchasers of the Notes an option to purchase up to an additional $50.0 million aggregate principal amount of the Notes, for settlement within a 13-day period beginning on, and including, April 13, 2021, of which $35 million of additional Notes were purchased for total proceeds of $360 million. The Notes bear interest at an annual rate of 1%, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2021. See Note 9: Debt for further discussion.

Cash Flows from Operating Activities

	Fiscal Year Ended
(In thousands)	November 30, 2021	November 30, 2020	November 30, 2019
Net income	$78,420	$79,722	$26,400
Non-cash reconciling items included in net income	100,666	64,534	90,139
Changes in operating assets and liabilities	(556)	591	11,945
Net cash flows from operating activities	$178,530	$144,847	$128,484

The increase in cash generated from operations in fiscal year 2021 as compared to fiscal year 2020 was primarily due to increased collections resulting from the acquisitions of Chef and Kemp, as well as particularly strong collections generated from the rest of the business, partially offset by increased personnel related expenditures. The increase in non-cash reconciling items included in net income primarily relates to the increase in amortization of intangibles due to the recent acquisitions of Chef and Kemp.

Our gross accounts receivable as of November 30, 2021 increased by $15.1 million from the end of fiscal year 2020, which is primarily due to the acquisition of Kemp and the timing of billings. Days sales outstanding ("DSO") in accounts receivable increased to 60 days at the end of fiscal year 2021 compared to 54 days at the end of fiscal year 2020, with the increase also due to the timing of billings. In addition, our total deferred revenue as of November 30, 2021 increased by $59.1 million from the end of fiscal year 2020.

The significant changes in operating assets and liabilities in fiscal year 2020 as compared to fiscal year 2019 were primarily due to a decrease in accounts receivable and unbilled receivables. There weren’t any significant non-cash reconciling items included in net income in fiscal year 2020. In fiscal year 2019 there was a $22.7 million intangible asset impairment charge, which was the most significant non-cash reconciling item included in net income. See Note 4: Fair Value Measurements for further discussion. In addition, our gross accounts receivable as of November 30, 2020 increased by $11.7 million from the end of fiscal year 2019, which was primarily due to the acquisition of Chef. DSO in accounts receivable decreased to 54 days at the end of fiscal year 2020 compared to 56 days at the end of fiscal year 2019.

Cash Flows (used in) from Investing Activities

	Fiscal Year Ended
(In thousands)	November 30, 2021	November 30, 2020	November 30, 2019
Net investment activity	$5,950	$11,392	$14,770
Purchases of property and equipment	(4,654)	(6,517)	(3,998)
Proceeds from sale of long-lived assets, net	—	889	6,146
Decrease in escrow receivable and other	2,330	—	—
Payments for acquisitions, net of cash acquired	(253,961)	(213,057)	(225,298)
Net cash flows (used in) from investing activities	$(250,335)	$(207,293)	$(208,380)

Net cash outflows and inflows of our net investment activity are generally a result of the timing of our purchases and maturities of securities, which are classified as cash equivalents or short-term securities, as well as the timing of acquisitions and divestitures. Cash used in investing activities was impacted by the acquisition of Kemp for a net cash amount of $254.0 million, and Chef for a net cash amount of $213.1 million, in fiscal years 2021 and 2020, respectively. In fiscal year 2019 we acquired Ipswitch for a net cash amount of $225.3 million. In addition, we purchased $4.7 million of property and equipment in fiscal year 2021, as compared to $6.5 million in fiscal year 2020 and $4.0 million in fiscal year 2019. We also sold $0.9 million of intangible assets in the fourth quarter of fiscal year 2020 and $6.1 million of certain corporate land and building assets in the second quarter of fiscal year 2019.

Cash Flows from (used in) Financing Activities

	Fiscal Year Ended
(In thousands)	November 30, 2021	November 30, 2020	November 30, 2019
Proceeds from stock-based compensation plans	$15,033	$11,099	$9,265
Repurchases of common stock	(35,000)	(60,000)	(25,000)
Dividend payment to stockholders	(31,561)	(29,900)	(27,760)
Proceeds from issuance of senior convertible notes, net of issuance costs of $9.9 million	350,100	—	—
Purchase of capped calls	(43,056)	—	—
Proceeds from the issuance of debt, net of payments of principal and debt issuance costs	(118,217)	87,212	178,065
Other financing activities	(5,186)	(5,331)	(4,278)
Net cash flows from (used in) financing activities	$132,113	$3,080	$130,292

During fiscal year 2021, we received $15.0 million from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $11.1 million in fiscal year 2020 and $9.3 million in fiscal year 2019. In addition, we made dividend payments of $31.6 million to our stockholders in fiscal year 2021, as compared to dividend payments of $29.9 million and $27.8 million in fiscal years 2020 and 2019, respectively. Most significantly, in the second quarter of fiscal year 2021, we received $349.2 million in net proceeds from the issuance of convertible senior notes and paid $43.1 million to purchase capped calls in connection with the convertible note offering. We received proceeds from the issuance of debt of $98.5 million in fiscal year 2020 and $185.0 million in fiscal year 2019 in connection with the acquisitions of Chef and Ipswitch, respectively. In addition, we repurchased $35.0 million of our common stock under our share repurchase plan in fiscal year 2021, compared to $60.0 million in fiscal year 2020 and $25.0 million in fiscal year 2019. We also made principal payments on our debt of $117.3 million (including a $98.5 million repayment on the revolving line of credit) during fiscal year 2021, as compared to $11.3 million in fiscal year 2020 and $5.3 million in fiscal year 2019.

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

Liquidity Outlook

Cash from operations in fiscal year 2022 could be affected by various risks and uncertainties, including, but not limited to, the effects of COVID-19 and other risks detailed in Part I, Item 1A titled “Risk Factors.” While the pandemic has not negatively impacted our liquidity and capital resources to date, it has led to increased disruption and volatility in capital markets and credit markets generally which could adversely affect our liquidity and capital resources in the future. However, based on our current business plan, we believe that existing cash balances, together with funds generated from operations and amounts available under our credit facility, will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months. We do not contemplate a need for any foreign repatriation of the earnings which are deemed invested indefinitely outside of the U.S. Our foreseeable cash needs include capital expenditures, acquisitions, debt repayments, quarterly cash dividends, share repurchases, lease commitments, restructuring obligations and other long-term obligations.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations are based on our consolidated financial statements which have been prepared in accordance with GAAP. We make estimates and assumptions in the preparation of our consolidated financial statements that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances.

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of the date of filing of this Annual Report on Form 10-K with the SEC. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

We have identified the following critical accounting estimates that require the use of significant judgments and estimates in the preparation of our consolidated financial statements.

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

Goodwill and Intangible Asset Impairment

We had goodwill and net intangible assets of $958.3 million at November 30, 2021. We evaluate goodwill and other intangible assets with indefinite useful lives for impairment annually or on an interim basis when events and circumstances arise that indicate impairment may have occurred. We perform our annual goodwill impairment as of October 31st of each fiscal year.

Application of the goodwill impairment test requires judgment, including the identification of reporting units. We periodically reevaluate our business and have determined during fiscal year 2021 that we have one operating segment and one reporting unit. As such, our goodwill is tested at the entity-level. During fiscal years 2020 and 2019, we operated as three distinct segments. If our assumptions change in the future, we may be required to record impairment charges to reduce our goodwill's carrying value. Changes in the valuation of goodwill could materially impact our operating results and financial position.

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

Income Tax Accounting

We had a net deferred tax liability of $12.7 million at November 30, 2021. We consider scheduled reversals of temporary differences, projected future taxable income, tax planning strategies and other matters in assessing the need for and the amount of a valuation allowance. If we were to change our assumptions or otherwise determine that we were unable to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period that such change or determination was made.

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

Convertible Senior Notes and Capped Calls

In April 2021, we issued Convertible Senior Notes (the "Notes") and also entered into privately negotiated capped call transactions ("Capped Call Transactions") with certain financial institutions. Applying the accounting framework for the Notes and the Capped Call Transaction requires the exercise of judgment and the determination of the fair value of the liability component of the Notes and the fair value of the Capped Calls requires the Company to make significant estimates and assumptions.

In accounting for the Notes and the Capped Call Transactions:

•The initial carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The excess of the Notes’ principal amount over the initial carrying amount of the liability component, referred to as the debt discount, is amortized as interest expense over the Notes’ contractual term. The fair value was determined based on a discounted cash flow model. The discount rate used reflected both the time value of money and credit risk inherent in the Notes.
•The Notes’ fair value, inclusive of the conversion feature embedded in the Notes, is determined based on the Notes’ quoted price in an over-the-counter market on the last trading day of the reporting period.
•The equity component, which represents the difference between the gross proceeds and the initial liability component, was recorded as an increase to additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes.
•The Capped Call Transactions are accounted for as derivative instruments. The Capped Call Transactions qualify for the equity scope exception to derivative accounting pursuant to ASC 815 and are measured at fair value, which is the premium paid, at issuance. No subsequent measurement is required as long as they continue to meet the equity scope exception.

Stock-Based Compensation

We recognize stock-based compensation expense based on the fair value of stock-based awards, less the present value of expected dividends when applicable, measured at the date of grant. We estimate the fair value of each stock-based award on the measurement date using either the current market price, the Black-Scholes option valuation model, or the Monte Carlo Simulation valuation model. The Black-Scholes and Monte Carlo Simulation valuation models incorporate assumptions as to the expected stock price volatility, the expected term of the award, a risk-free interest rate and a dividend yield. The expected volatility is based on the historical volatility of our stock price. The expected term is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free interest rate is based on the yield of zero-coupon U.S. Treasury securities for the period that is commensurate with the expected option term at the time of grant. The expected dividend yield is based on our historical behavior and future expectations of dividend declarations. The valuations determined by the Monte Carlo Simulation simulate 250,000 future stock prices for Progress and our peer group. We have chosen this amount for the simulation as to minimize the standard modeling error and believe that the resulting distribution gives a reasonable estimate of the grant date fair value.

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

Recent Accounting Pronouncements

Refer to Note 1: Nature of Business and Summary of Significant Accounting Policies to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and borrowing activities and foreign currency fluctuations. We have established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

Exposure to interest rate risk is related to changing interest rates under our Credit Agreement, which are variable and based on an index selected at our option. The rates range from 1.50% to 2.00% above the Eurocurrency rate for Eurocurrency-based borrowings or from 0.50% to 1.00% above the defined base rate for base rate borrowings. Additionally, we may borrow certain foreign currencies at rates set in the same respective range above the London interbank offered interest rates for those currencies. The outstanding balance of the term loan as of November 30, 2021 was $267.1 million.

On July 9, 2019, we entered into an interest rate swap contract with an initial notional amount of $150.0 million to manage the variability of cash flows associated with approximately one-half of our variable rate debt. The contract matures on April 30, 2024 and requires periodic interest rate settlements. Under this interest rate swap contract, we receive a floating rate based on the greater of 1-month LIBOR or 0.00% and pay a fixed rate of 1.855% on the outstanding notional amount. As of November 30, 2021, the notional value of the hedge was $133.1 million. As of November 30, 2021, the fair value of the hedge was a loss of $3.1 million and was included in other noncurrent liabilities on our consolidated balance sheets.

	November 30, 2021		November 30, 2020
	Notional Value	Fair Value	Notional Value	Fair Value
Interest rate swap contracts designated as cash flow hedges	$133,125	$(3,078)	$142,500	$(6,855)

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

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on intercompany accounts receivable and loans receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in other current assets, other assets, other accrued liabilities, or other noncurrent liabilities on the consolidated balance sheets at the end of each reporting period and expire between 30 days and 3 years from the date the contract was entered. In fiscal year 2021, realized and unrealized gains of $2.1 million from our forward contracts were recognized in foreign currency loss, net on the consolidated statements of operations. These losses were substantially offset by realized and unrealized gains and losses on the offsetting positions.

Foreign currency translation exposure from a 10% movement of currency exchange rates would have a material impact on our reported revenue and net income. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our revenue would be adversely affected by approximately 3%, or $14 million, and our net income would be adversely affected by approximately 6%, or $5 million (excluding any offsetting positive impact from our ongoing hedging programs), although the actual effects may differ materially from the hypothetical analysis.

The table below details outstanding foreign currency forward contracts at November 30, 2021 and 2020 where the notional amount is determined using contract exchange rates (in thousands):

	November 30, 2021		November 30, 2020
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$79,777	$(371)	$69,031	$1,445
Forward contracts to purchase U.S. dollars	119	(1)	440	(3)
Total	$79,896	$(372)	$69,471	$1,442

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Progress Software Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Progress Software Corporation and subsidiaries (the "Company") as of November 30, 2021 and 2020, the related consolidated statements of operation, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended November 30, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of November 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 27, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Convertible senior notes and capped calls - Refer to Note 9 to the financial statements

Critical Audit Matter Description

In April 2021, the Company issued Convertible Senior Notes (the "Notes") with an aggregate principal amount of $360 million, due 2026, in a private placement. In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The fair value was determined utilizing a discounted cash flow model that includes assumptions such as implied credit spread, expected volatility, and the risk-free rate for notes with a similar term. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

In April 2021, the Company also entered into privately negotiated capped call transactions (“Capped Call Transactions”) with certain financial institutions. The Capped Call Transactions are generally expected to reduce potential dilution to the common stock upon any conversion of Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted Notes. The Capped Call Transactions was recorded as a reduction of additional paid-in-capital.

There is complexity in applying the accounting framework for the Notes and the related Capped Call Transactions. In addition, the determination of the fair value of the liability component of the convertible notes requires the Company to make significant estimates and assumptions relating to the implied credit spread, expected volatility, and the risk-free rate for the liability component of the Convertible Notes. Performing audit procedures to evaluate the appropriateness of the accounting framework and the reasonableness of the estimates and assumptions used in the fair value of the liability component of the Notes required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting for the Notes and Capped Call Transactions, including the Company’s judgments and calculations related to the fair value of the liability component of the Notes, included the following procedures, among others:

•We tested the effectiveness of controls over the Company’s accounting for the Notes and Capped Call Transactions, and over the determination of the fair value of the liability component of the Notes.
•With the assistance of professionals in our firm having expertise in debt issuance and derivative transaction accounting, we evaluated the Company’s conclusions regarding the accounting treatment applied to the Notes and Capped Call Transactions.
•With the assistance of fair value specialists, we evaluated the reasonableness of the valuation methodologies and the significant assumptions used to determine the respective fair values of the liability component of the Notes, by:
–Testing the source information underlying the respective fair values of the liability component of the Notes and the mathematical accuracy of the calculations.
–Developing estimates of the respective fair values of the liability component of the Notes using independent expectations of the significant assumptions, and comparing our estimates of fair value to the Company’s estimates.

Kemp Acquisition - Refer to Note 8 to the financial statements

Critical Audit Matter Description

The Company completed the acquisition of Kemp Technologies, Inc. (“Kemp”) for cash consideration of approximately $258 million on November 1, 2021. The Company accounted for the acquisition of Kemp under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on the Company’s initial preliminary estimate of their respective fair values. The method by management for determining the preliminary estimated fair value varied depending on the type of asset or liability. The preliminary estimated fair value of the customer relationships and purchased technology required management to make significant estimates and assumptions related to the discount rates, customer attrition rate, and revenue growth projections.

We identified the preliminary valuation of the intangible assets of Kemp as a critical audit matter because it involves estimates made by management. The assessment of the preliminary estimate of fair value required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s preliminary estimate of fair value of the customer relationships and purchased technology based on assumptions related to the discount rates, customer attrition rate, and revenue growth projections.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the preliminary estimate of the fair value of acquired customer relationships and purchased technology for Kemp included the following, among others:

•We tested the effectiveness of controls over the preliminary valuation of customer relationships and purchased technology, including management’s controls over forecasts of revenue growth projections, customer attrition rate, and selection of the discount rates.
•We assessed the reasonableness of management’s preliminary estimate of revenue growth projections and customer attrition rate by comparing these assumptions to historical results and certain peer companies.
•We assessed the reasonableness of management’s preliminary estimate of the discount rate by comparison to the historical discount rates used on similar prior acquisitions.
•We evaluated the reasonableness of the preliminary estimate of fair value of the customer relationships and purchased technology by:
–Assessing the reasonableness of the source information underlying the determination of the preliminary estimated valuation assumptions and testing the mathematical accuracy of the preliminary calculation.
–Evaluating whether the preliminary valuation methodology applied was reasonable.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
January 27, 2022

We have served as the Company's auditor since 1990.

PROGRESS SOFTWARE CORPORATION
Consolidated Balance Sheets

(In thousands, except share data)	November 30, 2021	November 30, 2020
Assets
Current assets:
Cash and cash equivalents	$155,406	$97,990
Short-term investments	1,967	8,005
Total cash, cash equivalents and short-term investments	157,373	105,995
Accounts receivable (less allowances of $634 in 2021 and $1,315 in 2020)	99,815	84,040
Unbilled receivables and contract assets	25,816	24,917
Other current assets	39,549	23,983
Assets held for sale	15,255	—
Total current assets	337,808	238,935
Long-term unbilled receivables and contract assets	17,464	17,133
Property and equipment, net	14,345	29,817
Intangible assets, net	287,185	212,747
Goodwill	671,152	491,726
Right-of-use lease assets	25,253	30,635
Deferred tax assets	1,415	14,490
Other assets	8,915	6,299
Total assets	$1,363,537	$1,041,782
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt, net	$25,767	$18,242
Accounts payable	9,683	9,978
Accrued compensation and related taxes	47,116	36,816
Dividends payable to stockholders	7,925	7,904
Short-term operating lease liabilities	7,926	7,015
Other accrued liabilities	19,491	16,201
Short-term deferred revenue	205,021	166,387
Total current liabilities	322,929	262,543
Long-term debt, net	239,992	364,260
Convertible senior notes, net	294,535	—
Long-term operating lease liabilities	23,130	26,966
Long-term deferred revenue	47,359	26,908
Deferred tax liabilities	14,163	—
Other noncurrent liabilities	8,940	15,092
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized, 10,000,000 shares; issued, none	—	—
Common stock, $0.01 par value, and additional paid-in capital; authorized, 200,000,000 shares; issued and outstanding, 44,146,193 shares in 2021 and 44,240,635 shares in 2020	441	442
Additional paid-in capital	354,235	305,802
Retained earnings	90,256	72,547
Accumulated other comprehensive loss	(32,443)	(32,778)
Total stockholders’ equity	412,489	346,013
Total liabilities and stockholders’ equity	$1,363,537	$1,041,782

See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Consolidated Statements of Operations

	Fiscal Year Ended
(In thousands, except per share data)	November 30, 2021	November 30, 2020	November 30, 2019
Revenue:
Software licenses	$156,590	$115,249	$122,552
Maintenance and services	374,723	326,901	290,746
Total revenue	531,313	442,150	413,298
Costs of revenue:
Cost of software licenses	5,271	4,473	4,894
Cost of maintenance and services	58,242	49,744	44,463
Amortization of acquired intangibles	14,936	7,897	25,884
Total costs of revenue	78,449	62,114	75,241
Gross profit	452,864	380,036	338,057
Operating expenses:
Sales and marketing	125,890	100,113	101,701
Product development	103,338	88,599	88,572
General and administrative	65,128	54,004	53,360
Amortization of acquired intangibles	31,996	20,049	22,255
Impairment of intangible and long-lived assets	—	—	24,096
Restructuring expenses	6,308	5,906	6,331
Acquisition-related expenses	4,102	3,637	1,658
Total operating expenses	336,762	272,308	297,973
Income from operations	116,102	107,728	40,084
Other (expense) income:
Interest expense	(20,045)	(10,170)	(9,913)
Interest income and other, net	777	1,495	1,143
Foreign currency loss, net	(1,300)	(2,418)	(2,819)
Total other expense, net	(20,568)	(11,093)	(11,589)
Income before income taxes	95,534	96,635	28,495
Provision for income taxes	17,114	16,913	2,095
Net income	$78,420	$79,722	$26,400

Earnings per share:
Basic	$1.79	$1.78	$0.59
Diluted	$1.76	$1.76	$0.58
Weighted average shares outstanding:
Basic	43,916	44,886	44,791
Diluted	44,620	45,321	45,340

Cash dividends declared per common share	$0.700	$0.670	$0.630

See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Consolidated Statements of Comprehensive Income

	Fiscal Year Ended
(In thousands)	November 30, 2021	November 30, 2020	November 30, 2019
Net income	$78,420	$79,722	$26,400
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,439)	777	(420)
Unrealized gain (loss) on hedging activity, net of tax provision of $940 in 2021 and a tax benefit of $1,176 and $503 in 2020 and 2019, respectively	2,837	(3,625)	(1,551)
Unrealized (loss) gain on investments, net of tax benefit of $20 in 2021 and a tax provision of $32 and $60 in 2020 and 2019, respectively	(63)	44	173
Total other comprehensive income (loss), net of tax	335	(2,804)	(1,798)
Comprehensive income	$78,755	$76,918	$24,602

See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, November 30, 2018, as adjusted	45,115	$451	$266,602	$85,125	$(28,176)	$324,002
Issuance of stock under employee stock purchase plan	189	2	5,505	—	—	5,507
Exercise of stock options	119	1	3,620	—	—	3,621
Vesting of restricted stock units and release of deferred stock units	364	4	(1)	—	—	3
Withholding tax payments related to net issuance of restricted stock units	(106)	(1)	(4,277)	—	—	(4,278)
Stock-based compensation	—	—	23,311	—	—	23,311
Issuance of shares related to non-compete agreement (Note 8)	44	—	2,000	—	—	2,000
Adjustment due to adoption of ASU 2016-16	—	—	—	4,781	—	4,781
Dividends declared	—	—	—	(28,267)	—	(28,267)
Treasury stock repurchases and retirements	(688)	(7)	(1,257)	(23,736)	—	(25,000)
Net income	—	—	—	26,400	—	26,400
Other comprehensive loss	—	—	—	—	(1,798)	(1,798)
Balance, November 30, 2019	45,037	$450	$295,503	$64,303	$(29,974)	$330,282
Issuance of stock under employee stock purchase plan	237	2	6,604	—	—	6,606
Exercise of stock options	137	1	4,360	—	—	4,361
Vesting of restricted stock units and release of deferred stock units	416	4	(4)	—	—	—
Withholding tax payments related to net issuance of restricted stock units	(140)	(1)	(5,330)	—	—	(5,331)
Stock-based compensation	—	—	23,482	—	—	23,482
Dividends declared	—	—	—	(30,305)	—	(30,305)
Treasury stock repurchases and retirements	(1,446)	(14)	(18,813)	(41,173)	—	(60,000)
Net income	—	—	—	79,722	—	79,722
Other comprehensive loss	—	—	—	—	(2,804)	(2,804)
Balance, November 30, 2020	44,241	$442	$305,802	$72,547	$(32,778)	$346,013
Issuance of stock under employee stock purchase plan	277	3	7,815	—	—	7,818
Exercise of stock options	195	2	6,995	—	—	6,997
Vesting of restricted stock units and release of deferred stock units	342	3	(3)	—	—	—
Withholding tax payments related to net issuance of restricted stock units	(112)	(1)	(5,185)	—	—	(5,186)
Stock-based compensation	—	—	29,724	—	—	29,724
Equity component of Notes, net of issuance costs and tax	—		47,456			47,456
Purchase of capped calls, net of tax	—	—	(32,507)	—	—	(32,507)
Dividends declared	—	—	—	(31,581)	—	(31,581)
Treasury stock repurchases and retirements	(797)	(8)	(5,862)	(29,130)	—	(35,000)
Net income	—	—	—	78,420	—	78,420
Other comprehensive income	—	—	—	—	335	335
Balance, November 30, 2021	44,146	$441	$354,235	$90,256	$(32,443)	$412,489
See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Consolidated Statements of Cash Flows

	Fiscal Year Ended
(In thousands)	November 30, 2021	November 30, 2020	November 30, 2019
Cash flows from operating activities:
Net income	$78,420	$79,722	$26,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,477	6,144	7,552
Amortization of acquired intangibles and other	47,507	28,621	49,127
Amortization of debt discount and issuance costs on Notes	8,195	—	—
Stock-based compensation	29,724	23,482	23,311
Non-cash lease expense	10,946	8,609	—
Loss on disposal of property and equipment	7	1,025	376
Impairment of intangible and long-lived assets	—	—	24,096
Deferred income taxes	(908)	(2,622)	(14,869)
Allowances for bad debt and sales credits	(282)	164	546
Gain on sale of intangible assets	—	(889)	—
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	(10,998)	10,682	(24,655)
Other assets	(15,105)	1,561	(1,902)
Inventories	245	—	—
Accounts payable and accrued liabilities	5,486	(4,974)	9,116
Lease liabilities	(8,406)	(8,101)	—
Income taxes payable	(2,251)	3	(454)
Deferred revenue	30,473	1,420	29,840
Net cash flows from operating activities	178,530	144,847	128,484
Cash flows used in investing activities:
Purchases of investments	—	(5,009)	(10,550)
Sales and maturities of investments	5,950	16,401	25,320
Purchases of property and equipment	(4,654)	(6,517)	(3,998)
Payments for acquisitions, net of cash acquired	(253,961)	(213,057)	(225,298)
Proceeds from sale of long-lived assets, net	—	889	6,146
Decrease in escrow receivable and other	2,330	—	—
Net cash flows used in investing activities	(250,335)	(207,293)	(208,380)
Cash flows from financing activities:
Proceeds from stock-based compensation plans	15,033	11,099	9,265
Payments for taxes related to net share settlements of equity awards	(5,186)	(5,331)	(4,278)
Repurchases of common stock	(35,000)	(60,000)	(25,000)
Proceeds from issuance of senior convertible notes, net of issuance costs of $9.9 million	350,100	—	—
Purchase of capped calls	(43,056)	—	—
Dividend payments to stockholders	(31,561)	(29,900)	(27,760)
Proceeds from the issuance of debt	—	98,500	184,985
Payment of principal on long-term debt	(117,313)	(11,288)	(5,309)
Payment of issuance costs for long-term debt	(904)	—	(1,611)
Net cash flows from financing activities	132,113	3,080	130,292
Effect of exchange rate changes on cash	(2,892)	3,097	(1,263)
Net increase (decrease) in cash and cash equivalents	57,416	(56,269)	49,133
Cash and cash equivalents, beginning of year	97,990	154,259	105,126
Cash and cash equivalents, end of year	$155,406	$97,990	$154,259

Supplemental disclosure:
Cash paid for income taxes, net of refunds of $894 in 2021, $724 in 2020 and $1,385 in 2019	$25,915	$16,107	$16,340
Cash paid for interest	$8,537	$9,175	$8,666
Non-cash investing and financing activities:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$18,102	$17,046	$16,573
Dividends declared	$7,925	$7,904	$7,498

See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Notes to Consolidated Financial Statements

Note 1: Nature of Business and Summary of Significant Accounting Policies

The Company

Progress Software Corporation ("Progress," the "Company," "we," "us," or "our") provides the best products to develop, deploy and manage high-impact applications. Our comprehensive product stack is designed to make technology teams more productive and we have a deep commitment to the developer community, both open source and commercial alike. With Progress, organizations can accelerate the creation and delivery of strategic business applications, automate the process by which applications are configured, deployed and scaled, and make critical data and content more accessible and secure — leading to competitive differentiation and business success. Hundreds of thousands of enterprises, plus approximately 1,700 software companies and 3.5 million developers, depend on Progress to achieve their business goals.

Our products are generally sold as perpetual licenses, but certain products also use term licensing models and our cloud-based offerings use a subscription-based model. More than half of our worldwide license revenue is realized through relationships with indirect channel partners, principally independent software vendors (“ISVs”), original equipment manufacturers ("OEMs"), distributors and value-added resellers. ISVs develop and market applications using our technology and resell our products in conjunction with sales of their own products that incorporate our technology. OEMs are companies that embed our products into their own software products or devices. Value-added resellers are companies that add features or services to our product, then resell it as an integrated product or complete "turn-key" solution.

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

Foreign Currency Translation

The functional currency of most of our foreign subsidiaries is the local currency in which the subsidiary operates. For foreign operations where the local currency is considered to be the functional currency, we translate assets and liabilities into U.S. dollars at the exchange rate on the balance sheet date. We translate income and expense items at average rates of exchange prevailing during each period. We accumulate translation adjustments in accumulated other comprehensive loss, a component of stockholders’ equity.

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

Cash Equivalents and Investments

Cash equivalents include short-term, highly liquid investments purchased with remaining maturities of three months or less. As of November 30, 2021, all of our cash equivalents were invested in money market funds.

We classify investments, state and municipal bond obligations, U.S. treasury and government agency bonds, and corporate bonds and notes, as investments available-for-sale, which are stated at fair value. We include aggregate unrealized holding gains and losses, net of taxes, on available-for-sale securities as a component of accumulated other comprehensive loss in stockholders’ equity. We include realized gains and losses in interest income and other, net on the consolidated statements of operations.

We monitor our investment portfolio for impairment on a periodic basis. Fair value is calculated based on publicly available market information. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, credit quality of debt instrument issuers, and the extent to which the fair value is less than cost. To determine credit losses, we employ a systematic methodology that considers available quantitative and qualitative evidence. In addition, we consider specific adverse conditions related to the financial health of, and business outlook for, the investee. If we have plans to sell the security or it is more likely than not that we will be required to sell the security before recovery, then a decline in fair value below cost is recorded as an impairment charge in other (expense) income, net and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, we may incur future impairments.

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

A summary of activity in the allowance for doubtful accounts is as follows (in thousands):

	November 30, 2021	November 30, 2020	November 30, 2019
Beginning balance	$886	$667	$574
Charge to costs and expenses	58	429	606
Write-offs and other	(408)	(169)	(457)
Translation adjustments	16	(41)	(56)
Ending balance	$552	$886	$667

A summary of activity in the allowance for sales credit memos is as follows (in thousands):

	November 30, 2021	November 30, 2020	November 30, 2019
Beginning balance	$429	$158	$266
(Credit) charge to revenue	(340)	265	(60)
Write-offs and other	—	—	(46)
Translation adjustments	(7)	6	(2)
Ending balance	$82	$429	$158

Concentrations of Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, derivative instruments and trade receivables. We have cash investment policies which, among other things, limit investments to investment-grade securities. We hold our cash and cash equivalents, investments and derivative instrument contracts with high quality financial institutions and we monitor the credit ratings of those institutions. We perform ongoing credit evaluations of our customers, and the risk with respect to trade receivables is further mitigated by the diversity, both by geography and by industry, of the customer base. No single customer represented more than 10% of consolidated accounts receivable or revenue in fiscal years 2021, 2020 or 2019.

Fair Value of Financial Instruments

The carrying amount of our cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximates fair value due to the short-term nature or market interest rates of these items. We base the fair value of short-term investments on quoted market prices or other relevant information generated by market transactions involving identical or comparable assets. We measure and record derivative financial instruments at fair value. See Note 4: Fair Value Measurements for further discussion of financial instruments that are carried at fair value on a recurring and nonrecurring basis.

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

Inventories

Inventories consist of hardware and related component parts and are recorded at the lower of cost, as determined by the first-in, first-out method, or net realizable value. The Company reduces inventory to net realizable value based on excess and obsolete inventories determined primarily by historical usage and forecasted demand. If our review indicates a reduction in utility below carrying value, we reduce our inventory to a new cost basis through a charge to costs of revenue. At November 30, 2021, the Company had no reserve for excess and obsolete inventories.

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

Property and equipment is classified as held for sale when it meets the held for sale criteria of Accounting Standards Codification Topic 360, Property, Plant, and Equipment and is measured at the lower of the carrying value or the fair value less cost to sell. Losses resulting from this measurement are recognized in the period in which the held for sale criteria are met while gains are not recognized until the date of sale. Once designated as held for sale, we stop recording depreciation expense on the asset. We assess the fair value less cost to sell of long-lived assets held for sale at each reporting period until it no longer meets this classification. In the fourth quarter of fiscal year 2021, we reclassified certain corporate land and building assets previously reported as property and equipment to assets held for sale on our consolidated balance sheet as we began an active program to sell and expect to sell these assets within one year. If the assets held for sale were carried at fair value, it would be considered a Level 3 fair value measurement, and determined based on the use of appraisals and input from market participants. As we determined that fair value was significantly above carrying value as of November 30, 2021, we have continued to record the assets held for sale at their carrying value.

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
During the fiscal years ended November 30, 2021, 2020, and 2019, there were no internal use software development costs capitalized. We did not incur any amortization expense related to internal use software development costs during the fiscal years ended November 30, 2021 and 2020 as these costs were fully amortized as of November 30, 2019.

Goodwill, Intangible Assets, and Long-Lived Assets

Goodwill

Goodwill is the amount by which the cost of acquired net assets in a business combination exceeded the fair value of net identifiable assets on the date of purchase. The Company has a single reporting unit. We evaluate goodwill and other intangible assets with indefinite useful lives, if any, for impairment annually or on an interim basis when events and circumstances arise that indicate impairment may have occurred.

The Company performed a quantitative assessment as of October 31, 2021 and concluded that there was no impairment since it was not more likely than not that the fair value of its reporting unit was less than its carrying value. We estimated the fair value of our reporting unit based on our market capitalization. In performing our annual assessment as of October 31, 2020 and 2019, we first performed a qualitative test and if necessary, performed a quantitative test. To conduct the quantitative impairment test of goodwill, we compared the fair value of a reporting unit to its carrying value. We estimated the fair values of our reporting units using discounted cash flow models or other valuation models, such as comparative transactions and market multiples. We did not recognize any goodwill impairment charges during fiscal years 2020 or 2019.

Intangible Assets and Long-Lived Assets

Intangible assets are comprised of purchased technology, customer-related assets, and trademarks and trade names acquired through business combinations. All of our intangible assets are amortized using the straight-line method over their estimated useful life. Refer to Note 8: Business Combinations for further information.

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

We did not recognize any intangible asset impairment charges during fiscal years 2021 and 2020. During fiscal year 2019, we incurred an impairment charge of $22.7 million as a result of our decision to reduce our current and ongoing spending levels within our cognitive application product lines, which consisted primarily of our DataRPM and Kinvey products.

Comprehensive (Loss) Income

The components of comprehensive loss include, in addition to net income, foreign currency translation adjustments and unrealized gains and losses on investments and hedging activity.

Accumulated other comprehensive loss by components, net of tax (in thousands):

	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains on Investments	Unrealized Losses on Hedging Activity	Total
Balance, December 1, 2019	$(28,393)	$(30)	$(1,551)	$(29,974)
Other comprehensive income (loss)	777	44	(3,625)	(2,804)
Balance, December 1, 2020	$(27,616)	$14	$(5,176)	$(32,778)
Other comprehensive (loss) income	(2,439)	(63)	2,837	335
Balance, November 30, 2021	$(30,055)	$(49)	$(2,339)	$(32,443)

The tax effect on accumulated unrealized losses on hedging activity and unrealized (losses) gains on investments was $0.7 million, $1.6 million and $0.4 million as of November 30, 2021, November 30, 2020, and November 30, 2019, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred and were $0.9 million, $0.5 million, and $0.8 million in fiscal years 2021, 2020, and 2019, respectively.

Warranty Costs

We make periodic provisions for expected warranty costs. Historically, warranty costs have been insignificant.

Stock-Based Compensation

Stock-based compensation expense reflects the fair value of stock-based awards, less the present value of expected dividends when applicable, measured at the grant date and recognized over the relevant service period. We estimate the fair value of each stock-based award on the measurement date using either the current market price of the stock, the Black-Scholes option valuation model, or the Monte Carlo Simulation valuation model. The Black-Scholes and Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. We recognize stock-based compensation expense related to options and restricted stock units on a straight-line basis over the service period of the award, which is generally 4 or 5 years for options and 3 or 4 years for restricted stock units, and adjust the expense each period for actual forfeitures. We recognize stock-based compensation expense related to performance stock units and our employee stock purchase plan using an accelerated attribution method.

Acquisition-Related Costs

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs primarily consist of professional services fees, including third-party legal and valuation-related fees, as well as retention fees and earn-out payments treated as compensation expense. We incurred $4.1 million, $3.6 million, and $1.7 million of acquisition-related costs, which are included in acquisition-related expenses in our consolidated statement of operations, for the fiscal years ended November 30, 2021, November 30, 2020, and November 30, 2019, respectively.

Restructuring Charges

Our restructuring charges are comprised primarily of costs related to property abandonment, including future lease commitments, net of any sublease income, and associated leasehold improvements; and employee termination costs related to headcount reductions. We recognize and measure restructuring liabilities initially at fair value when the liability is incurred. We incurred $6.3 million, $5.9 million, and $6.3 million of restructuring related costs, which are included in restructuring expenses in our consolidated statement of operations, for the fiscal years ended November 30, 2021, November 30, 2020, and November 30, 2019, respectively.

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

Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Business Combinations
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"), which improves the accounting for acquired revenue contracts with customers in a business combination by addressing inconsistency in practice related to (1) the recognition of an acquired contract liability; and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in this update require an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The guidance in ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. We adopted this standard at the beginning of the fourth quarter of fiscal year 2021. Upon adoption, this update did not have a material effect on our consolidated financial position or results of operations.

Financial Instruments - Credit Losses

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which requires measurement and recognition of expected credit losses for financial assets measured at amortized cost, including accounts receivable, upon initial recognition of that financial asset using a forward looking expected loss model, rather than an incurred loss model. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses when the fair value is below the amortized cost of the asset, removing the concept of "other-than-temporary" impairments. The Company adopted this standard effective December 1, 2020. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
Convertible Debt
In August 2020, the FASB issued Accounting Standards Update No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. The standard eliminates the liability and equity separation model for convertible instruments with a cash conversion feature. As a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Additionally, the embedded conversion feature will no longer be amortized into income as interest expense over the instrument’s life. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Additionally, the standard requires applying the if-converted method to calculate convertible instruments’ impact on diluted earnings per share (“EPS”). The standard is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020. It can be adopted on either a full retrospective or modified retrospective basis. We plan to early adopt the new standard in the first quarter of fiscal year 2022 in accordance with the modified retrospective approach. Upon adoption, we expect to record a $47.5 million decrease to additional paid-in capital, a $56.0 million decrease to debt discount, a $4.9 million increase to retained earnings, and a $13.4 million decrease to long-term deferred tax liabilities.
Income Taxes

In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 updates specific areas of ASC 740, Income Taxes, to reduce complexity while maintaining or improving the usefulness of the information provided to users of financial statements. The new standard will be effective for us in the first quarter of fiscal year 2022. We do not expect this update to have a material effect on our consolidated financial position and results of operations.

Note 2: Cash, Cash Equivalents and Investments

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2021 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$130,371	$—	$—	$130,371
Money market funds	25,035	—	—	25,035
U.S. treasury bonds	748	9	—	757
Corporate bonds	1,203	7	—	1,210
Total	$157,357	$16	$—	$157,373

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2020 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$79,026	$—	$—	$79,026
Money market funds	18,964	—	—	18,964
U.S. treasury bonds	4,993	58	—	5,051
Corporate bonds	2,913	41	—	2,954
Total	$105,896	$99	$—	$105,995

Such amounts are classified on our consolidated balance sheets as follows (in thousands):

	November 30, 2021		November 30, 2020
	Cash and Equivalents	Short-Term Investments	Cash and Equivalents	Short-Term Investments
Cash	$130,371	$—	$79,026	$—
Money market funds	25,035	—	18,964	—
U.S. treasury bonds	—	757	—	5,051
Corporate bonds	—	1,210	—	2,954
Total	$155,406	$1,967	$97,990	$8,005

The fair value of debt securities by contractual maturity is as follows (in thousands):

	November 30, 2021	November 30, 2020
Due in one year or less	$1,967	$5,998
Due after one year (1)	—	2,007
Total	$1,967	$8,005

(1)Includes U.S. treasury bonds and corporate bonds, which are securities representing investments available for current operations and are classified as current on the consolidated balance sheets.

We did not hold any investments with continuous unrealized losses as of November 30, 2021 or November 30, 2020.

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

We have designated the interest rate swap as a cash flow hedge and assessed the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. To the extent that the interest rate swap is highly effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative are included as a component of other comprehensive loss on our consolidated balance sheets. Although we determined at the onset of the hedge that the interest rate swap will be a highly effective hedge throughout the term of the contract, any portion of the fair value swap subsequently determined to be ineffective will be recognized in earnings. As of November 30, 2021 and November 30, 2020, the fair value of the hedge was a loss of $3.1 million and $6.9 million, respectively, and was included in other noncurrent liabilities on our consolidated balance sheets.

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

	November 30, 2021		November 30, 2020
	Notional Value	Fair Value	Notional Value	Fair Value
Interest rate swap contracts designated as cash flow hedges	$133,125	$(3,078)	$142,500	$(6,855)

Forward Contracts

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on intercompany accounts receivable and loans receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries.

All forward contracts are recorded at fair value on the consolidated balance sheets at the end of each reporting period and expire between 30 days and three years from the date the contract was entered. At November 30, 2021, $0.3 million and $0.1 million were recorded in other noncurrent liabilities and other accrued liabilities, respectively, on the consolidated balance sheets. At November 30, 2020, $1.4 million was recorded in other assets on the consolidated balance sheets.

In fiscal year 2021, realized and unrealized losses of $2.1 million from our forward contracts were recognized in foreign currency loss, net on the consolidated statement of operations. In fiscal years 2020, realized and unrealized gains of $1.7 million from our forward contracts were recognized in foreign currency loss, net on the consolidated statement of operations. In fiscal year 2019, realized and unrealized losses of $1.1 million from our forward contracts were recognized in foreign currency loss, net on the consolidated statements of operations. These gains and losses were substantially offset by realized and unrealized losses and gains on the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	November 30, 2021		November 30, 2020
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$79,777	$(371)	$69,031	$1,445
Forward contracts to purchase U.S. dollars	119	(1)	440	(3)
Total	$79,896	$(372)	$69,471	$1,442

Note 4: Fair Value Measurements

Recurring Fair Value Measurements

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at November 30, 2021 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$25,035	$25,035	$—	$—
U.S. treasury bonds	757	—	757	—
Corporate bonds	1,210	—	1,210	—
Liabilities
Foreign exchange derivatives	(372)	—	(372)	$—
Interest rate swap	$(3,078)	$—	$(3,078)	$—

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

Fair Value of the Convertible Senior Notes

The liability component of the Company's Notes, as defined in Note 9: Debt, was recorded at $295.2 million upon issuance, which reflected the fair value of a similar debt instrument that does not have an associated convertible feature. The excess of the Notes’ principal amount over the initial carrying amount of the liability component, referred to as the debt discount, is amortized as interest expense over the Notes’ contractual term. The fair value was determined based on a discounted cash flow model and classified within Level 2 of the fair value hierarchy. The discount rate used reflected both the time value of money and credit risk inherent in the Notes. The carrying value of the liability component of the Notes will be accreted, over the remaining term to maturity, to their principal value of $360.0 million.

The Notes’ fair value, inclusive of the conversion feature embedded in the Notes, was $372.1 million as of November 30, 2021. The fair value was determined based on the Notes’ quoted price in an over-the-counter market on the last trading day of the reporting period and classified within Level 1 in the fair value hierarchy. See Note 9: Debt for additional information.

Note 5: Inventories

The components of inventories were as follows (in thousands):

	November 30, 2021	November 30, 2020
Raw materials	$1,920	$—
Work in process	—	—
Finished goods	1,631	—
Total	$3,551	$—

At November 30, 2021, the inventories balance of $3.6 million was recorded in other current assets on the consolidated balance sheets. The addition of inventories during fiscal year 2021 is related to the acquisition of Kemp. Refer to Note 8: Business Combinations for further information.

Note 6: Property and Equipment

Property and equipment consists of the following (in thousands):

	November 30, 2021	November 30, 2020
Computer equipment and software	$45,774	$50,103
Land, buildings and leasehold improvements	8,023	31,610
Furniture and fixtures	3,539	5,107
Capitalized software development costs	276	276
Property and equipment, gross	57,612	87,096
Less accumulated depreciation and amortization	(43,267)	(57,279)
Property and equipment, net	$14,345	$29,817

Depreciation and amortization expense related to property and equipment was $5.5 million, $6.1 million, and $7.6 million for the years ended November 30, 2021, 2020, and 2019, respectively.

In the fourth quarter of fiscal year 2021, we reclassified certain corporate land and building assets previously reported as property and equipment to assets held for sale on our consolidated balance sheet as we expect to sell them within one year. Refer to Note 1: Nature of Business and Summary of Significant Accounting Policies for further discussion.

Note 7: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes (in thousands):

	November 30, 2021			November 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$212,700	$(128,797)	$83,903	$173,486	$(113,863)	$59,623
Customer-related	306,308	(119,357)	186,951	231,342	(91,326)	140,016
Trademarks and trade names	37,611	(21,556)	16,055	30,440	(18,275)	12,165
Non-compete agreement	2,000	(1,724)	276	2,000	(1,057)	943
Total	$558,619	$(271,434)	$287,185	$437,268	$(224,521)	$212,747

We amortize intangible assets assuming no expected residual value. Amortization expense related to these intangible assets was $46.9 million, $27.9 million, and $48.1 million in fiscal years 2021, 2020, and 2019, respectively.

The additions to intangible assets during fiscal years 2021 and 2020 are related to the acquisition of Kemp in November 2021 and Chef in October 2020, respectively. Refer to Note 8: Business Combinations for further information.

Future amortization expense for intangible assets as of November 30, 2021 is as follows (in thousands):

2022	$69,106
2023	68,830
2024	56,014
2025	45,504
2026	36,148
Thereafter	11,583
Total	$287,185

Goodwill

Changes in the carrying amount of goodwill for fiscal years 2021 and 2020 are as follows (in thousands):

	November 30, 2021	November 30, 2020
Balance, beginning of year	$491,726	$432,824
Measurement Period Adjustments(1)	(77)	(838)
Additions(2)	179,521	59,858
Translation Adjustments	(18)	(118)
Balance, end of year	$671,152	$491,726
(1) Represents final measurement period adjustments related to our Chef and Ipswitch acquisitions. Refer to Note 8: Business Combinations for further information.
(2) The additions to goodwill during fiscal years 2021 and 2020 are related to the acquisition of Kemp in November 2021 and Chef in October 2020, respectively. Refer to Note 8: Business Combinations for further information.

We assess the impairment of goodwill on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

During fiscal year 2021, we performed a quantitative assessment as of October 31, 2021 and concluded that there was no impairment since it was not more likely than not that the fair value of our reporting unit was less than its carrying value. We did not recognize any goodwill impairment charges during fiscal years 2021, 2020, or 2019.

Note 8: Business Combinations

Kemp Acquisition

On November 1, 2021, we completed the acquisition of the parent company of Kemp Technologies, Inc. (“Kemp”) pursuant to the Stock Purchase Agreement (the “Purchase Agreement”), dated as of September 23, 2021. The acquisition was completed for a base purchase price of $258.0 million, subject to certain customary adjustments as further described in the Purchase Agreement (the “Aggregate Consideration”), which was paid in cash from existing cash balances. Pursuant to the Purchase Agreement, $2.0 million of the Aggregate Consideration was deposited into an escrow account to secure certain potential obligations of the former Kemp equity holders.

Kemp is an application experience company that helps enterprises deliver, optimize and secure applications and networks across any cloud or hybrid environment. With this acquisition, we extended our portfolio of products in DevOps, Application Development, Data Connectivity and Digital Experience, adding Application Experience Management (AX). Kemp Loadmaster and Flowmon Network Visibility products monitor application performance, and distribute and balance traffic and workloads across servers, in the cloud or on premise, ensuring high performance and availability.

The Aggregate Consideration has been preliminarily allocated to Kemp’s tangible assets, identifiable intangible assets, and assumed liabilities based on their estimated fair values. The preliminary fair value estimates of the net assets acquired are based upon preliminary calculations and valuations, and those estimates and assumptions are subject to change as we obtain additional information for those estimates during the measurement period (up to one year from the acquisition date). The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities was recorded as goodwill.

The preliminary allocation of the purchase price is as follows (in thousands):

	Preliminary Purchase Price Allocation	Life
Net working capital	$27,075
Property, plant and equipment	803
Purchased technology	39,400	5 years
Trade name	7,200	5 years
Customer relationships	75,500	5 years
Other assets	170
Other noncurrent liabilities	(604)
Deferred taxes	(23,187)
Deferred revenue	(29,997)
Goodwill	179,521
Net assets acquired	$275,881

The fair value of the intangible assets was estimated using the income approach in which the after-tax cash flows are discounted to present value. The cash flows are based on estimates used to value the acquisition, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model as well as the weighted average cost of capital. The valuation assumptions take into consideration our estimates of customer attrition, technology obsolescence, and revenue growth projections. Based on the preliminary valuation, the acquired intangible assets are comprised of customer relationships of approximately $75.5 million, existing technology of approximately $39.4 million, and trade names of approximately $7.2 million.

Tangible assets acquired and assumed liabilities were recorded at fair value. As described in Note 1: Nature of Business and Summary of Significant Accounting Policies, we adopted ASU 2021-08, which amended ASC 805 to require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. We determined the acquisition date deferred revenue balance based on our assessment of the individual contracts acquired and our application of Topic 606. A significant portion of the deferred revenue is expected to be recognized in the 12 months following the acquisition.

We recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. We believe that the investment value of the future enhancement of our product and solution offerings created as a result of this acquisition has principally contributed to a purchase price that resulted in the recognition of $179.5 million of goodwill, which is not deductible for tax purposes.

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) and certain acquisition restructuring and related charges are not included as a component of consideration transferred but are required to be expensed as incurred. During the fiscal year ended November 30, 2021, we incurred approximately $1.9 million of acquisition-related costs, which are included in acquisition-related expenses on our consolidated statement of operations.

The amount of revenue of Kemp included in our consolidated statement of operations during the fiscal year ended November 30, 2021 was approximately $5.9 million. We determined that disclosing the amount of Kemp related earnings included in the consolidated statements of operations is impracticable, as certain operations of Kemp were integrated into the operations of the Company from the date of acquisition.

Pro Forma Information

The following pro forma financial information presents the combined results of operations of Progress and Kemp as if the acquisition had occurred on December 1, 2019, after giving effect to certain pro forma adjustments. The pro forma adjustments reflected herein include only those adjustments that are directly attributable to the Kemp acquisition and factually supportable. These pro forma adjustments include: (i) an increase in revenue from Kemp as a result of the application of Topic 606 to recognize and measure contract assets and contract liabilities in the business combination, (ii) a net increase in amortization expense to record amortization expense relating to the $122.1 million of acquired identifiable intangible assets, (iii) a decrease in interest expense to remove the interest expense associated with Kemp’s debt obligations, and (iv) the income tax effect of the adjustments made at the statutory tax rate of the U.S. (approximately 24.5%).

The pro forma financial information does not reflect any adjustments for anticipated expense savings resulting from the acquisition and is not necessarily indicative of the operating results that would have actually occurred had the transaction been consummated on December 1, 2019. These results are prepared in accordance with ASC 606.

(In thousands, except per share data)	Pro Forma Fiscal Year Ended November 30, 2021	Pro Forma Fiscal Year Ended November 30, 2020
Revenue	$590,133	$490,229
Net income	$75,612	$65,360
Net income per basic share	$1.72	$1.46
Net income per diluted share	$1.69	$1.44

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

Chef is a global leader in DevOps and DevSecOps, providing complete infrastructure automation to build, deploy, manage and secure applications in modern multi-cloud and hybrid environments, as well as on-premises. Chef has enhanced our position as a trusted provider of the best products to develop, deploy and manage high-impact applications by providing industry-leading compliance and application automation products for multi-cloud and on-prem infrastructure. The acquisition bolstered our core offerings, enabling customers to respond faster to business demands and improve efficiency. We funded the acquisition through a combination of existing cash resources and by drawing down $98.5 million from our existing revolving credit facility. Refer to Note 9: Debt for further information.

The Aggregate Consideration has been allocated to Chef’s tangible assets, identifiable intangible assets, and assumed liabilities based on their estimated fair values. The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities was recorded as goodwill.

We recorded measurement period adjustments in accordance with FASB’s guidance regarding business combinations in the third and fourth quarters of fiscal year 2021 based on our valuation and purchase price allocation procedures. The measurement period adjustments, which were completed during the fourth quarter of fiscal year 2021, resulted in a decrease to goodwill of $0.3 million, primarily due to a decrease to accrued expenses and deferred taxes.

The allocation of the purchase price is as follows (in thousands):

	Initial Purchase Price Allocation	Measurement Period Adjustments	Final Purchase Price Allocation	Life
Net working capital	$52,330	$147	$52,477
Property, plant and equipment	498	—	498
Purchased technology	38,300	—	38,300	5 years
Trade name	5,700	—	5,700	5 years
Customer relationships	97,300	—	97,300	7 years
Other assets	122	—	122
Other noncurrent liabilities	(841)	—	(841)
Lease liabilities, net	(1,810)	—	(1,810)
Deferred taxes	(7,817)	126	(7,691)
Deferred revenue	(12,525)	—	(12,525)
Goodwill	59,858	(273)	59,585
Net assets acquired	$231,115	$—	$231,115

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

We recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. We believe that the investment value of the future enhancement of our product and solution offerings created as a result of this acquisition has principally contributed to a purchase price that resulted in the recognition of $59.6 million of goodwill, which is not deductible for tax purposes.

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) and certain acquisition restructuring and related charges are not included as a component of consideration transferred but are required to be expensed as incurred. During the fiscal year ended November 30, 2021, we incurred approximately $0.7 million of acquisition-related costs, which are included in acquisition-related expenses on our consolidated statement of operations.

The operations of Chef are included in our operating results from the date of acquisition. We determined that disclosing the amount of Chef related earnings included in the consolidated statements of operations is impracticable, as certain operations of Chef were integrated into the operations of the Company from the date of acquisition.

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

(In thousands, except per share data)	Pro Forma Fiscal Year Ended November 30, 2020
Revenue	$497,700
Net income	$61,952
Net income per basic share	$1.38
Net income per diluted share	$1.37

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

Ipswitch enables approximately 24,000 small and medium-sized businesses and enterprises to provide secure data sharing and ensure high-performance infrastructure availability. Through this acquisition, we bolstered our core offerings to small and medium-sized businesses and enterprises, enabling those businesses to respond faster to business demands and to improve productivity. We funded the acquisition through a combination of existing cash resources and a $185.0 million term loan, which is part of our $401.0 million term loan and revolving line of credit. Refer to Note 9: Debt for further information.

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

The following table discloses the net assets acquired in the business combination (in thousands):

	Initial Purchase Price Allocation	Measurement Period Adjustments	Final Purchase Price Allocation	Life
Net working capital	$6,068	$651	$6,719
Property, plant and equipment	4,661	—	4,661
Purchased technology	33,100	—	33,100	5 years
Trade name	9,600	—	9,600	5 years
Customer relationships	66,600	—	66,600	5 years
Other assets	314	(4)	310
Deferred revenue	(12,696)	(29)	(12,725)
Goodwill	117,651	(618)	117,033
Net assets acquired	$225,298	$—	$225,298

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

As previously noted, the Seller received a restricted stock award of approximately $2.0 million, subject to continued compliance with the three-year non-compete agreement. We concluded that the restricted stock award is not a compensation arrangement and we recorded the fair value of the award as an intangible asset separate from goodwill. We will recognize intangible asset amortization expense over the term of the agreement, which is 3 years. We recorded $0.7 million of amortization expense related to this restricted stock award for the fiscal year ended November 30, 2021 in operating expenses on our condensed consolidated statement of operations.

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) and certain acquisition restructuring and related charges are not included as a component of consideration transferred but are required to be expensed as incurred. We did not incur acquisition-related transaction costs during the fiscal year ended November 30, 2021.

The operations of Ipswitch are included in our operating results during the fiscal year ending November 30, 2021. We determined that disclosing the amount of Ipswitch related earnings included in the consolidated statements of operations during fiscal year ending November 30, 2021 is impracticable, as certain operations of Ipswitch have been integrated into the operations of the Company.

Note 9: Debt

As of November 30, 2021, future maturities of the Company's long-term debt were as follows:

(In thousands)	2026 Notes	Credit Facility Maturing in 2024	Total
2022	$—	$26,338	$26,338
2023	—	33,863	33,863
2024	—	206,936	206,936
2025	—	—	—
2026	360,000	—	360,000
Total face value of long-term debt	360,000	267,137	627,137
Unamortized discount and issuance costs	(65,465)	(1,378)	(66,843)
Less current portion of long-term debt, net	—	(25,767)	(25,767)
Long-term debt	$294,535	$239,992	$534,527

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

Net carrying amount of the liability component:

(In thousands)	November 30, 2021
Principal	$360,000
Conversion option allocated to equity	(64,800)
Unamortized discount	(665)
$294,535

Net carrying amount of the equity component, included in additional paid-in capital:

(In thousands)	November 30, 2021
Conversion options(1)	$62,855
Capped call	(43,056)
$19,799
(1) Net of issuance costs

	Twelve Months Ended
(In thousands)	November 30, 2021	November 30, 2020
Contractual interest expense (1% coupon)	$2,280	$—
Amortization of debt discount(1)	7,209	—
Amortization of issuance costs(1)	986	—
	$10,475	$—
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

The Credit Agreement modified our prior credit facility by extending the maturity date to April 30, 2024 and extending the principal repayments of the term loan. We borrowed an additional $185.0 million under the term loan as part of this modified credit facility. The new term loan was used to partially fund our acquisition of Ipswitch in April 2019. During October 2020, we partially funded our acquisition of Chef by drawing down $98.5 million under the revolving line of credit, which we repaid in full during fiscal year 2021. Refer to Note 8: Business Combinations for further discussion.

Interest rates for the term loan and revolving line of credit are based upon our leverage ratio and determined based on an index selected at our option. The rates range from 1.50% to 2.00% above the Eurocurrency rate for Eurocurrency-based borrowings or from 0.50% to 1.00% above the defined base rate for base rate borrowings. Additionally, we may borrow certain foreign currencies at rates set in the same respective range above the London interbank offered interest rates for those currencies. A quarterly commitment fee on the undrawn portion of the revolving credit facility is required and ranges from 0.25% to 0.35% per annum based on our leverage ratio. The average interest rate of the credit facility during the fiscal year ended November 30, 2021 was 1.90% and the interest rate as of November 30, 2021 was 1.88%.

The credit facility matures on April 30, 2024, when all amounts outstanding will be due and payable in full. The revolving line of credit does not require amortization of principal. The outstanding balance of the term loan as of November 30, 2021 was $267.1 million, with $26.3 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended August 31, 2019. The principal repayment amounts are in accordance with the following schedule: (i) four payments of $1.9 million each, (ii) four payments of $3.8 million each, (iii) four payments of $5.6 million each, (iv) four payments of $7.5 million each, (v) three payments of $9.4 million each, and (vi) the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of November 30, 2021, the carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds.

Costs incurred to obtain our long-term debt of $1.6 million, along with $1.2 million of unamortized debt issuance costs related to the previous credit agreement, are recorded as debt issuance costs as a direct deduction from the carrying value of the debt liability on our consolidated balance sheets as of November 30, 2021. These costs are being amortized over the term of the debt agreement using the effective interest rate method. Amortization expense related to the debt issuance costs of $0.6 million for the fiscal years ended November 30, 2021 and 2020 and $0.4 million for the fiscal year ended November 30, 2019 and is recorded in interest expense on our consolidated statements of operations.

Revolving loans may be borrowed, repaid, and reborrowed until April 30, 2024, at which time all amounts outstanding must be repaid. Accrued interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of each interest rate period (or at each three-month interval in the case of loans with interest periods greater than three months) with respect to Eurocurrency rate loans. We may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty, subject to certain conditions and reimbursement of certain costs in the case of Eurocurrency rate loans. As of November 30, 2021, there were no outstanding amounts under the revolving line of credit and $2.3 million of letters of credit.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, grant liens, make investments, make acquisitions, incur indebtedness, merge or consolidate, dispose of assets, pay dividends or make distributions, repurchase stock, change the nature of the business, enter into certain transactions with affiliates and enter into burdensome agreements, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a consolidated fixed charge coverage ratio, a consolidated total leverage ratio and a consolidated senior secured leverage ratio. We are in compliance with these financial covenants as of November 30, 2021.

Note 10: Leases

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

The Company has operating leases for administrative, product development, and sales and marketing facilities, vehicles, and equipment under various non-cancelable lease agreements. The Company’s leases have remaining lease terms ranging from 1 year to 8 years. The Company’s lease terms may include options to extend or terminate the lease where it is reasonably certain that the Company will exercise those options. The Company considers several economic factors when making the determination as to whether the Company will exercise options to extend or terminate the lease, including but not limited to, the significance of leasehold improvements incurred in the office space, the difficulty in replacing the asset, underlying contractual obligations, or specific characteristics unique to a particular lease. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of operating lease cost for the year ended November 30, 2021 was as follows (in thousands):

Fiscal Year Ended
November 30, 2021
Lease costs under long-term operating leases	$7,867
Lease costs under short-term operating leases	32
Variable lease cost under short-term and long-term operating leases(1)	434
Operating lease right-of-use asset impairment	3,057
Total operating lease cost	$11,390
(1) Lease costs that are not fixed at lease commencement.

The table below presents supplemental cash flow information related to leases during the year ended November 30, 2021 (in thousands):

Fiscal Year Ended
November 30, 2021
Cash paid for leases	$8,406
Right-of-use assets recognized for new leases and amendments (non-cash)	$3,222

Weighted average remaining lease term in years and weighted average discount rate are as follows:

November 30, 2021
Weighted average remaining lease term in years	4.15
Weighted average discount rate	2.6%

Future payments under non-cancellable leases at November 30, 2021 are as follows (in thousands):

2022	$8,654
2023	8,158
2024	7,791
2025	5,110
Thereafter	3,146
Total lease payments	32,859
Less imputed interest(1)	(1,803)
Present value of lease liabilities	$31,056
(1) Lease liabilities are measured at the present value of the remaining lease payments using a discount rate determined at lease commencement unless the discount rate is updated as a result of a lease reassessment event.

Our operating lease arrangements are subject to customary renewal and base rental fee escalation clauses. Total rent expense, net of sublease income which is insignificant, under operating lease arrangements was approximately $9.3 million, $9.6 million and $8.9 million in fiscal years 2021, 2020 and 2019, respectively.

Note 11: Commitments and Contingencies

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

Note 12: Stockholders’ Equity

Preferred Stock

Our Board of Directors is authorized to establish one or more series of preferred stock and to fix and determine the number and conditions of preferred shares, including dividend rates, redemption and/or conversion provisions, if any, preferences and voting rights. As of November 30, 2021, there was no preferred stock issued or outstanding.

Common Stock

We have 200,000,000 shares of authorized common stock, $0.01 par value per share, of which 44,146,193 were issued and outstanding at November 30, 2021.

There were 253,255 deferred stock units ("DSUs") outstanding at November 30, 2021. Each DSU represents one share of our common stock and all DSU grants have been made to non-employee members of our Board of Directors. DSUs do not have voting rights and can only be converted into common stock when the recipient ceases to be a member of the Board of Directors or a change in control of the Company occurs.

Common Stock Repurchases

In January 2020, our Board of Directors increased the total share repurchase authorization from $75.0 million to $250.0 million. In fiscal years 2021 and 2020, we repurchased and retired 0.8 million shares of our common stock for $35.0 million and 1.4 million shares of our common stock for $60.0 million, respectively, under this current authorization. In fiscal year 2019, we repurchased and retired 0.7 million shares of our common stock for $25.0 million. As of November 30, 2021, there was $155.0 million remaining under the current authorization.

Dividends

We began paying quarterly cash dividends of $0.125 per share of common stock to Progress stockholders in December 2016 and have paid quarterly dividends since that time.

On September 21, 2021, our Board of Directors declared a quarterly dividend of $0.175 per share of common stock that was paid on December 15, 2021 to stockholders of record as of the close of business on December 1, 2021. We have declared aggregate per share quarterly cash dividends totaling $0.700, $0.670, and $0.630 for the years ended November 30, 2021, November 30, 2020, and November 30, 2019, respectively. We have paid aggregate cash dividends totaling $31.6 million, $29.9 million, and $27.8 million and for the years ended November 30, 2021, November 30, 2020, and November 30, 2019, respectively.

Note 13: Stock-Based Compensation

We currently have one stockholder-approved stock plan from which we can issue stock-based awards, which was approved by our stockholders in fiscal year 2008 ("2008 Plan"). The 2008 Plan replaced the 1992 Incentive and Nonqualified Stock Option Plan, the 1994 Stock Incentive Plan and the 1997 Stock Incentive Plan (collectively, the “Previous Plans”). The Previous Plans solely exist to satisfy outstanding options previously granted under those plans. The 2008 Plan permits the granting of stock awards to officers, members of the Board of Directors, employees and consultants. Awards under the 2008 Plan may include nonqualified stock options, incentive stock options, grants of conditioned or restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals, deferred stock units and stock appreciation rights. In May 2021, stockholders of the Company approved an amendment to the 2008 Plan to add 4,500,000 shares to the plan. A total of 6,534,788 shares were available for issuance as of November 30, 2021.

We have adopted two stock plans for which the approval of stockholders was not required: the 2002 Nonqualified Stock Plan ("2002 Plan") and the 2004 Inducement Stock Plan ("2004 Plan"). The 2002 Plan permits the granting of stock awards to non-executive officer employees and consultants. Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Plan. Awards under the 2002 Plan may include nonqualified stock options, grants of conditioned or restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. A total of 107,329 shares were available for issuance under the 2002 Plan as of November 30, 2021. Additional shares cannot be added to the 2002 Plan without stockholder approval.

The 2004 Plan is reserved for persons to whom we may issue securities as an inducement to become employed by us pursuant to the rules and regulations of the NASDAQ Stock Market. Awards under the 2004 Plan may include nonqualified stock options, grants of conditioned or restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. A total of 466,534 shares were available for issuance under the 2004 Plan as of November 30, 2021. Additional shares cannot be added to the 2002 Plan without stockholder approval.

Under all of our plans, the options granted generally begin to vest within one year of the grant.

A summary of stock option activity under all the plans is as follows:

	Shares	Weighted Average	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)	Exercise Price	(in years)	(in thousands)
Options outstanding, December 1, 2020	1,673	$39.28
Granted	645	43.17
Exercised	(195)	35.82
Canceled	(108)	42.85
Options outstanding, November 30, 2021	2,015	$40.67	4.6	$16,330
Exercisable, November 30, 2021	938	$38.84	3.6	$9,509
Vested or expected to vest, November 30, 2021	2,015	$40.67	4.6	$16,330

(1)The aggregate intrinsic value was calculated based on the difference between the closing price of our stock on November 30, 2021 of $48.46 and the exercise prices for all options outstanding.

A summary of restricted stock units' activity is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Fair Value
Restricted stock units outstanding, December 1, 2020	796	$42.63
Granted	551	43.73
Issued	(326)	41.79
Canceled	(143)	46.37
Restricted stock units outstanding, November 30, 2021	878	$43.06

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

During the first quarter of fiscal years 2019, 2020, and 2021, we granted performance-based restricted stock units that include two performance metrics under a Long-Term Incentive Plan (“LTIP”) where the performance measurement period is three years. Vesting of the LTIP awards for the 2019 and 2020 plans is based on the following: (i) 50% is based on achievement of a three-year cumulative performance condition (operating income), and (ii) 50% is based on our level of attainment of specified total stockholder return ("TSR") targets relative to the percentage appreciation of a specified index of companies for the respective three-year periods. For the 2021 plan, the vesting terms were changed to the following: (i) 75% is based on achievement of a three-year cumulative operating income, and (ii) 25% is based on our level of attainment of specified TSR targets relative to the percentage appreciation of a specified index of companies for the respective three-year periods. The vesting of LTIP awards is also subject to continued employment of the grantees. In order to estimate the fair value of such awards, we used a Monte Carlo Simulation valuation model for the market condition portion of the award and used the closing price of our common stock on the date of grant, less the present value of expected dividends when applicable, for the portion related to the performance condition.

The 1991 Employee Stock Purchase Plan ("ESPP") permits eligible employees to purchase up to an aggregate of 10,250,000 shares of our common stock through accumulated payroll deductions. The ESPP has a 27-month offering period comprised of nine three-month purchase periods. The purchase price of the stock is equal to 85% of the lesser of the market value of such shares at the beginning of a 27-month offering period or the end of each three-month segment within such offering period. If the market price at any of the nine purchase periods is less than the market price on the first date of the 27-month offering period, subsequent to the purchase, the offering period is canceled and the employee is entered into a new 27-month offering period with the then current market price as the new base price. We issued 277,000 shares, 237,000 shares, and 189,000 shares with weighted average purchase prices of $28.20, $27.86, and $29.23 per share, respectively, in fiscal years 2021, 2020, and 2019, respectively. At November 30, 2021, approximately 687,000 shares were available and reserved for issuance under the ESPP.

We estimated the fair value of stock options and ESPP awards granted in fiscal years 2021, 2020, and 2019 on the measurement dates using the Black-Scholes option valuation model, and LTIP awards using the Monte Carlo Simulation valuation model, with the following weighted average assumptions:

	Fiscal Year Ended
	November 30, 2021	November 30, 2020	November 30, 2019
Stock options:
Expected volatility	30.0%	29.0%	25.0%
Risk-free interest rate	0.5%	1.1%	2.5%
Expected life (in years)	4.8	4.8	4.8
Expected dividend yield	1.6%	1.6%	1.8%
Employee stock purchase plan:
Expected volatility	33.1%	38.2%	30.6%
Risk-free interest rate	0.1%	0.2%	2.3%
Expected life (in years)	1.3	1.3	1.6
Expected dividend yield	1.5%	2.0%	1.7%
Long-term incentive plan:
Expected volatility	36.3%	34.7%	32.2%
Risk-free interest rate	0.2%	1.1%	2.5%
Expected life (in years)	2.8	2.8	2.8
Expected dividend yield	—%	—%	1.7%

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

Based on the above assumptions, the weighted average estimated fair value of stock options granted in fiscal years 2021, 2020, and 2019 was $9.46, $9.59, and $7.38 per share, respectively. We amortize the estimated fair value of stock options to expense over the vesting period using the straight-line method. The weighted average estimated fair value for shares issued under our ESPP in fiscal years 2021, 2020, and 2019 was $11.59, $8.73, and $11.07 per share, respectively. We amortize the estimated fair value of shares issued under the ESPP to expense over the vesting period using a graded vesting model.

Total unrecognized stock-based compensation expense, net of expected forfeitures, related to unvested stock options and unvested restricted stock awards amounted to $36.5 million at November 30, 2021. These costs are expected to be recognized over a weighted average period of two years.

The following additional activity occurred under our plans (in thousands):

	Fiscal Year Ended
	November 30, 2021	November 30, 2020	November 30, 2019
Total intrinsic value of stock options on date exercised	$2,523	$1,340	$1,388
Total fair value of deferred stock units on date vested	2,084	1,547	1,853
Total fair value of restricted stock units on date vested	16,018	15,499	14,720

The following table provides the classification of stock-based compensation as reflected in our consolidated statements of operations (in thousands):

	Fiscal Year Ended
	November 30, 2021	November 30, 2020	November 30, 2019
Cost of maintenance and services	$1,561	$1,336	$1,134
Sales and marketing	6,055	4,462	4,155
Product development	8,104	7,286	7,205
General and administrative	14,004	10,398	10,817
Total stock-based compensation	$29,724	$23,482	$23,311
Income tax benefit included in the provision for income taxes	$5,281	$4,541	$4,661

Note 14: Retirement Plan

We maintain a retirement plan covering all U.S. employees under Section 401(k) of the Internal Revenue Code. Company contributions to the plan are at the discretion of the Board of Directors and totaled approximately $4.0 million, $3.6 million and $2.3 million for fiscal years 2021, 2020 and 2019, respectively.

Note 15: Revenue Recognition

Timing of Revenue Recognition

Our revenues are derived from licensing our products, and from related services, which consist of maintenance, hosting services, and consulting and education. Information relating to revenue from external customers by revenue type is as follows:

	Fiscal Year Ended
(In thousands)	November 30, 2021	November 30, 2020	November 30, 2019
Performance obligations transferred at a point in time:
Software licenses	$156,590	$115,249	$122,552
Performance obligations transferred over time:
Maintenance	325,863	288,887	259,006
Services	48,860	38,014	31,740
Total revenue	$531,313	$442,150	$413,298

Geographic Revenue

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

	Fiscal Year Ended
(In thousands)	November 30, 2021	November 30, 2020	November 30, 2019
United States	$294,947	$240,717	$213,252
Canada	22,867	20,281	20,659
EMEA	169,335	143,754	137,301
Latin America	17,036	14,574	19,665
Asia Pacific	27,128	22,824	22,421
Total revenue	$531,313	$442,150	$413,298

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

As of November 30, 2021, invoicing of our long-term unbilled receivables is expected to occur as follows (in thousands):

2023	$10,279
2024	2,813
2025	1,498
Total	$14,590

Contract assets, which arise when revenue is recognized prior to invoicing and the right to the amount due from customers is conditioned on something other than the passage of time, such as the completion of a related performance obligation, were $5.0 million and $11.3 million as of November 30, 2021 and November 30, 2020, respectively. These amounts are included in unbilled receivables and contract assets or long-term unbilled receivables and contract assets on our consolidated balance sheets.

Deferred Revenue

Deferred revenue is recorded when revenue is recognized subsequent to customer invoicing. Deferred revenue expected to be recognized as revenue more than one year subsequent to the balance sheet date is included in long-term liabilities on the consolidated balance sheets. Our deferred revenue balance is primarily made up of deferred maintenance.

As of November 30, 2021, the changes in deferred revenue were as follows (in thousands):

Balance, December 1, 2020	$193,295
Billings and other	560,401
Acquired from business combinations	29,997
Revenue recognized	(531,313)
Balance, November 30, 2021	$252,380

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of November 30, 2021, transaction price allocated to remaining performance obligations was $213.7 million. We expect to recognize approximately 81% of the revenue within the next year and the remainder thereafter.

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

Certain of our sales incentive programs do meet the requirements to be capitalized. Depending upon the sales incentive program and the related revenue arrangement, such capitalized costs are amortized over the longer of (i) the product life, which is generally three to five years; or (ii) the term of the related revenue contract. We determined that a three to five year product life represents the period of benefit that we receive from these incremental costs based on both qualitative and quantitative factors, which include customer contracts, industry norms, and product upgrades. Total deferred contract costs were $7.9 million, $2.5 million, and $1.7 million as of November 30, 2021, 2020, and 2019, respectively, and are included in other current assets and other assets on our consolidated balance sheets. Amortization of deferred contract costs is included in sales and marketing expense on our consolidated statement of operations and was minimal in all periods presented.

Note 16: Restructuring

The following table provides a summary of activity for all of the restructuring actions, with material actions detailed further below (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2018	$307	$4	$311
Costs incurred	740	5,591	6,331
Cash disbursements	(760)	(3,647)	(4,407)
Translation adjustments and other	(91)	59	(32)
Balance, November 30, 2019	$196	$2,007	$2,203
Costs incurred	1,812	4,094	5,906
Cash disbursements	(1,569)	(2,554)	(4,123)
Translation adjustments and other	(18)	5	(13)
Balance, November 30, 2020	$421	$3,552	$3,973
Costs incurred	3,518	2,790	6,308
Cash disbursements	(1,072)	(4,447)	(5,519)
Translation adjustments and other	1,616	(6)	1,610
Balance, November 30, 2021	$4,483	$1,889	$6,372

2021 Restructurings

During the fourth quarter of fiscal year 2021, we restructured our operations in connection with the acquisition of Kemp. Refer to Note 8: Business Combinations for further discussion. This restructuring resulted in a reduction in redundant positions, primarily within the administrative functions of Kemp.

For the fiscal year ended November 30, 2021, we incurred expenses of $2.0 million related to this restructuring. The expenses are recorded as restructuring expenses in the consolidated statements of operations.

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2020	$—	$—	$—
Costs incurred	—	1,965	1,965
Cash disbursements	—	(69)	(69)
Translation adjustments and other	—	(14)	(14)
Balance, November 30, 2021	$—	$1,882	$1,882

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2022. Accordingly, the balance of the restructuring reserve of $1.9 million is included in other accrued liabilities on the consolidated balance sheet at November 30, 2021.

We expect to incur additional expenses as part of this action related to employee costs and facility closures as we consolidate offices in various locations during fiscal year 2022, but we do not expect these costs to be material.

2020 Restructurings

During the fourth quarter of fiscal year 2020, we restructured our operations in connection with the acquisition of Chef. Refer to Note 8: Business Combinations for further discussion. This restructuring resulted in a reduction in redundant positions, primarily within the administrative functions of Chef.

For the fiscal years ended November 30, 2021 and November 30, 2020, we incurred expenses of $4.1 million and $3.9 million, respectively, related to this restructuring. The expenses are recorded as restructuring expenses in the consolidated statements of operations.

A summary of activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2019	$—	$—	$—
Costs incurred	—	3,947	3,947
Cash disbursements	—	(429)	(429)
Translation adjustments and other	—	5	5
Balance, November 30, 2020	$—	$3,523	$3,523
Costs incurred	3,323	826	4,149
Cash disbursements	(455)	(4,350)	(4,805)
Translation adjustments and other	1,615	8	1,623
Balance, November 30, 2021	$4,483	$7	$4,490

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2027. Accordingly, the balance of the restructuring reserve of $4.5 million is included in other accrued liabilities, and short-term and long-term lease liabilities on the consolidated balance sheet at November 30, 2021.

We expect to incur additional expenses as part of this action related to employee costs and facility closures as we consolidate offices in various locations during fiscal year 2022, but we do not expect these costs to be material.

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

For the fiscal year ended November 30, 2021, we incurred minimal expenses related to this restructuring. For the fiscal years ended November 30, 2020 and 2019, we incurred expenses of $0.1 million and $2.5 million, respectively, related to this restructuring. The expenses are recorded as restructuring expenses in the consolidated statements of operations.

A summary of activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2018	$—	$—	$—
Costs incurred	—	2,494	2,494
Cash disbursements	—	(1,035)	(1,035)
Translation adjustments and other	—	1	1
Balance, December 1, 2019	$—	$1,460	$1,460
Costs incurred	—	108	108
Cash disbursements	—	(1,546)	(1,546)
Balance, November 30, 2020	$—	$22	$22
Costs incurred	—	6	6
Cash disbursements	—	(28)	(28)
Balance, November 30, 2021	$—	$—	$—

We do not expect to incur additional material costs with respect to this restructuring.

During the second quarter of fiscal year 2019, we restructured our operations in connection with the acquisition of Ipswitch. Refer to Note 8: Business Combinations for further discussion. This restructuring resulted in a reduction in redundant positions, primarily within the administrative functions of Ipswitch.

For the fiscal year ended November 30, 2021, we incurred minimal expenses related to this restructuring. For the fiscal years ended November 30, 2020 and 2019, we incurred expenses of $1.5 million and $3.1 million, respectively, related to this restructuring. The expenses are recorded as restructuring expenses in the consolidated statements of operations.

A summary of activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2018	$—	$—	$—
Costs incurred	5	3,093	3,098
Cash disbursements	—	(2,604)	(2,604)
Translation adjustments and other	$—	$58	$58
Balance, December 1, 2019	$5	$547	$552
Costs incurred	1,447	39	1,486
Cash disbursements	(1,020)	(579)	(1,599)
Asset impairment	—	—	—
Translation adjustments and other	$(15)	$—	$(15)
Balance, November 30, 2020	417	7	424
Costs incurred	(2)	(7)	(9)
Cash disbursements	(416)	—	(416)
Translation adjustments and other	1	—	1
Balance, November 30, 2021	$—	$—	$—

We do not expect to incur additional material costs with respect to this restructuring.

Note 17: Income Taxes

The components of income before income taxes are as follows (in thousands):

	Fiscal Year Ended
	November 30, 2021	November 30, 2020	November 30, 2019
U.S.	$80,508	$83,279	$(11,778)
Foreign	15,026	13,356	40,273
Total	$95,534	$96,635	$28,495

The provision for income taxes is comprised of the following (in thousands):

	Fiscal Year Ended
	November 30, 2021	November 30, 2020	November 30, 2019
Current:
Federal	$11,964	$12,294	$9,294
State	2,602	3,871	1,862
Foreign	3,456	3,370	5,808
Total current	18,022	19,535	16,964
Deferred
Federal	366	(1,613)	(12,191)
State	(1,110)	(969)	(2,399)
Foreign	(164)	(40)	(279)
Total deferred	(908)	(2,622)	(14,869)
Total	$17,114	$16,913	$2,095

A reconciliation of the income taxes incurred at the U.S. Federal statutory rate compared to the effective tax rate is as follows (in thousands):

	Fiscal Year Ended
	November 30, 2021	November 30, 2020	November 30, 2019
Tax at U.S. Federal statutory rate	$20,062	$20,293	$5,984
Foreign rate differences	193	(200)	(2,619)
Effects of foreign operations included in U.S. Federal provision	(112)	(167)	451
State income taxes, net	1,215	2,087	(918)
Research credits	(410)	(905)	(1,086)
Domestic production activities deduction	—	—	(248)
Tax-exempt interest	—	(3)	(27)
Nondeductible stock-based compensation	1,548	422	1,043
Meals and entertainment	61	162	198
Compensation subject to 162(m)	346	324	422
Uncertain tax positions and tax settlements	89	245	(720)
Net excess tax benefit or detriment from stock-based compensation plans	(11)	61	(103)
Global intangible low tax inclusion	606	(307)	2,100
Foreign derived intangible deduction	(6,386)	(5,297)	(2,300)
Other	(87)	198	(82)
Total	$17,114	$16,913	$2,095

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

Certain international provisions of the Act became effective in fiscal year 2019 for the Company. The global intangible low-taxed income ("GILTI") provisions require the Company to include in its U.S. income tax base foreign subsidiary earnings in excess of an allowable return of the foreign subsidiary's tangible assets.

The components of deferred tax assets and liabilities are as follows (in thousands):

	November 30, 2021	November 30, 2020
Deferred tax assets:
Accounts receivable	$143	$241
Accrued compensation	4,407	2,861
Accrued liabilities and other	2,898	4,430
Deferred revenue	8,081	9,032
Stock-based compensation	6,401	4,814
Original issue discount	9,132	—
Tax credit and loss carryforwards	35,376	42,189
Operating lease liabilities	5,257	5,531
Gross deferred tax assets	71,695	69,098
Valuation allowance	(7,315)	(9,876)
Total deferred tax assets	64,380	59,222
Deferred tax liabilities:
Goodwill	(21,867)	(20,624)
Right-of-use lease assets	(3,925)	(4,837)
Deferred revenue	(1,483)	(3,027)
Depreciation and amortization	(34,532)	(15,924)
Prepaid expenses	(1,906)	(334)
Notes payable	(13,415)	—
Total deferred tax liabilities	(77,128)	(44,746)
Total	$(12,748)	$14,476

The valuation allowance primarily applies to net operating loss carryforwards and unutilized tax credits in foreign jurisdictions under conditions where realization is not more likely than not. The $2.6 million decrease in the valuation allowance during fiscal year 2021 primarily relates to losses in a foreign subsidiary that have expired prior to utilization. The $1.0 million increase in the valuation allowance during fiscal year 2020 primarily relates to the currency revaluation of foreign net operating losses which have a valuation allowance recorded against them. The $0.1 million increase in the valuation allowance during fiscal year 2019 primarily relates to acquired foreign net operating losses which have a valuation allowance recorded against them.

At November 30, 2021, we have federal and foreign net operating loss carryforwards of $130.1 million expiring on various dates through 2036 and $26.6 million that do not expire. In addition, we have state net operating loss carryforwards of $49.7 million expiring on various dates through 2044 and a minimal amount that does not expire. At November 30, 2021, we have state tax credit carryforwards of approximately $3.7 million expiring on various dates through 2036 and $2.4 million that may be carried forward indefinitely. In addition, we have federal tax credit carryforwards of approximately $5.9 million expiring on various dates through 2039.

It is our intention to indefinitely reinvest the earnings of our non-U.S. subsidiaries. We have not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, which totaled $98.4 million as of November 30, 2021, as these earnings have been indefinitely reinvested. It is not practicable to determine the amount of the unrecognized deferred tax liability if the undistributed earnings were to be repatriated due to the complexity of the income tax laws and regulations and the effects of the Act. These earnings could be subject to non-U.S. withholding taxes and other federal, state and/or foreign taxes if they were remitted to the U.S.

As of November 30, 2021, the total amount of unrecognized tax benefits was $5.5 million, of which $1.5 million was recorded in other noncurrent liabilities on the consolidated balance sheet and $4.0 million of deferred tax assets, principally related to U.S net operating loss carry-forwards and federal and state research and development tax credits, have not been recorded.

A reconciliation of the balance of our unrecognized tax benefits is as follows (in thousands):

	Fiscal Year Ended
	November 30, 2021	November 30, 2020	November 30, 2019
Balance, beginning of year	$6,219	$4,993	$5,787
Tax positions related to current period	71	—	—
Tax positions related to a prior period	(820)	539	110
Tax positions acquired	439	1,596	—
Settlements with tax authorities	(168)	(12)	(181)
Lapses due to expiration of the statute of limitations	(270)	(897)	(723)
Balance, end of year	$5,471	$6,219	$4,993

If recognized, all amounts of unrecognized tax benefits would affect the effective tax rate.

We recognize interest and penalties related to uncertain tax positions as a component of our provision for income taxes. In fiscal year 2021 a net expense of $0.8 million was recorded to the provision for income taxes related to estimated interest and penalties. In fiscal years 2020 and 2019 there was a minimal amount of estimated interest and penalties recorded in the provision for income taxes. We have accrued $1.2 million and $0.4 million of estimated interest and penalties at November 30, 2021 and 2020, respectively. We do not expect any significant changes to the amount of unrecognized tax benefits in the next twelve months.

Our federal income tax returns have been examined or are closed by statute for all years prior to fiscal year 2018. Our state income tax returns have been examined or are closed by statute for all years prior to fiscal year 2017, and we are no longer subject to audit for those periods.

Tax authorities for certain non-U.S. jurisdictions are also examining tax returns and the Company does not expect the results of these examinations to be material to our consolidated balance sheets, cash flows or statements of income. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal year 2016.

Note 18: Earnings Per Share

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

	Fiscal Year Ended
	November 30, 2021	November 30, 2020	November 30, 2019
Net income	$78,420	$79,722	$26,400
Weighted average shares outstanding	43,916	44,886	44,791
Dilutive impact from common stock equivalents	704	435	549
Diluted weighted average shares outstanding	44,620	45,321	45,340
Basic earnings per share	$1.79	$1.78	$0.59
Diluted earnings per share	$1.76	$1.76	$0.58

We excluded stock awards representing approximately 1,232,000 shares, 1,268,000 shares, and 932,000 shares of common stock from the calculation of diluted earnings per share in the fiscal years ended November 30, 2021, 2020 and 2019, respectively, because these awards were anti-dilutive.

Note 19: Business Segments and International Operations

Operating segments are components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker ("CODM") in deciding how to allocate resources and assess performance. Our CODM is our Chief Executive Officer.

Beginning in the second quarter of fiscal year 2021, we operate as one operating segment: software products to develop, deploy, and manage high-impact applications. Our CODM evaluates financial information on a consolidated basis. As we operate as one operating segment, the required financial segment information can be found in the condensed consolidated financial statements.

Long-lived assets totaled $22.1 million, $22.8 million and $25.7 million in the U.S. and $7.5 million, $7.0 million and $4.1 million outside of the U.S. at the end of fiscal years 2021, 2020, and 2019, respectively. No individual country outside of the U.S. accounted for more than 10% of our consolidated long-lived assets.

Note 20: Subsequent Events

On January 25, 2022, we entered into an amended credit agreement providing for a $275.0 million secured term loan and a $300.0 million secured revolving credit facility. The revolving credit facility may be increased, and new term loan commitments may be entered into, by up to an additional amount up to the sum of (A) the greater of (x) $260.0 million and (y) 100% of our consolidated EBITDA and (B) an unlimited additional amount subject to pro forma compliance with a consolidated senior secured net leverage ratio of no greater than 3.75 to 1.00 if the existing or additional lenders are willing to make such increased commitments. This new credit facility replaces our existing secured credit facility dated April 30, 2019.

The amount of the term loan outstanding under our existing secured credit facility was incorporated into the amended and restated credit facility.

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

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2021. Our assessment was based on the framework in the updated Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment we believe that as of November 30, 2021, our internal control over financial reporting is effective based on those criteria.

The Company acquired Kemp on November 1, 2021. Management excluded Kemp from its assessment of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2021. This exclusion was in accordance with SEC guidance that an assessment of a recently acquired business’s internal control over financial reporting may be omitted from management’s report on internal control over financial reporting in the year of acquisition of the business. Kemp represented, in aggregate, approximately 9% of the Company’s total consolidated assets (excluding goodwill and intangibles, which are included within the scope of the assessment) and less than 2% of total consolidated revenues, as of and for the year ended November 30, 2021.

Deloitte & Touche LLP, our independent registered public accounting firm, which audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting, which is included in this Item 9A below.

(c) Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended November 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the fiscal quarter ended November 30, 2021 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

(d) Report of independent registered public accounting firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Progress Software Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Progress Software Corporation and subsidiaries (the “Company”) as of November 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended November 30, 2021, of the Company and our report dated January 27, 2022, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Kemp Technologies, “Kemp”, acquired on November 1, 2021 whose financial statements constitute approximately 9% of total assets (excluding goodwill and intangibles, which are included within the scope assessment) and less than 2% of total revenues of the consolidated financial statement amounts as of and for the year ended November 30, 2021. Accordingly, our audit did not include the internal control over financial reporting at Kemp.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
January 27, 2022

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive and Other Key Officers of the Registrant

The following table sets forth certain information regarding our executive and other key officers.

Name	Age	Position
John Ainsworth	57	Executive Vice President, Products - Enterprise Application Experience
Stephen Faberman	52	Executive Vice President, Chief Legal Officer
Anthony Folger	49	Executive Vice President, Chief Financial Officer
Yogesh Gupta	61	President and Chief Executive Officer
Loren Jarrett	47	Executive Vice President, General Manager - Developer Tools Business
Katie Kulikoski	45	Executive Vice President, Chief People Officer
Jennifer Ortiz	45	Executive Vice President, Corporate Marketing
Ian Pitt	54	Executive Vice President, Chief Information Officer
Gary Quinn	61	Executive Vice President, Field Organization - Enterprise Application
Jeremy Segal	51	Executive Vice President, Corporate Development
Sundar Subramanian	44	Executive Vice President, General Manager - Chef Products

Mr. Ainsworth became Senior Vice President, Products-Core in January 2017 and was elevated to Executive Vice President in November 2021. Mr. Ainsworth is responsible for the product management, product marketing, technical support and engineering functions for OpenEdge, Corticon, DataDirect Connect, DataDirect Hybrid Data Pipeline, Sitefinity, MOVEit, WhatsUp Gold, Kemp Loadmaster and Kemp Flowmon. In December 2021, the product group in which these product lines are incorporated was renamed Enterprise Application Experience. Prior to joining our company, Mr. Ainsworth was Senior Vice President, Engineering Services at CA Technologies, Inc., a position he assumed in April 2016. Prior to that time, Mr. Ainsworth held various senior positions within CA Technologies, Inc., which he joined through acquisition in 1994.

Mr. Faberman became Chief Legal Officer in December 2015 and was elevated to Executive Vice President in November 2021. As Chief Legal Officer, Mr. Faberman is responsible for our legal and compliance, risk management, license compliance, and facilities functions. Prior to becoming Chief Legal Officer, Mr. Faberman was Senior Vice President, General Counsel. Mr. Faberman became General Counsel in December 2012 and a Senior Vice President in January 2014. Prior to that time, from October 2012 to December 2012, Mr. Faberman was Vice President, Acting General Counsel, and from January 2012 to October 2012, Mr. Faberman was Vice President, Deputy General Counsel. Prior roles included Senior Vice President, Corporate Counsel at Heritage Property Investment Trust, Inc. from October 2003 until October 2006, and Partner, Bingham McCutcheon LLP until October 2003.

Mr. Folger became Chief Financial Officer in January 2020 and was elevated to Executive Vice President in November 2021. As CFO, Mr. Folger is responsible for our finance and accounting, financial planning, treasury, tax and investor relations functions. Prior to joining our company, Mr. Folger was Chief Financial Officer and Treasurer of Carbonite, Inc., from January 2013 until Carbonite was acquired by OpenText Corporation in late December 2019. Prior to that time, from June 2006 to December 2012, Mr. Folger held senior leadership positions at Acronis AG, including Chief Financial Officer from October 2008 to December 2012.

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

Ms. Jarrett became Senior Vice President and General Manager, Developer Tools Business in June 2019 and was elevated to Executive Vice President in November 2021. As General Manager, Ms. Jarrett is responsible for the sales, product management, product marketing, field marketing, technical support and engineering functions for our Developer Tools product line. Prior to this role, Ms. Jarrett was our Chief Marketing Officer, a position she held from January 2017 to June 2019. Prior to that time, Ms. Jarrett was Chief Marketing Officer at Acquia, from 2015 until December 2016. Previously, Ms. Jarrett was Chief Marketing Officer at Kaseya, Inc. from 2013 until 2015, and Vice President, Corporate Charge Card and Loyalty Products at American Express, in 2013. Prior to that time, Ms. Jarrett was Vice President, Product Management and Strategy at Oracle Corporation from 2011 until 2012, and Senior Vice President of Marketing and Product Management at FatWire from 2007 until its acquisition by Oracle in 2011.

Ms. Kulikoski became Chief People Officer in November 2019 and was elevated to Executive Vice President in November 2021. As Chief People Officer, Ms. Kulikoski is responsible for all aspects of the company’s global human resources function, including culture development, talent acquisition, retention, change management and process effectiveness. Prior to joining our Company, from May 2014 to September 2019, Ms. Kulikoski held a variety of positions of increasing responsibility and scope at Brightcove, Inc. Her tenure at Brightcove included serving as Chief People Officer from November 2018 to September 2019. Prior to May 2014, Ms. Kulikoski held leadership positions at Optaros, CIDC and ConnectEdu.

Ms. Ortiz became Executive Vice President, Corporate Marketing in November 2021. Prior to that time, beginning in October 2019, she was Vice President of Corporate Marketing. In this role, Ms. Ortiz is responsible for the development and execution of our corporate marketing programs. Prior to becoming Vice President of Corporate Marketing, Ms. Ortiz held a variety of positions of increasing responsibility and scope at Progress during her more than fifteen-year tenure with the company.

Mr. Pitt became Chief Information Officer in August 2021 and was elevated to Executive Vice President in November 2021. As our Chief Information Officer, Mr. Pitt is responsible for driving the vision, strategy and operations of Progress’ global IT organization. Mr. Pitt is also responsible for the security of our internal networks, infrastructure, business applications and products. Prior to joining our company, Mr. Pitt was Chief Information Officer from July 2016 until May, 2021 at LogMeIn Inc. Prior roles included Chief Information Officer and senior technology and IT roles at Thunderbird/Smart Communications, IntraLinks Inc. Tata Consultancy Services and Chordiant Software Inc.

Mr. Quinn became Senior Vice President, Core Field Organization in August 2017 and was elevated to Executive Vice President in November 2021. Mr. Quinn is responsible for global field operations for OpenEdge, Corticon, DataDirect Connect, DataDirect Hybrid Data Pipeline, Sitefinity, MOVEit, WhatsUp Gold, Kemp Loadmaster and Kemp Flowmon. In December 2021, the product group in which these product lines are incorporated was renamed Enterprise Application Experience. Prior to joining our company, Mr. Quinn was President and Chief Executive Officer of FalconStor Software, Inc. Mr. Quinn joined FalconStor Software in April 2012 as vice president of sales and marketing for North America, and he was named executive vice president and chief operating officer (COO) in April 2013, interim CEO in June 2013 and CEO in July 2013. Prior roles included Executive Vice President of Global Partners and International Sales at CA Technologies until 2006 and Commissioner of Information Technology (CIO) at Suffolk County Department of Information Technology (DoIT) from 2008 until 2012.

Mr. Segal became Senior Vice President, Corporate Development in May 2020 and was elevated to Executive Vice President in November 2021. In this role, Mr. Segal is responsible for leading our inorganic growth strategy to deliver sustained stockholder value through accretive acquisitions. Prior to joining our company, Mr. Segal was Global Head of Corporate Development at LogMeIn, Inc., a position he assumed in September 2019. Prior to that time, Mr. Segal was Vice President, Corporate Development at LogMeIn beginning in March 2016. Prior to that time, Mr. Segal was Vice President, Corporate Development at Akamai Technologies, which he joined in April 2000.

Mr. Subramanian became Senior Vice President and General Manager, Chef in October 2020 upon completion of our acquisition of Chef and was elevated to Executive Vice President in November 2021. As General Manager, Mr. Subramanian is responsible for the sales, product management, product marketing, field marketing, technical support and engineering for the Chef product lines. Prior to that time, upon joining our company in August 2019, Mr. Subramanian was responsible for driving all facets of the company’s early stage products including the Kinvey, Kinvey Health Cloud, DataRPM, NativeChat and NativeScript product lines. Prior to joining Progress, Mr. Subramanian was an Executive Director at athenahealth, Inc., from August 2016 to July 2019, and Vice President, Products at Citrus Payment Solutions Pvt. Ltd., from September 2015 to August 2016. Previously, he served as Vice President, SaaS at Kaseya, Inc., from January 2014 to August 2015.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information related to securities authorized for issuance under equity compensation plans as of November 30, 2021 is as follows (in thousands, except per share data):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance
Equity compensation plans approved by stockholders(1)	2,193	(2)	$39.74	7,222	(3)
Equity compensation plans not approved by stockholders(4)	700		42.43	574
Total	2,893		$40.67	7,796

(1)Consists of the 1992 Incentive and Nonqualified Stock Option Plan, 1994 Stock Incentive Plan, 1997 Stock Incentive Plan, 2008 Stock Option and Incentive Plan and 1991 Employee Stock Purchase Plan ("ESPP").
(2)Includes 874,000 restricted stock units under our 2008 Plan. Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.
(3)Includes 687,000 shares available for future issuance under the ESPP.
(4)Consists of the 2002 Nonqualified Stock Plan and the 2004 Inducement Plan described below.

We have adopted two equity compensation plans, the 2002 Nonqualified Stock Plan (2002 Plan) and the 2004 Inducement Stock Plan (2004 Plan), for which the approval of stockholders was not required. We intend that the 2004 Plan be reserved for persons to whom we may issue securities as an inducement to become employed by us pursuant to the rules and regulations of NASDAQ. Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Plan. An executive officer would be eligible to receive an award under the 2004 Plan only as an inducement to join us. Awards under the 2002 Plan and the 2004 Plan may include nonqualified stock options, grants of conditioned stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. A total of 11,250,000 shares are issuable under the two plans, of which, 573,863 shares are available for future issuance.

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

1. Financial Statements (included in Part II, Item 8 of this Annual Report on Form 10-K):

•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of November 30, 2021 and 2020
•Consolidated Statements of Operations for the years ended November 30, 2021, 2020 and 2019
•Consolidated Statements of Comprehensive Income (Loss) for the years ended November 30, 2021, 2020 and 2019
•Consolidated Statements of Stockholders’ Equity for the years ended November 30, 2021, 2020 and 2019
•Consolidated Statements of Cash Flows for the years ended November 30, 2021, 2020 and 2019
•Notes to Consolidated Financial Statements

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

2.3	Stock Purchase Agreement, dated September 23, 2021, by and among Progress Software Corporation, MPC Kappa Holdings, Inc., the Sellers named therein and the Seller Representative (3)
2.4	Plan of Domestication (4)
3.1	Certificate of Conversion from Non-Delaware Corporation to Delaware Corporation (5)
3.2	Certificate of Incorporation (6)
3.2.1	Certificate of Correction to Certification of Incorporation (7)
3.3	Amended and Restated By-Laws, as amended March 19, 2019 (8)
4.1	Specimen certificate for the Common Stock (9)
4.2	Description of Registered Securities (10)
4.3	Indenture, dated as of April 13, 2021, between Progress Software Corporation and U.S. Bank, National Association, as trustee (11)
4.4	Form of 1.00% Convertible Senior Note due 2026 (included as Exhibit A in Exhibit 4.3) (11)
10.1**	1992 Incentive and Nonqualified Stock Option Plan (12)
10.2**	1994 Stock Incentive Plan (13)
10.3**	1997 Stock Incentive Plan, as amended and restated (14)
10.4**	Form of Employee Retention and Motivation Agreement (effective prior to September 2014) (15)
10.5**	2002 Nonqualified Stock Plan, as amended and restated (16)
10.6**	2004 Inducement Stock Plan, as amended and restated (17)
10.7**	Progress Software Corporation 1991 Employee Stock Purchase Plan, as amended and restated (18)
10.8**	Progress Software Corporation 2008 Stock Option and Incentive Plan, as amended and restated (19)
10.9**	Form of Notice of Grant of Stock Options and Grant Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan (20)
10.10**	Progress Software Corporation Corporate Executive Bonus Plan (21)

10.11**	Progress Software Corporation 2020 Fiscal Year Compensation Program for Non-Employee Directors (22)
10.12**	Form of Deferred Stock Unit Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan (23)
10.13**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 2008 Stock Option and Incentive Plan (Initial Grant) (24)
10.14**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 2008 Stock Option and Incentive Plan (Annual Grant) (25)
10.15**	Form of Restricted Stock Unit Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan (26)
10.16*
Third Amended and Restated Credit Agreement, dated as of January 25, 2022, by and among Progress Software Corporation, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, N.A. and Citizens Bank, N.A., as Syndication Agents, and Bank of America, N.A., Citibank, N.A., PNC Bank, National Association, Silicon Valley Bank and TD Bank, N.A., as Documentation Agents, and JPMorgan Chase Bank, N.A., as Sole Bookrunner and Sole Lead Arranger (27)

10.17**	Employment Agreement, dated October 10, 2016, by and between Progress Software Corporation and Yogesh Gupta (28)
10.18**	Employee Retention and Motivation Agreement, dated as of October 10, 2016, by and between Progress Software Corporation and Yogesh Gupta (29)
10.19**	Employment Agreement, dated January 16, 2020, by and between Progress Software Corporation and Anthony Folger (30)
10.20	Form of Employee Retention and Motivation Agreement (effective after September 2014) (31)
10.21	Form of Termination Letter (Executive Officers) (32)
10.22	Form of Separation Form of Separation Agreement and Release (Executive Officers) (33)
10.23	Form of Capped Call Confirmation (34)
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Yogesh Gupta
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Anthony Folger
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101***	The following materials from Progress Software Corporation’s Annual Report on Form 10-K for the year ended November 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2021 and 2020, (ii) Consolidated Statements of Income for the years ended November 30, 2021, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the years ended November 30, 2021, 2020 and 2019, (iv) Consolidated Statements of Stockholders’ Equity for the years ended November 30, 2021, 2020 and 2019, and (v) Consolidated Statements of Cash Flows for the years ended November 30, 2021, 2020 and 2019.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on April 1, 2019.
(2)Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on September 9, 2020.
(3)Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed of September 27, 2021.
(4)Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on May 14, 2015.
(5)Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 14, 2015.
(6)Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on May 14, 2015.
(7)Incorporated by reference to Exhibit 3.2.1 to our Annual Report on Form 10-K for the year ended November 30, 2015.
(8)Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2019.
(9)Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended November 30, 2011.
(10)Incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the year ended November 30, 2019.
(11)Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 13, 2021.
(12)Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended November 30, 2009.
(13)Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the year ended November 30, 2009.
(14)Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended November 30, 2012.
(15)Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended November 30, 2013.
(16)Incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the year ended November 30, 2015.
(17)Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended November 30, 2015.
(18)Incorporated by reference to Appendix A to our definitive Proxy Statement filed April 14, 2021.
(19)Incorporated by reference to Appendix B to our definitive Proxy Statement filed April 14, 2021.
(20)Incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the year ended November 30, 2013.
(21)Incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended November 30, 2012.
(22)Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2021 filed on April 7, 2021.
(23)Incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the year ended November 30, 2013.
(24)Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended November 30, 2013.
(25)Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the year ended November 30, 2013.

(26)Incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended November 30, 2014.
(27)Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 27, 2022.
(28)Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 14, 2016.
(29)Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 14, 2016.
(30)Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 17, 2020.
(31)Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended November 30, 2019.
(32)Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended November 30, 2019.
(33)Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended November 30, 2019.
(34)Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 13, 2021.

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of January 2022.

PROGRESS SOFTWARE CORPORATION

By:	/s/ YOGESH K. GUPTA
Yogesh K. Gupta
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ YOGESH K. GUPTA	President and Chief Executive Officer	January 27, 2022
Yogesh K. Gupta	(Principal Executive Officer)

/s/ ANTHONY FOLGER	Executive Vice President and Chief Financial Officer	January 27, 2022
Anthony Folger	(Principal Financial Officer)

/s/ DOMENIC LOCOCO	Chief Accounting Officer	January 27, 2022
Domenic LoCoco	(Principal Accounting Officer)

/s/ JOHN R. EGAN	Non-Executive Chairman	January 27, 2022
John R. Egan

/s/ PAUL T. DACIER	Director	January 27, 2022
Paul T. Dacier

/s/ RAINER GAWLICK	Director	January 27, 2022
Rainer Gawlick

/s/ CHARLES F. KANE	Director	January 27, 2022
Charles F. Kane

/s/ SAMSKRITI KING	Director	January 27, 2022
Samskriti King

/s/ DAVID A. KRALL	Director	January 27, 2022
David A. Krall

/s/ ANGELA TUCCI	Director	January 27, 2022
Angela Tucci

/s/ VIVIAN VITALE	Director	January 27, 2022
Vivian Vitale