Form 10-K/A
period 2021-11-30
PROGRESS SOFTWARE CORP /MA
filed 2022-03-30
CIK 876167

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
As of March 16, 2022, there were 43,766,260 common shares outstanding.
Documents Incorporated By Reference
None.

PROGRESS SOFTWARE CORPORATION
FORM 10-K/A
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2021
TABLE OF CONTENTS
Explanatory Note

EXPLANATORY NOTE
Progress Software Corporation (referred to as Progress, the company, we, us or our) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended November 30, 2021, originally filed on January 27, 2022 (the “Original Report”), for the sole purpose of including the information required by Part III of Form 10-K. Accordingly, Items 10, 11, 12, 13, and 14 of Part III of our Original Report are replaced in their entirety with the information provided herein.

This Amendment does not amend, update or change any other items or disclosure in the Original Report or reflect events that occurred after the date of the Original Report. Therefore, this Amendment should be read in conjunction with our Original Report and our other filings made with the United States Securities and Exchange Commission (“SEC”) after the filing of the Original Report.

This Amendment also includes as exhibits the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

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

Name	Age	Position
John R. Egan (2)	64	Non-Executive Chairman of the Board
Paul T. Dacier (2)	64	Director
Rainer Gawlick (1), (4)	54	Director
Yogesh Gupta	61	President and Chief Executive Officer and Director
Charles F. Kane (1), (4)	64	Director
Samskriti Y. King (1), (4)	48	Director
David A. Krall (3)	61	Director
Angela T. Tucci (3), (4)	55	Director
Vivian Vitale (2), (3)	68	Director
____________
(1)Member of Audit Committee
(2)Member of Nominating and Corporate Governance Committee
(3)Member of Compensation Committee
(4)Member of Mergers and Acquisitions/Strategy Committee

Mr. Egan became our Non-Executive Chairman of the Board in December 2012. Mr. Egan has been a director since September 2011. Mr. Egan is managing partner of Carruth Management, LLC, a Boston based venture capital fund he founded in October 1998 that specializes in technology and early stage investments. From October 1986 until September 1998, Mr. Egan served in several executive positions with EMC Corporation, a publicly-held global leader in information technology, including Executive Vice President, Products and Offerings, Executive Vice President, Sales and Marketing, Executive Vice President, Operations and Executive Vice President, International Sales.

Mr. Egan serves on the Board of Directors for other publicly traded and privately held companies. They include: Verint Systems, Inc. (NASDAQ: VRNT), a publicly-held provider of systems to the internet security market, NetScout Systems, Inc. (NASDAQ: NTCT), a publicly-held network performance management company, where he serves as Lead Director; and, Agile Growth Corp. (Nasdaq: AGGRU), a special purpose company for the purpose of effecting an acquisition with one or more technology businesses. Mr. Egan also served as a director of EMC Corporation and VMWare, Inc. prior to EMC’s acquisition by Dell Technologies.

Mr. Egan brings to our Board of Directors extensive understanding and expertise in the information technology industry because of his service on other boards of directors combined with his executive leadership roles at EMC Corp. His broad experience ranges from venture capital investments in early-stage technology companies to extensive sales and marketing experience, and includes executive leadership and management roles. Mr. Egan brings to the Board business acumen, substantial operational experience, and expertise in corporate strategy and development and mergers and acquisitions. Mr. Egan also has extensive experience serving as a director of publicly traded companies.

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

Dr. Gawlick has been a director since June 2017. Dr. Gawlick is a public and private company board member and formerly served as President of Perfecto Mobile, Ltd., a leader in mobile testing, from July 2015 until September 2016, and as Executive Vice President of Global Sales at IntraLinks, Inc., a computer software company providing virtual data rooms and other content management services, from April 2012 until July 2015. From August 2008 to April 2012, Dr. Gawlick served as Chief Marketing Officer of Sophos Ltd., a computer security company providing endpoint, network and data protection software. From April 2005 to August 2008, Dr. Gawlick served as Vice President of Worldwide Marketing and Strategy at SolidWorks Corp., a CAD software company. He has also held a variety of executive positions in other technology businesses and was a consultant with McKinsey & Company. Dr. Gawlick holds a Ph.D. in Computer Science from the Massachusetts Institute of Technology.

Dr. Gawlick currently serves on the Board of Directors of Proto Labs, Inc. (NYSE: PRLB), a leading online and technology-enabled quick-turn manufacturer of custom parts for prototyping and short-run production. Dr. Gawlick also serves on other private company boards in the technology industry.

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

Mr. Kane is currently a director of Alkami Technology, Inc. (NASDAQ: ALKT), a publicly traded digital banking platform. Mr. Kane was previously a director of Realpage, Inc., Demandware, Inc. and Carbonite, Inc.

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

Ms. King has been a director since February 2018. Ms. King is currently Chief Executive Officer of Veracode, Inc., a leading provider of application security testing, a role she assumed in January 2019 following Veracode's acquisition by Thoma Bravo. Previously, from July 2017 to January 2019, Ms. King served as Senior Vice President and General Manager of Veracode. From August 2015 until July 2017, Ms. King was the Chief Strategy Officer of Veracode. Prior to that time, from April 2012 until July 2015, Ms. King was Executive Vice President, Product Strategy and Corporate Development GM, Mobile at Veracode. Ms. King joined Veracode in November 2006 and served as Veracode's Senior Vice President, Product Marketing and Vice President, Service Delivery.

From a variety of key roles at Veracode, Ms. King has gained significant management and operating experience, extensive knowledge of the software industry and critical strategic expertise. Ms. King also brings to the Board extensive experience in the areas of product marketing and product management as well as expertise in corporate strategy and development and mergers and acquisitions.

Mr. Krall has been a director since February 2008. Mr. Krall has served as a strategic advisor to Roku, Inc. (NASDAQ:ROKU), a leading manufacturer of media players for streaming entertainment since January 2011. From February 2010 to December 2010, he served as President and Chief Operating Officer of Roku, where he was responsible for managing all functional areas of the company. Prior to that, Mr. Krall spent two years as President and Chief Executive Officer of QSecure, Inc., a privately held developer of secure credit cards based on micro-electro-mechanical-system technology. From 1995 to July 2007, he held a variety of positions of increasing responsibility and scope at Avid Technology, Inc. (NYSE: AVID), a publicly traded leading provider of digital media creation tools for the media and entertainment industry. His tenure at Avid included serving seven years as the company’s President and Chief Executive Officer.

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

Due to her integral role in multiple acquisitions and integrations, Ms. Vitale brings skillsets crucial to our M&A strategy, including expertise creating high-impact programs and systems aimed at scaling for growth, acquisition integration and talent management. Ms. Vitale also bring extensive experience as a human resource consultant and executive for technology companies.

Executive and Other Key Officers of the Registrant
The following table sets forth certain information regarding our executive and other key officers.

Name	Age	Position
John Ainsworth	57	Executive Vice President, Products - Enterprise Application Experience Business
Stephen Faberman	52	Executive Vice President, Chief Legal Officer
Anthony Folger	50	Executive Vice President, Chief Financial Officer
Yogesh Gupta	61	President and Chief Executive Officer
Loren Jarrett	47	Executive Vice President, General Manager - Developer Tools Business
Katie Kulikoski	45	Executive Vice President, Chief People Officer
Jennifer Ortiz	46	Executive Vice President, Corporate Marketing
Ian Pitt	55	Executive Vice President, Chief Information Officer
Gary Quinn	61	Executive Vice President, Field Organization - Enterprise Application Experience Business
Jeremy Segal	51	Executive Vice President, Corporate Development
Sundar Subramanian	43	Executive Vice President, General Manager - DevOps Business
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

Mr. Folger joined the Company and became Chief Financial Officer in January 2020 and was elevated to Executive Vice President in November 2021. As CFO, Mr. Folger is responsible for our finance and accounting, financial planning, treasury, tax and investor relations functions. Prior to joining our company, Mr. Folger was Chief Financial Officer and Treasurer of Carbonite, Inc., from January 2013 until Carbonite was acquired by OpenText Corporation in late December 2019. Prior to that time, from June 2006 to December 2012, Mr. Folger held senior leadership positions at Acronis AG, including Chief Financial Officer from October 2008 to December 2012.

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

Ms. Jarrett became Senior Vice President and General Manager, Developer Tools Business in June 2019 and was elevated to Executive Vice President in November 2021. As General Manager, Ms. Jarrett is responsible for the sales, product management, product marketing, field marketing, technical support and engineering for our DevTools business. Prior to this role, Ms. Jarrett was our Chief Marketing Officer, a position she held from January 2017 to June 2019. Prior to that time, Ms. Jarrett was Chief Marketing Officer at Acquia, from 2015 until December 2016. Previously, Ms. Jarrett was Chief Marketing Officer at Kaseya, Inc. from 2013 until 2015, and Vice President, Corporate Charge Card and Loyalty Products at American Express, in 2013. Prior to that time, Ms. Jarrett was Vice President, Product Management and Strategy at Oracle Corporation from 2011 until 2012, and Senior Vice President of Marketing and Product Management at FatWire from 2007 until its acquisition by Oracle in 2011.

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

Ms. Ortiz became Executive Vice President, Corporate Marketing in November 2021. Prior to that time, beginning in October 2019, she was Vice President of Corporate Marketing in October 2019. In her current role, Ms. Ortiz is responsible for the development and execution of our corporate marketing programs. Prior to becoming Vice President of Corporate Marketing, Ms. Ortiz held a variety of positions of increasing responsibility and scope at Progress during her fifteen-year tenure with the company.

Mr. Pitt became Chief Information Officer in August 2021 and was elevated to Executive Vice President in November 2021. As our Chief Information Officer, Mr. Pitt is responsible for driving the vision, strategy, and operations of Progress’ global IT organization. Mr. Pitt is also responsible for the security of our internal networks, infrastructure, business applications and products. Prior to joining our company, Mr. Pitt was Chief Information Officer from July 2016 until May 2021 at LogMeIn Inc. Prior roles included Chief Information Officer and senior technology and IT roles at Thunderbird/Smart Communications, IntraLinks Inc., Tata Consultancy Services and Chordiant Software Inc.

Mr. Quinn became Senior Vice President, Core Field Organization in August 2017, and was elevated to Executive Vice President in November 2021. Mr. Quinn is responsible for global field operations for OpenEdge, Corticon, DataDirect Connect, DataDirect Hybrid Data Pipeline, Sitefinity, MOVEit and WhatsUp Gold, Kemp Loadmaster and Kemp Flowmon. Prior to joining our company, Mr. Quinn was President and Chief Executive Officer of FalconStor Software, Inc. Mr. Quinn joined FalconStor Software in April 2012 as vice president of sales and marketing for North America, and he was named executive vice president and chief operating officer (COO) in April 2013, interim CEO in June 2013 and CEO in July 2013. Prior roles included Executive Vice President of Global Partners and International Sales at CA Technologies until 2006 and Commissioner of Information Technology (CIO) at Suffolk County Department of Information Technology (DoIT) from 2008 until 2012.

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

Audit Committee
The Audit Committee of our Board of Directors during fiscal 2021 consisted of Dr. Gawlick, Mr. Kane and Ms. King, with Mr. Kane serving as Chair. The Audit Committee met nine times during fiscal 2021.

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

For fiscal 2021, among other functions, the Audit Committee:
•Appointed, retained and oversaw the work performed by our independent registered public accounting firm.
•Reviewed the independent registered public accounting firm’s fees for services performed.
•Reviewed with the independent registered public accounting firm, the Company’s internal audit and financial management, and the integrity of the Company’s internal and external financial reporting processes and the adequacy and effectiveness of the Company’s internal controls over financial reporting.
•Reviewed with management various matters related to our internal controls and legal, compliance and regulatory matters, including with respect to cybersecurity matters and conflict of interest issues.
•Reviewed with management and the independent registered public accounting firm the annual audited financial statements and the quarterly financial statements, prior to the filing of reports containing those financial statements with the SEC.
•Reviewed with management policies with respect to our risk assessment and risk management, including appropriate guidelines and policies to govern the process, as well as the steps management has taken to monitor and control those risks.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers, and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. These reporting persons are required by regulations of the SEC to furnish us with copies of all such filings. Based solely on a review of the copies of such forms that we have received, and on written representations from certain reporting persons, we believe that, with respect to the fiscal year ended November 30, 2021, our directors, officers, and 10% stockholders complied with all applicable Section 16(a) filing requirements.

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

We describe below our compensation philosophy, policies, and practices relating to the fiscal year ended November 30, 2021 with respect to the following “named executive officers” (“NEOs”), whose compensation is set forth in the “Summary Compensation Table” and other compensation tables contained in this Amendment No. 1 to Annual Report on Form 10-K/A:

•Yogesh Gupta, our President and Chief Executive Officer;
•Anthony Folger, our Executive Vice President, Chief Financial Officer;
•Stephen Faberman, our Executive Vice President, Chief Legal Officer;
•Loren Jarrett, our Executive Vice President and General Manager, Developer Tools Business; and
•Gary Quinn, our Executive Vice President, Field Organization - Enterprise Application Experience Business.

On March 5, 2022, Mr. Quinn informed us that he is resigning effective April 8, 2022. Because Mr. Quinn was one of our named executive officers for the entire 2021 fiscal year, the terms of Mr. Quinn's compensation are discussed in this "Compensation Discussion and Analysis" section.
We present our Compensation Discussion and Analysis in the following sections:

1. Executive Summary. In this section, we discuss our strategy, our fiscal 2021 corporate performance and certain governance aspects of our executive compensation program.

2. Executive Compensation Program. In this section, we describe our executive compensation philosophy and process and the material elements of our executive compensation program.

3. 2021 Executive Compensation Decisions. In this section, we provide an overview of our Compensation Committee’s executive compensation decisions for fiscal 2021 and certain actions taken before or after fiscal 2021, when doing so enhances the understanding of our executive compensation program.

4. Other Executive Compensation Matters. In this section, we describe our other compensation policies and review the accounting and tax treatment of compensation.

Executive Summary
Business Overview

Dedicated to propelling business forward in a technology-driven world, Progress helps businesses drive faster cycles of innovation, fuel momentum and accelerate their path to success. As the trusted provider of the best products to develop, deploy and manage high-impact applications, we enable customers to develop the applications and experiences they need, deploy where and how they want and manage it all safely and securely. Hundreds of thousands of enterprises, including 1,700 software companies and 3.5 million developers, depend on us to achieve their goals—with confidence.

Our Strategy

Our strategy is centered around the following key tenets:

Trusted Provider of the Best Products to Develop, Deploy and Manage High-Impact Business Applications. A key element of our strategy is centered on providing the platform and tools enterprises need to build modern, strategic business applications. We offer these products and tools to both new customers and partners as well as our existing partner and customer ecosystems. This strategy builds on our vast experience in software development that we've gained over the past 40 years.

Focus on Customer and Partner Retention to Drive Recurring Revenue and Profitability. Our organizational philosophy and operating principles focus primarily on customer and partner retention and success, and a streamlined operating approach to more efficiently drive predictable and stable recurring revenue and high levels of profitability.

Total Growth Strategy Driven by Accretive M&A. We are pursuing a total growth strategy driven by accretive acquisitions of businesses within the software infrastructure space, with products that appeal to both IT organizations and individual developers. These acquisitions must meet strict financial and other criteria, with the goal of driving significant stockholder returns by providing scale and increased cash flows. In April 2019, we acquired Ipswitch, Inc., in October 2020, we acquired Chef, and in November 2021, we acquired Kemp Technologies Inc. (“Kemp Technologies”).

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
COVID-19 Impact
Our fiscal 2021, which began on December 1, 2020, and ended on November 30, 2021, was again influenced by the ongoing COVID-19 pandemic. As we approached our fiscal 2021 budget and strategic planning process, we anticipated that the global slowdown of economic and business activity caused by the pandemic would begin to slowly recede. We assessed our business and planned for how it could be impacted by the pandemic in fiscal 2021. We considered the following factors:

•Our financial and operating performance improved in the second half of fiscal 2020 as our customers and partners began to see increased demand for their products.
•Our continuing focus on customer and partner retention and our streamlined operating approach enabled us to achieve recurring revenue as a percentage of our total revenue of more than 80% while maintaining operating margins greater than 40%.
•In fiscal 2020, our employees successfully transitioned to working almost exclusively remotely, which gave us the confidence that our resilient employees could continue to work remotely, if necessary, while delivering the support our customers and partners require.
•Because our products power mission-critical applications across a variety of industries and the cost, effort and time required to replace our solutions would be prohibitive in most cases, we did not experience meaningful churn in our installed base of customers as we maintained our retention rates well over 90%.
•Economic conditions and uncertainty did not significantly impact the timing of our maintenance contract renewals and customer collections.

•To ensure the health and well-being of our employees, we planned to continue to allow employees to work remotely although we expected worldwide travel, events, and utilization of our offices to increase although not to pre-pandemic levels.
•The disruption caused by the COVID-19 variants and the inconsistent responses of countries in which we do business created uncertainty that the business recovery would occur globally, if at all.
•Our ability to acquire new customers and expand existing customer installations could still be disrupted by the pandemic and government responses to changing local conditions.

As a result of these considerations, we devised a highly disciplined fiscal 2021 budget and operating plan that balanced our expectations that we would see higher demand for our products and services, enabling us to modestly grow revenue and free cash flow, but still considered potential COVID-19 headwinds. We similarly managed our operating expenses to ensure that we maintained our profitability and operating margin despite the risk of reduced revenue and free cash flow. The resulting operating plan was reflected in our financial guidance to stockholders for fiscal 2021.

Fiscal 2021 Performance

As outlined below, our financial and operating performance in fiscal 2021 exceeded our expectations with respect to every financial metric. We benefited from exceptionally strong demand for our products and services throughout fiscal 2021, especially during the first half of fiscal 2021 as businesses emerged from the COVID-19 economic shutdown. This demand was across all our products and solutions and spanned all geographies. Our employees, most of whom continued to work remotely, worked tirelessly, enabling us to execute exceptionally well against our strategic plan.

Of note, in fiscal 2021, we completed another sizable acquisition that we expect will meet our disciplined acquisition criteria—our third in as many years. In November 2021, we acquired Kemp Technologies, an application experience company that helps enterprises deliver, optimize and secure applications and networks across any cloud or hybrid environment. This acquisition, together with our acquisitions of Ipswitch and Chef Software, advances our total growth strategy of doubling our size in five years.

Highlights of our fiscal 2021 operational and financial results include:

•exceeded revenue guidance on both a GAAP and non-GAAP basis for each fiscal quarter of, and full year, fiscal 2021;
•exceeded top end of earnings per share guidance on both a GAAP and non-GAAP basis for each fiscal quarter of, and full year, fiscal 2021;
•annualized recurring revenue (“ARR”) of $486 million as of the end of fiscal 2021, increased 12% year-over-year;
•net dollar retention rate (current period ARR divided by prior period ARR) above 100% as of the end of fiscal 2021, illustrating our predictable and durable revenue performance;
•successful integration of Chef, our late 2020 acquisition, with revenue and synergies at or above our financial expectations;
•100 bps operating margin expansion in fiscal 2021;
•key product releases, including DataDirect Sitefinity, MOVEit and WhatsUp Gold;;
•90%+ renewal rates in fiscal 2021 for OpenEdge, our flagship product, as well as for our business as a whole;
•achieved record cash flows of nearly $179 million in cash from operations generated in fiscal 2021;
•issued $360 million convertible secured notes, due 2026, in a private placement, the proceeds of which were utilized to fund the purchase price for the Kemp acquisition in November 2021; and
•over $65 million of capital returned to stockholders in fiscal 2021, including more than $30 million in dividends.

The table below summarizes our 2021 financial results as compared to fiscal 2020:

(In millions, except percentages and per share amounts)	Fiscal 2021 Actual	Fiscal 2020 Actual	Change
GAAP
Revenue	$531.3	$442.1	20%
Income from operations	$116.1	$107.7	8%
Operating Margin	22%	24%	(200)bps
Diluted earnings per share	$1.76	$1.76	—%
Cash from operations	$178.5	$144.8	23%
Non-GAAP
Revenue	$557.3	$456.2	22%
Income from operations	$229.2	$182.8	25%
Operating Margin	41%	40%	100bps
Diluted earnings per share	$3.87	$3.09	25%
Adjusted free cash flow	$179.4	$142.5	26%
A reconciliation between the GAAP results and non-GAAP measures is located in Appendix A at the end of this Amendment No. 1 to Annual Report on Form 10-K/A.

Despite the challenges posed by the COVID-19 pandemic, our fiscal 2021 results reflected pent-up customer demand, strong business performance, effective execution, and our relentless commitment to ensuring customer success by delivering high quality product offerings and support. Our fiscal 2021 financial and strategic highlights and their impact on executive compensation are summarized below.
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

This non-GAAP information is not in accordance with, or an alternative to, GAAP information and should be considered in conjunction with our GAAP results as the items excluded from the non-GAAP information often have a material impact on our financial results. We provide a reconciliation of non-GAAP adjustments to our GAAP financial results in our earnings releases, and we make this information available on our website at www.progress.com within the “Investor Relations” section.

Additional Performance Metrics

As disclosed in our press releases regarding annual and quarterly earnings and other communications, we provide other operating metrics that are not calculated in accordance with GAAP.

Annual Recurring Revenue (ARR)

We provide an ARR performance metric to help investors better understand and assess the performance of our business because our mix of revenue generated from recurring sources has increased in recent years. ARR represents the annualized contract value for all active and contractually binding term-based contracts at the end of a period. ARR includes maintenance, software upgrade rights, public cloud, and on-premises subscription-based transactions and managed services. ARR mitigates fluctuations due to seasonality, contract term and the sales mix of subscriptions for term-based licenses and SaaS.

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

We define ARR as the annual recurring revenue of term-based contracts from all customers at a point in time. We calculate ARR by taking monthly recurring revenue (“MRR”) and multiplying it by 12. MRR for each month is calculated by aggregating, for all customers during that month, monthly revenue from committed contractual amounts, additional usage, and monthly subscriptions. The calculation is done at constant currency using the current year budgeted exchange rates for all periods presented.

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

2021 Compensation Highlights

The Compensation Committee’s philosophy is to tie executive pay to company performance, thereby creating alignment with our stockholders and driving the creation of sustainable long-term stockholder value. Despite the challenges of the COVID-19 pandemic that persisted during fiscal year 2021, our compensation programs continued to reflect this philosophy, and compensation earned reflected our business achievements.

Our fiscal 2021 budget and operating plan prioritized enhancing customer retention and reflected our expectations for strong recurring revenue and high renewal rates but limited revenue growth beyond the inclusion of Chef for the entire fiscal year. Consistent with past years, we also prioritized operating our business as efficiently as possible to strengthen Progress for the benefit of stockholders. In addition, our fiscal 2021 plan reflected our focus on growing our business largely through accretive acquisitions.

As was the case in fiscal 2020, the Compensation Committee utilized a combination of short and long-term compensation programs to advance our strategy.

FISCAL 2021 COMPENSATION STRUCTURE
Our executives’ target compensation for fiscal 2021 consisted of the components described below:

Our fiscal 2021 compensation structure at the start of fiscal 2021 as shown in the table above was consistent with our fiscal 2020 compensation structure. As described below, the Compensation Committee adjusted the weightings of the performance measures utilized in the fiscal 2021 long-term performance-based restricted stock units (“PSUs”) applicable to the Named Executive Officers. The Compensation Committee reviewed our fiscal 2021 compensation structure in November 2020 and January 2021 in consultation with Pay Governance, our external compensation consultant. Consistent with prior years, our annual incentive bonus plan was designed to achieve financial goals related to our business plan for fiscal 2021 and in line with our financial guidance to stockholders.

For fiscal 2021, payouts under our Corporate Bonus Plan were made at maximum performance (150% of target), based on our very strong results against plan. The construct, underlying metrics and resulting performance and payout outcome under the Corporate Bonus Plan are described further in the section below entitled “Cash Incentive Compensation”.

The three-year performance period for PSUs awarded under our 2019 Long-Term Incentive Plan ("LTIP") ended on November 30, 2021. Based on our relative total shareholder return (“TSR”) during that period, we achieved a final payout of 77% of target for the TSR metric, and 200% of target, or maximum, level of performance for the cumulative total operating income metric. As a result, 139% of the awarded PSUs were earned, as described further in the section entitled "2021 Executive Compensation Decisions – Equity Compensation – LTIP PSUs" below.
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

When results do not meet our expectations, our named executive officers receive compensation that is below our target levels and may be below market in comparison to our peer group. The table below shows the target and realizable pay for our CEO, Mr. Gupta, for fiscal years 2019 through 2021. The realizable pay values shown below are as of our 2021 fiscal year-end, November 30, 2021. Realizable pay calculations show the potential value of pay as of a specific date; however, the actual pay realized will vary due to performance, vesting provisions and changes in stock price.

	Total Target Compensation ($)(1)	Total Realizable Compensation ($)(2)	Realizable Pay as a Percentage of Target Pay
2019	4,800,000	7,611,367	159%
2020	5,000,000	4,828,305	97%
2021	5,650,000	8,108,935	144%
Average 2019-2021	5,150,000	6,849,536	133%
_____________
(1)Total Target Compensation is defined as the sum of (a) annual base salary, (b) target bonus, (c) the value of stock options awarded, equal to the number of options granted multiplied by the Black-Scholes value of such options on the grant date, (d) the value of RSUs awarded, equal to the number of RSUs granted multiplied by the closing price of our stock on the grant date, and (e) the value of PSUs awarded under our LTIP, equal to the number of PSUs granted assuming 100% performance multiplied by the closing price of our stock on the grant date.
(2)Total Realizable Compensation is defined as the sum of (a) annual base salary, (b) actual corporate bonus plan award paid, (c) the “in-the-money” value of stock options as of November 30, 2021 (the last trading day of our fiscal year 2021), the value of RSUs awarded, equal to the number of RSUs granted multiplied by the closing price of our stock on November 30, 2021, which was $48.45 and (e) the value of PSUs awarded, determined by measuring the performance thus far in the performance period and determining the resulting level of assumed payout as of the most recent fiscal year end. With respect to the 2019 LTIP PSUs, the amounts in this column reflect that based on our relative TSR during the three-year performance period, we performed at a final payout of 77% performance for the TSR metric and 200%, or maximum, level of performance for the cumulative total operating income metric and, as a result, 139% of the awarded PSUs were earned. With respect to each of the 2020 and 2021 LTIP PSUs, we have assumed achievement of both the total shareholder return and the operating income metrics based on company performance thus far in the performance period and determined the resulting level of payout as of November 30, 2021. As a result of our financial performance in fiscal years 2019, 2020, and 2021, Mr. Gupta earned 105%, 94%, and 150% of his annual bonus, respectively.

In January 2021, the Committee evaluated Mr. Gupta's fiscal 2021 target annual equity compensation against our compensation peer group. Based on this review, the Committee recommended to the independent directors of the Board of Directors an increase of $650,000 to Mr. Gupta’s annual equity award for fiscal 2021. The independent directors of the Board approved this recommendation and, accordingly, for fiscal 2021, the value of Mr. Gupta’s annual equity award was increased by $650,000 to $4,500,000, with 50% of the award in the form of LTIP PSUs, 30% in the form of time-based RSUs and 20% in the form of stock options. For 2019, 2020, and 2021, the amount and mix of Mr. Gupta’s cash compensation remained unchanged as his cash compensation was in line with the compensation peer group.

Response to 2021 Say-on-Pay Vote and the Evolution of our Executive Compensation Programs

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

At our 2021 annual stockholders meeting, approximately 96% of the votes cast approved, on an advisory basis, our executive compensation for fiscal year 2020. As shown in the table below, for each of the past five years, we received at least 96% support with respect to the advisory vote on executive compensation.

The Compensation Committee will continue to consider the outcome of our say-on-pay votes and our stockholders' views when making future compensation decisions for our executives.

Compensation Governance

What We Do:	What We Don’t Do:
✓ 70% of annual equity award is performance-based	X No perquisites
✓ Grant performance-based equity awards with performance measures that span three years	X No guaranteed salary increases or non-performance-based bonuses
✓ Utilize different measures for performance equity awards and cash incentives	X No pledging or hedging of company stock by directors or executive officers
✓ Maintain stock ownership guidelines to ensure our directors’ and executives’ interests are aligned with those of our stockholders	X No excise tax gross-ups
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
Compensation Committee Calendar Summary

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

These initial CEO recommendations are presented at Compensation Committee meetings. The Total Rewards group within our People (Human Resources) Department and individuals within our Finance and Legal Departments support the Compensation Committee in the performance of its responsibilities. During fiscal 2021, our Chief Financial Officer, Chief Legal Officer and Chief People Officer attended the Compensation Committee meetings to provide perspectives on the competitive landscape, the needs of the business, information about our financial performance and relevant legal and regulatory developments.

The Compensation Committee meets in executive session (without management) with its independent compensation consultant to deliberate on executive compensation matters. None of our executive officers participate in the Compensation Committee’s deliberations or decisions regarding their own compensation.

Role of Compensation Consultant

Our Compensation Committee again retained Pay Governance to advise it on matters related to executive compensation for fiscal 2021.

Other than providing limited guidance regarding our broad-based equity plan design for all employees, which was approved by the Compensation Committee, Pay Governance did not provide any services for management in fiscal 2021. Pay Governance consulted with our management when requested by the Compensation Committee and only as necessary to obtain relevant compensation and performance data for the executives as well as essential business information so that it could effectively support the Compensation Committee with appropriate competitive market information and relevant analyses.

During fiscal 2021, Pay Governance provided a range of services to the Compensation Committee to support the Compensation Committee’s agenda and obligations under its charter, including providing advice relating to the impact of regulatory updates, industry trends and peer group compensation data, advice on the structure and competitiveness of our compensation programs, advice on the consistency of our programs with our executive compensation philosophy and advice on director compensation. Representatives of Pay Governance also attended Compensation Committee meetings.

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

For fiscal 2021, Pay Governance provided recommendations on the composition of our peer group. Based on the facts described in the table below and management’s input, for fiscal 2021, Pay Governance recommended, and the Compensation Committee approved, the following peer group:

General Description	Criteria Considered	Peer Group List

Software and high technology companies which operate in similar or related businesses and with which Progress competes for talent	Publicly traded and based in U.S. Revenues-0.5x to 2.5x of Progress Market Cap-0.2x to 3.0x of Progress Other (e.g., recent financial performance, business model, proxy advisor peers)
Aspen Technology, Inc.
Avid Technology, Inc.
Appian Corporation
Blackbaud, Inc.*
Bottomline Technologies (de), Inc.
CommVault Systems, Inc.
Cornerstone OnDemand, Inc.*
Everbridge, Inc.
HubSpot Inc.
Manhattan Associates, Inc.
MicroStrategy, Incorporated
MongoDB, Inc.
OneSpan Inc.
Pegasystems, Inc.
QAD Inc.*
Rapid7, Inc.
SailPoint Technologies Holdings, Inc.*
Synchronoss Technologies, Inc.
SPS Commerce, Inc.*
Talend S.A.*
*Added for 2021

For fiscal 2021, the Compensation Committee removed three peer companies utilized in 2020 and added three new peer companies as shown in the table above. The three companies removed (Carbonite, Inc., LogMeIn, Inc. and TiVo Corporation) were acquired during 2020.

Pay Governance then prepared a compensation analysis based on survey data and data gathered from publicly available information for our peer group companies. Pay Governance separately analyzed and advised the Compensation Committee regarding the pay practices of companies engaged in a total growth strategy like ours.

Survey Data

The executive compensation analysis prepared by Pay Governance included data from Radford’s 2020 Global Technology Survey for companies with revenues similar to us. The Compensation Committee used this data to compare the current compensation of our named and other executive officers to the peer group and to determine the relative market value for each position, based on direct, quantitative comparisons of pay levels. The survey data was used when there was a lack of public peer data for an executive’s position and to obtain a general market understanding of current compensation practices.

Competitive Positioning

Fiscal 2021 target total direct compensation for our named executive officers was set by the Compensation Committee based predominantly on competitive pay practices, as reflected in the peer group and survey data. The Compensation Committee reviews market data at the 25th, 50th, and 75th percentile and, for 2021, sought to target total direct compensation for the named executive officers as a group at the 50th percentile of our peer group in setting our executive compensation programs. Additional adjustments were considered based on individual importance to our company, anticipated future contributions, internal pay equity, and historical pay levels, as well as the level of an executive officer’s unvested equity awards and incentives.

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

Compensation Element	Objective	Key Features

Cash Compensation	To attract, motivate and reward executives whose knowledge, skills, and performance are critical to our success

Base Salary	To secure and retain services of key executive talent by providing a fixed level of cash compensation for performing essential elements of position	Adjustments may be made to reflect market conditions for a position, changes in the status or duties associated with a position, individual performance, or internal pay equity

Annual Cash Bonus	To encourage and reward annual corporate performance that enhances short and long-term stockholder value	Cash bonuses are based on percentage of base salary, with actual awards based exclusively on attainment of objective corporate financial goals

Equity Compensation	To align executives’ interests with those of stockholders

PSUs under the Long-Term Incentive Plan	To align interests of management with those of our stockholders with the goal of creating long-term growth and value
Three-year performance period
Performance metrics utilized are:
•75% operating income (subject to 35% annual operating margin threshold)
•25% relative TSR in comparison to the S&P Software and Services Select Industry Index

Restricted Stock Units	To retain executive talent	Service-based vesting over three-year period

Stock Options	To align interests of management with those of our stockholders with the goal of creating long-term growth and value	Service-based vesting over four-year period Exercise price equal to fair market value on date of grant

Other Compensation	To provide benefits that promote employee health and welfare, which assists in attracting and retaining our executive officers
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

2021 Executive Compensation Decisions
2021 Program Design

Consistent with its pay-for-performance philosophy, the Compensation Committee emphasized alignment with our long-term business goals in designing our executive compensation programs for fiscal 2021. Our executive compensation programs for fiscal 2021 were designed to reflect our continued commitment to the total growth strategy we launched in 2018. As noted above, our strategy consists of the following primary objectives—
•Be the trusted provider of the best products to develop, deploy and manage high-impact business applications;
•Focus on customer and partner retention to drive recurring revenue and profitability;
•Execute our total growth strategy driven by accretive M&A; and
•Execute our holistic capital allocation approach.

Our fiscal 2021 budget and operating plan prioritized enhancing customer retention and reflected our expectations for strong recurring revenue and high renewal rates but limited revenue growth from our core products beyond the inclusion of Chef for the entire fiscal year. Consistent with past years, we also prioritized operating our business as efficiently as possible to strengthen Progress for the benefit of stockholders. In addition, our fiscal 2021 plan reflected our focus on growing our business largely through accretive acquisitions.

The chart below summarizes the key attributes of each pay element for fiscal 2021.

Element	Key Attributes

Base salary
Aligns with scope and complexity of role and prevailing market conditions; salary levels are generally at market median
For fiscal 2021, the Compensation Committee increased the base salaries of each of Mr. Quinn and Ms. Jarrett to reflect market data and for internal pay equity

Annual Cash Bonus
100% financial/formulaic
Fiscal 2021 metrics
• Total non-GAAP revenue (40%)
• Total non-GAAP operating income (40%)
• Total adjusted free cash flow (20%)
Thresholds set at 98% of total revenue target, 92% of operating income target and 97% of adjusted free cash flow target under our annual budget
Payouts under the annual cash bonuses capped at 150% of target amounts
For fiscal 2021, the Compensation Committee did not make any changes to the annual cash bonus targets of any of the named executive officers.

RSUs	Vests over three years to support retention 30% of annual equity award

Stock options	Vests over four years to support retention and align with our stockholders’ interests 20% of annual equity award

LTIP PSUs
Three-year performance period
Performance metrics utilized are 75% operating income (subject to 35% annual operating margin threshold) and 25% relative TSR in comparison to the S&P Software and Services Select Industry Index
50% of annual equity award

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

As shown in the charts below, the total direct compensation mix for Mr. Gupta and our other named executive officers in fiscal 2021 was consistent with our peer group.

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

Individual Considerations

Below is a summary of the fiscal 2020 compensation decisions and, where applicable, changes for each named executive officer from fiscal 2019.

Yogesh Gupta, President and Chief Executive Officer (1)

	2020 Target Pay ($)		2021 Target Pay ($)
Target Annual Cash Compensation	1,150,000		1,150,000	(6)
Base Salary	575,000		575,000
Target Bonus	575,000	(2)	575,000	(7)
Target Annual Equity Compensation	3,850,000		4,500,000	(8)
Target Annual RSUs	1,155,000	(3)	1,350,000	(9)
Target Annual Stock Options	770,000	(4)	900,000	(10)
Target LTIP PSUs	1,925,000	(5)	2,250,000	(11)
Total Target Annual Compensation	5,000,000		5,650,000
_____________
(1)Mr. Gupta became our President Chief Executive Officer in October 2016. We entered into an employment agreement with Mr. Gupta setting forth his initial compensation terms.

(2)Represents cash payable upon achievement of target performance under our Corporate Bonus Plan. Based on company performance, Mr. Gupta earned 94% of his fiscal 2020 target bonus.
(3)RSUs vest in equal installments every six months over three years beginning on October 1, 2020.
(4)Stock options vest in equal installments every six months over four years beginning on October 1, 2020.
(5)PSUs issued to our executive officers under our Long-Term Incentive Plan are subject to three-year relative total shareholder return and operating income performance measures.
(6)We evaluated Mr. Gupta's fiscal 2020 target annual cash compensation against our compensation peer group to determine whether any changes should be made. We determined that Mr. Gupta's target annual cash compensation was in line with the market data positioning sought by the Compensation Committee and made no changes for fiscal 2021.
(7)Represents cash payable upon achievement of target performance under our Corporate Bonus Plan. Based on company performance, Mr. Gupta earned 150% of his fiscal 2021 target bonus. For a discussion of the company’s performance and the fiscal 2021 Corporate Bonus Plan, see “Cash Incentive Compensation”.
(8)We evaluated Mr. Gupta's fiscal 2020 target annual equity compensation against our compensation peer group to determine whether any changes should be made. Based on this evaluation, we determined that the value of Mr. Gupta’s target annual equity compensation should be increased by $650,000 for fiscal 2021 to better reflect the market data positioning sought by the Compensation Committee.
(9)RSUs vest in equal installments every six months over three years beginning October 1, 2021.
(10)Stock options vest in equal installments every six months over four years beginning on October 1, 2021.
(11)PSUs issued to our executive officers under our Long-Term Incentive Plan are subject to three-year relative total shareholder return and operating income performance measures.

Anthony Folger, Chief Financial Officer (1)

	2020 Target Pay ($)		2021 Target Pay ($)
Target Annual Cash Compensation	660,000		660,000	(6)
Base Salary	400,000		400,000
Target Bonus	260,000	(2)	260,000	(7)
Target Annual Equity Compensation	1,600,000		1,700,000	(8)
Target Annual RSUs	480,000	(3)	510,000	(9)
Target Annual Stock Options	320,000	(4)	340,000	(10)
Target LTIP PSUs	800,000	(5)	850,000	(11)
Total Target Annual Compensation	2,260,000		2,360,000
_____________
(1)Mr. Folger became our Chief Financial Officer in January 2020 and was elevated to Executive Vice President in November 2021. We entered into an employment agreement with Mr. Folger setting forth his initial compensation terms.
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
(5)PSUs issued to our executive officers under our Long-Term Incentive Plan are subject to three-year relative total shareholder return and operating income performance measures.
(6)We evaluated Mr. Folger’s fiscal 2020 target annual cash compensation against our compensation peer group to determine whether any changes should be made. We determined that Mr. Folger's target annual cash compensation was in line with the market data positioning sought by the Compensation Committee and made no changes for fiscal 2021.
(7)Represents cash payable upon achievement of target performance under our Corporate Bonus Plan. Based on company performance, Mr. Folger’s earned 150% of his fiscal 2021 target bonus. For a discussion of company’s performance and the fiscal 2021 Corporate Bonus Plan, see “Cash Incentive Compensation”.

(8)We evaluated Mr. Folger’s fiscal 2020 target annual equity compensation against our compensation peer group to determine whether any changes should be made. Based on this evaluation, we determined that the value of Mr. Folger’s target annual equity compensation should be increased by $100,000 for fiscal 2021 to better reflect the market data positioning sought by the Compensation Committee.
(9)RSUs vest in equal installments every six months over three years beginning October 1, 2021.
(10) Stock options vest in equal installments every six months over four years beginning on October 1, 2021.
(11) PSUs issued to our executive officers under our Long-Term Incentive Plan are subject to three-year relative total shareholder return and operating income performance measures.
Stephen Faberman, Chief Legal Officer (1)

	2020 Target Pay ($)		2021 Target Pay ($)
Target Annual Cash Compensation	562,500		562,500	(6)
Base Salary	375,000		375,000
Target Bonus	187,500	(2)	187,500	(7)
Target Annual Equity Compensation	700,000		800,000	(8)
Target Annual RSUs	210,000	(3)	240,000	(9)
Target Annual Stock Options	140,000	(4)	160,000	(10)
Target LTIP PSUs	350,000	(5)	400,000	(11)
Total Target Annual Compensation	1,262,500		1,362,500
Special RSU Award	--		2,500,000	(12)
_____________
(1)Mr. Faberman became our General Counsel in December 2012, our Chief Legal Officer in December 2015, and was elevated to Executive Vice President in November 2021. He served in various roles with us of increasing complexity, after joining us in May 2008.
(2)Represents cash payable upon achievement of target performance under our Corporate Bonus Plan. Based on company performance, Mr. Faberman earned 94% of his fiscal 2020 target bonus.
(3)RSUs vest in equal installments every six months over three years beginning on October 1, 2020.
(4)Stock options vest in equal installments every six months over four years beginning on October 1, 2020.
(5)PSUs issued to our executive officers under our Long-Term Incentive Plan are subject to three-year relative total shareholder return and operating income performance measures.
(6)We evaluated Mr. Faberman’s fiscal 2020 target annual cash compensation against our compensation peer group to determine whether any changes should be made. We determined that Mr. Faberman's target annual cash compensation was in line with the market data positioning sought by the Compensation Committee and made no changes for fiscal 2021.
(7)Represents cash payable upon achievement of target performance under our Corporate Bonus Plan. Based on company performance, Mr. Faberman earned 150% of his fiscal 2021 target bonus. For a discussion of the 2021 Corporate Bonus Plan, see “Cash Incentive Compensation”.
(8)We evaluated Mr. Faberman’s fiscal 2020 target annual equity compensation against our compensation peer group to determine whether any changes should be made. Based on this evaluation, we determined that the value of Mr. Faberman’s target annual equity compensation should be increased by $100,000 for fiscal 2021 to better reflect the market data positioning sought by the Compensation Committee.
(9)Annual RSUs vest in equal installments every six months over three years beginning on October 1, 2021.
(10)Stock options vest in equal installments every six months over four years beginning on October 1, 2021.
(11)PSUs issued to our executive officers under our Long-Term Incentive Plan are subject to three-year relative total shareholder return and operating income performance measures.
(12)Represents a special, one-time RSU grant in recognition of Mr. Faberman’s significant contributions to the Company and to provide continuity over the next several years. The RSUs vest in equal installments every six months over three years, with the first such vest of one-third of the RSUs occurring on April 1, 2022. See further description under the “Equity Compensation” section of this CD&A.
Loren Jarrett, Executive Vice President and General Manager – Developer Tools Business (1)

	2020 Target Pay ($)		2021 Target Pay ($)
Target Annual Cash Compensation	568,000		592,000	(6)
Base Salary	355,000		370,000
Target Bonus	213,000	(2)	222,000	(7)
Target Annual Equity Compensation	700,000		800,000	(8)
Target Annual RSUs	210,000	(3)	240,000	(9)
Target Annual Stock Options	140,000	(4)	160,000	(10)
Target LTIP PSUs	350,000	(5)	400,000	(11)
Total Target Annual Compensation	1,268,000		1,392,000
_____________
(1)Ms. Jarrett joined Progress as our Chief Marketing Officer in January 2017. She became SVP, General Manager of our Developer Tools business in June 2019 and was elevated to Executive Vice President in November 2021. Ms. Jarrett's compensation did not change in connection with her role change.
(2)Ms. Jarrett’s target bonus of $213,000 was composed of two parts. Five-sixth of this target, or $177,500, is tied to performance under our Corporate Bonus Plan and one-sixth of this target, or $35,500, is tied to financial objectives with respect to the products for which she is the General Manager. Based on company performance, in fiscal 2020, Ms. Jarrett earned 94% of the portion of her fiscal 2020 target bonus that was tied to the Corporate Bonus Plan, and 97% of the portion of her fiscal 2020 target bonus that was tied to the financial objectives of the products for which she is the General Manager.
(3)RSUs vest in equal installments every six months over three years beginning on October 1, 2020.
(4)Stock options vest in equal installments every six months over four years beginning on October 1, 2020.
(5)PSUs issued to our executive officers under our Long-Term Incentive Plan are subject to three-year relative TSR and operating income performance measures.
(6)We evaluated Ms. Jarrett’s fiscal 2020 target annual cash compensation against our compensation peer group to determine whether any changes should be made. Based on this evaluation, we determined that Ms. Jarrett's base salary should be increased from $355,000 to $370,000, to better reflect the market data positioning sought by the Compensation Committee. For fiscal 2021, Ms. Jarrett’s target bonus of $222,000 was composed of two parts. Five-sixth of this target, or $185,000 was tied to performance under our Corporate Bonus Plan and one-sixth of this target, or $37,000 was tied to financial objectives with respect to the products for which she is the General Manager.
(7)Represents cash payable upon achievement of target performance under our Corporate Bonus Plan. Based on company performance, in fiscal 2021, Ms. Jarrett earned 150% of the portion of her fiscal 2021 target bonus that was tied to the Corporate Bonus Plan, and 112% of the portion of her fiscal 2021 target bonus that was tied to the financial objectives of the products for which she is the General Manager. For a discussion of the fiscal 2021 Corporate Bonus Plan, see “Cash Incentive Compensation”.
(8)We evaluated Ms. Jarrett’s fiscal 2020 target annual equity compensation against our compensation peer group to determine whether any changes should be made. Based on this evaluation, we determined that the value of Ms. Jarrett’s target annual equity compensation should be increased by $100,000 for fiscal 2021 to better reflect the market data positioning sought by the Compensation Committee.
(9)RSUs vest in equal installments every six months over three years beginning on October 1, 2021.
(10)Stock options vest in equal installments every six months over four years beginning on October 1, 2021.
(11)PSUs issued to our executive officers under our Long-Term Incentive Plan are subject to three-year relative total shareholder return and operating income performance measures.

Gary Quinn, Senior Vice President, Core Field Organization (1)

	2020 Target Pay ($)		2021 Target Pay ($)
Target Annual Cash Compensation	665,000		703,000
Base Salary	350,000		370,000	(6)
Target Bonus	315,000	(2)	333,000	(7)
Target Annual Equity Compensation	800,000		900,000	(8)
Target Annual RSUs	240,000	(3)	270,000	(9)
Target Annual Stock Options	160,000	(4)	180,000	(10)
Target LTIP PSUs	400,000	(5)	450,000	(11)
Total Target Annual Compensation	1,465,000		1,603,000
_____________
(1)Mr. Quinn became our Senior Vice President, Core Field Organization in August 2017 and was elevated to Executive Vice President in November 2021. On March 5, 2022, Mr. Quinn informed us that he was resigning effective April 8, 2022.
(2)Mr. Quinn’s target bonus of $315,000 was composed of two parts. Five-ninths of this target, or $175,000, was tied to performance under our Corporate Bonus Plan and four-ninths of this target, or $140,000, was tied to financial objectives with respect to the products for which he is the sales leader. Based on company performance, in fiscal 2020, Mr. Quinn earned 94% of the portion of his fiscal 2020 target bonus that was tied to our Corporate Bonus Plan, and 98% of the portion of his fiscal 2020 target bonus that was tied to the financial objectives of the products for which he is the sales leader.
(3)RSUs vest in equal installments every six months over three years beginning on October 1, 2020.
(4)Stock options vest in equal installments every six months over four years beginning on October 1, 2020.
(5)PSUs issued to our executive officers under our Long-Term Incentive Plan are subject to three-year relative total shareholder return and operating income performance measures as further described in this Amendment No. 1 to Annual Report of Form 10-K/A.
(6)We evaluated Mr. Quinn’s fiscal 2020 base salary against our compensation peer group to determine whether any changes should be made. Based on this evaluation, we determined that Mr. Quinn's base salary should be increased from $350,000 to $370,000, to better reflect the market data positioning sought by the Compensation Committee.
(7)We evaluated Mr. Quinn’s fiscal 2019 target annual cash compensation against our compensation peer group to determine whether any changes should be made. Based on this evaluation, we determined that Mr. Quinn's target bonus should be increased from $315,000 to $333,0000 to better reflect the market data positioning sought by the Compensation Committee. Mr. Quinn’s target bonus of $333,000 is composed of two parts. Five-ninth of this target, or $185,000, is tied to performance under the Corporate Bonus Plan and four-ninth of this target, or $148,000, is tied to financial objectives with respect to the products for which he is the sales leader. Based on company performance, in fiscal 2021, Mr. Quinn earned 150% of the portion of his fiscal 2021 target bonus that was tied to the Corporate Bonus Plan, and 114% of the portion of his fiscal 2021 target bonus that was tied to the financial objectives of the products for which he is the sales leader. For a discussion of the fiscal 2021 Corporate Bonus Plan, see “Cash Incentive Compensation”.
(8)We evaluated Mr. Quinn’s fiscal 2021 target annual equity compensation against our compensation peer group to determine whether any changes should be made. Based on this evaluation, we increased the value of Mr. Quinn’s target annual equity compensation by $100,000 for fiscal 2021 to better reflect the market data positioning sought by the Compensation Committee.
(9)RSUs vest in equal installments every six months over three years beginning on October 1, 2021.
(10)Stock options vest in equal installments every six months over four years beginning on October 1, 2021.
(11)PSUs issued to our executive officers under our Long-Term Incentive Plan are subject to three-year relative total shareholder return and operating income performance measures.

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

The Compensation Committee set the target annual cash incentive opportunity for 2021 (expressed as a percentage of base salary earned during the year) for each named executive officer in January 2021. In setting the target levels, the Compensation Committee considered each named executive officer’s 2021 target total cash opportunity against the peer group data provided by our independent compensation consultant, internal pay equity and the roles and responsibilities of the named executive officers. The Compensation Committee believes that the target annual cash bonus opportunity should make up a larger portion of an executive officer’s total target cash compensation as the executive’s level of responsibility increases.

The Compensation Committee set each named executive officer’s cash bonus target at the same percentage as his or her respective target opportunity in 2020. In each of Mr. Quinn’s and Ms. Jarrett’s case, the same proportion of his/her respective target bonus was tied to performance under the fiscal 2021 Corporate Bonus Plan as in fiscal 2020, with the same remaining proportion being tied to the performance of the products for which he/she is responsible.

2021 Plan Design

In January 2021, the Compensation Committee approved the fiscal 2021 Corporate Bonus Plan. For fiscal 2021, the Compensation Committee adopted three plan metrics for the Corporate Bonus Plan applicable to our named executive officers, all of which would be utilized to determine funding and payout under the cash bonus plan. These three-plan metrics were non-GAAP corporate revenue, non-GAAP operating income, and adjusted free cash flow. These plan metrics were the same metrics utilized by the Compensation Committee in fiscal 2020.

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

For 2021, the Compensation Committee set the thresholds for purposes of earning any award under the Corporate Bonus Plan at approximately 97% of the total revenue target, approximately 92% of the operating income target and approximately 97% of the adjusted free cash flow target under our fiscal 2021 annual budget.

The targets established with respect to the total revenue goal reflect the priority of enhancing customer retention and reflected our expectations for strong recurring revenue and high net retention rates but limited revenue growth beyond the inclusion of Chef for the entire fiscal year. The targets established with respect to the non-GAAP operating income metric reflect our priority of operating our business as efficiently as possible. The targets established with respect to the adjusted free cash flow goal reflect the importance of maintaining strong cash flows to enable us to execute our total growth strategy in the best interests of stockholders.

Fiscal Year 2021 Performance

Our financial and operating performance in fiscal 2021 exceeded our expectations with respect to every financial metric. We benefited from exceptionally strong demand for our products and services throughout fiscal 2021, especially during the first half of fiscal 2021 as businesses emerged from the COVID-19 economic shutdown. This demand was across all our products and solutions and spanned all geographies. Due to our strong performance, the Compensation Committee did not consider, and management did not propose, any modification to the fiscal 2021 Corporate Bonus Plan to reflect any COVID-19 impact.

Kemp Technologies Acquisition

In November 2021, the Compensation Committee approved an adjustment to the fiscal 2021 Corporate Bonus Plan to reflect the acquisition of Kemp Technologies, which was completed on November 1, 2021. The Compensation Committee increased the targets for the revenue and operating income metric to reflect one-month of operations consistent with the internal acquisition model and publicly announced expectations. For further detail about our use of non-GAAP measures, refer to the paragraph entitled, “GAAP Results vs. non-GAAP Measures” above.

The table below summarizes the impact of the Kemp acquisition on our fiscal 2021 Corporate Bonus Plan:

Metric ($ in rounded millions) (1)	Non-GAAP Corp. Revenue (40% Weighting)			Non-GAAP Operating Income (40% Weighting)			Adjusted Free Cash Flow (20% Weighting)			Final Approved Payout
	Threshold (25%)	Target (100%)	Maximum (150%)	Threshold (25%)	Target (100%)	Maximum (150%)	Threshold (25%)	Target (100%)	Maximum (150%)
Initial Target	508	521	536	192	208	242	147	152	171
Kemp Acquisition	3	6	6	1	1	1	--	--	--
Final Target	511	527	542	193	209	244	147	152	171
Actual Result/ Funding % including Kemp Adjustment	558 (150%)			250 (150%)			179 (150%)			150%
Actual Result/ Funding % Not Including Kemp Adjustment	552 (150%)			249 (150%)			179 (150%)			150%
_____________
(1)Target and actual achievement figures shown in the table above are based on budgeted exchange rates. For purposes of computing non-GAAP Operating Income, bonus expense is added back to the Threshold, Target, Maximum, and Actual achievement amounts.

Amounts Earned under the 2021 Corporate Bonus Plan

As a result of our performance during fiscal 2021, we achieved an overall payout percentage of 150% under the fiscal 2021 Corporate Bonus Plan. For Mr. Gupta and the other executive officers, the actual bonuses earned were based 100% on the financial metrics described above and no portion of the annual bonuses were based on subjective measures.

The following table shows the bonuses earned by our named executive officers under the fiscal 2021 Corporate Bonus Plan.

NEO	Target Annual Bonus ($)	Amount Earned ($)
Yogesh Gupta	575,000	862,500
Anthony Folger	260,000	390,000
Stephen Faberman	187,500	281,250
Loren Jarrett (1)	213,000	277,500
Gary Quinn (2)	315,000	333,000

_____________
(1)Reflects the portion of Ms. Jarrett’s target bonus (two-thirds) that is tied to the Corporate Bonus Plan. The remaining portion (one-third) of Ms. Jarrett’s target bonus is tied to financial objectives within the products for which she is the General Manager. For fiscal 2021, Ms. Jarrett earned 150% of the portion of her fiscal 2021 target bonus that was tied to the Corporate Bonus Plan and 112% of the portion of her bonus that was tied to the financial objectives within the products for which she is the General Manager.
(2) Reflects the portion of Mr. Quinn’s target bonus (two-thirds) that is tied to the Corporate Bonus Plan. The remaining portion (one-third) of Mr. Quinn's target bonus is tied to financial objectives within the products for which he is the sales leader. For fiscal 2021, Mr. Quinn earned 150% of the portion of his fiscal 2021 target bonus that was tied to the Corporate Bonus Plan and 114% of the portion of his bonus that was tied to the financial objectives within the products for which he is the sales leader.

Equity Compensation

We use equity compensation to attract, retain, motivate, and reward our named executive officers and other employees. Equity-based incentive awards are intended to be the longer-term components of our overall executive compensation program and are designed to encourage performance by our executive officers over several years. The Compensation Committee’s decisions regarding the amount and type of equity incentive compensation, the allocation of equity and relative weighting of these awards within total executive compensation have been based on advice provided by our independent compensation consultant and the Compensation Committee’s understanding and individual experiences with market practices of similarly situated companies. We issue annual and new hire equity awards based on guidelines for awards commensurate with position levels and that reflect grant practices within our peer group and the broader software industry generally.

The following is a summary of our fiscal 2021 equity program.

Program	Fiscal 2021 Equity Program

Form of Equity	Time-Based Restricted Stock Units Stock Options Performance-Based Stock Units

Performance Periods	LTIP PSUs have three-year performance period

Metrics	LTIP PSUs tied 75% to cumulative operating income (subject to 35% annual operating margin threshold) and 25% to relative TSR

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

Target Value and Award Determination

The Compensation Committee reviews the mix of equity awards to our named executive officers on an annual basis. Consistent with the Compensation Committee’s philosophy that a significant portion of the equity mix to named executive officers should be tied to our long-term performance, the Compensation Committee determined that there should be no changes to the equity mix utilized for fiscal 2021. Accordingly, the equity mix for fiscal 2021 was 50% LTIP PSUs, 30% RSUs and 20% stock options.

The Compensation Committee first determined the total number of shares that would be allocated for the annual equity awards to all proposed recipients. The total number of shares was determined by consideration of the potential dilution to our stockholders, average burn rate of other companies in our industry and the number of shares available for issuance under our equity plans. For fiscal 2021, management proposed increasing the proposed equity budget and equity awards to employees at levels primarily below our executive officers to reflect more competitive market practices.

The Compensation Committee considered that the proposed equity budget for fiscal 2021, while higher than in prior years, would result in a burn rate significantly below other companies in our industry and peer group. The Compensation Committee utilized the grant data from the peer group and other information provided by Pay Governance to assist it in determining the size of the overall equity pool for our company as well as the individual grants to the named executive officers.

For the named and other executive officers, to determine the size of the individual annual equity awards, the Compensation Committee, utilizing data provided by Pay Governance, compared the long-term equity incentive compensation levels of our executives with similar positions within our peer group and survey data to determine the long-term equity incentive compensation amount for each executive. The Compensation Committee reviews market data at the 25th, 50th, and 75th percentile. In finalizing the amounts of the annual equity awards, the Compensation Committee considers this market data, the CEO’s recommendations, the burn rate of the executive grants, and the degree to which those amounts would be aligned with our goals of motivating and retaining key employees.

RSUs
RSUs typically vest in six equal installments over a three-year period. In a volatile stock market, RSUs continue to provide value when other forms of equity such as stock options may not, which the Compensation Committee believes is useful in retaining talented executives in unpredictable economic times.

The RSUs awarded as part of the fiscal 2021 equity program were issued in January 2021. The Compensation Committee awarded these RSUs as a dollar amount, which were then converted to RSUs based on our closing stock price on the date of grant.

In addition to the RSUs awarded as part of our annual program, the Compensation Committee also uses RSU grants on an exceptional basis to enhance our ability to retain key employees, particularly in connection with acquisitions. For example, in connection with the acquisitions of Ipswitch, Chef and Kemp, the Compensation Committee, upon the recommendation of management, granted certain employees who joined us as part of the acquisitions, RSUs with one-year cliff vesting, subject to the employee remaining with us for at least one year following the acquisition.

In addition, in May 2021, the Compensation Committee, in consultation with Pay Governance, Mr. Gupta and other members of the Board of Directors, granted Mr. Faberman a special RSU award with a value of $2.5 million. One third of the special RSU award will vest in April 2022, with the remaining RSUs vesting in equal installments every six months over two years, subject to Mr. Faberman’s remaining with us as of each vesting date. The vesting of the RSU award will accelerate in the event of Mr. Faberman’s death or disability.

The Compensation Committee granted this one-time award in recognition of Mr. Faberman’s significant contributions to our company during his lengthy tenure and to ensure continuity over at least the next three years. The Compensation Committee considered that this special RSU award was an exception to its standard practice of granting equity to our executive officers only as part of our annual equity program. The Compensation Committee committed to not granting Mr. Faberman any additional RSU awards for a period of three years (fiscal 2022 through fiscal 2024). Mr. Faberman will continue to be eligible for performance-based long-term equity awards during this period.

Stock Options

Stock option awards provide individuals with the right to purchase shares of our common stock at a fixed exercise price, typically for a period of seven years, subject to continued employment with our company. Stock option grants are intended to correlate executive compensation to our long-term success as measured by our stock price. Stock options are tied to our future success because options granted have an exercise price equal to the closing market value at the date of grant and will only provide value to the extent that the price of our stock increases above the exercise price. As a result, the Compensation Committee views stock options as a form of performance equity, but with a longer-term focus than PSUs, which are tied to three-year performance metrics.

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

The stock options awarded as part of the fiscal 2021 equity program were issued in January 2021. The Compensation Committee awarded these stock options as a dollar amount, which were then converted to stock options based on the Black-Scholes value of our stock options on the date of grant.

LTIP PSUs

We currently have in place a long-term equity incentive compensation plan consisting of PSUs that are earned based on company performance over a three-year measurement period. PSUs under our long-term equity incentive compensation plan are subject to three-year performance criteria aligned with our business plan and are earned only to the extent the performance criteria are achieved. These PSUs are awarded to the named executive officers and other executive officers and represent 50% of the total annual equity compensation granted to these individuals.

For fiscal 2021, the Compensation Committee, in consultation with Pay Governance and management, reviewed the terms of the fiscal 2020 LTIP to ensure that the plan was aligned with the objectives of the Compensation Committee and with market practices. The Compensation Committee concluded that the fiscal 2020 LTIP met the objectives of the Compensation Committee because the terms of the LTIP tied the vesting of the PSUs to the long-term objectives of achieving both profitable growth and enhanced stockholder value. Pay Governance advised the Compensation Committee that the terms of the fiscal 2020 LTIP were consistent with market practices. Based on this review, the Compensation Committee determined that the metrics and terms of the fiscal 2021 LTIP should remain identical to the fiscal 2020, except as noted below.

The fiscal 2021 LTIP retained the two-performance metrics utilized to determine the number of shares to be earned by participants. The two metrics were three-year cumulative operating income and three-year relative TSR. However, the Compensation Committee adjusted the weighting of the two metrics under the fiscal 2021 LTIP so that the number of shares eligible to be earned is dependent on the following: 25% on our relative TSR performance as compared to companies in the S&P Software and Services Select Industry Index, and 75% on our cumulative operating income (subject to meeting a 35% annual operating margin threshold). The Compensation Committee adjusted the weighting given the enhanced focus on the execution of our total growth strategy.

With respect to the relative TSR metric, the Compensation Committee left unchanged the payout scale utilized in fiscal 2020 to reflect current trends and stockholder-friendly practices (e.g., above-median performance required to achieve target payout). Participants can earn between 0% and 200% (the payout cap under the LTIP) of the target number of PSUs attributable to the relative TSR metric. The cumulative three-year TSR measure compares the TSR of our common stock against the TSR of companies included in the S&P Software and Services Select Industry Index during the three-year period. Our relative TSR performance must be at the 55th percentile of the index group for 100% of the target award to be earned. Additionally, regardless of our relative position with respect to the S&P Software and Services Select Industry Index, the award with respect to the TSR metric will be capped at 100% if our absolute TSR over the measurement period is negative.

With respect to the operating income metric, participants can earn between 0% and 200% of the target number of PSUs attributable to the operating income metric. In designing the operating income metric to include both operating margin dollar and percentage goals, the Compensation Committee sought to ensure discipline and reinforce, consistent with our stated strategy, that profitable growth and margin expansion/maintenance are key to long-term value creation. The cumulative three-year operating income measure is based on the sum of the operating income amounts for 2021, 2022, and 2023 contained in our 2021 strategic plan, which was modified in November 2021 to reflect the acquisition of Kemp. The corresponding adjustments to reflect the acquisition of Kemp were made to the fiscal 2021 LTIP.

We must achieve 100% of the operating income target for a given performance period for payout with respect to this metric to occur. Furthermore, with respect to the operating income metric, the 35% annual operating margin threshold “performance gatekeeper” applies at all levels of performance and requires that annual operating margin be at or above 35% for each of 2021, 2022, and 2023 or no payout can occur with respect to this metric, regardless of cumulative operating income performance.

The below table sets forth the payout criteria for the 2020 LTIP:

		% of Target Earned*
Performance Metric	Weight Factor	0%	50%	100%	150%	200%
Relative TSR Performance (% Rank)	25%	<35%	35%	55%	75%	90%
Operating Income (3-year Cumulative)**	75%	<$635	N/A	$635	$671	$706
* Award interpolated for performance within stated percentiles
** $ amounts in millions and using budgeted exchange rates. In addition, if operating margin in any of the three annual periods of the performance period is less than 35%, the operating income metric earned will be zero. As noted above, the operating income targets were modified in November 2021 to reflect the acquisition of Kemp. Approximately $59 million was added to the three-year operating income target.

The three-year performance period with respect to the LTIP awarded in 2019 (the “2019 LTIP PSUs”) expired on November 30, 2021. Based on the price of our common stock for the thirty-day trading period ending November 30, 2021, our TSR compared to the S&P Software & Services Index for the same period placed us in the 46th percentile, meaning that the payout percentage with respect to the TSR metric was 77%. Based on our actual total three-year operating income for fiscal 2019, 2020, and 2021, the payout percentage with respect to the operating income metric was 200%. Blending the two metrics together, each weighted at 50%, resulted in a blended 139% payout percentage.

The following table shows the portion of the 2019 LTIP PSUs earned by our named executive officers based on Company performance.

Named Executive Officer	Target LTIP Value ($)	Target PSUs (#)(1)	PSUs Earned
Yogesh Gupta	1,825,000	52,549	72,845
Anthony Folger (2)	--	--	--
Stephen Faberman	350,000	10,078	13,970
Loren Jarrett	350,000	10,078	13,970
Gary Quinn	350,000	10,078	13,970
_____________
(1)Target PSUs for the 2019 LTIP were determined by dividing the Target LTIP Value listed above by $34.73, which was the closing price of our stock on the date of grant, on January 22, 2019.
(2)Mr. Folger became our Chief Financial Officer in January 2020 and was not eligible for any 2019 LTIP PSUs.

For the fiscal 2021 award under the LTIP, the three-year comparison period commenced on December 1, 2020 and will end on November 30, 2023.

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

Equity awards may be made only by the Compensation Committee. The Compensation Committee makes awards only at Compensation Committee meetings and awards are not granted in trading blackout periods (the period encompassing ten days prior to the end of each fiscal quarter through 48 hours after the earnings for that quarter are announced).

Stock Ownership Guidelines

In January 2018, our Board of Directors adopted revised stock ownership guidelines for our senior executive officers, including our named executive officers. These guidelines provide for the Chief Executive Officer to hold an amount of our common stock, restricted shares, stock options and/or earned performance shares having a value equal to at least three times his or her base salary. For other senior executive officers, the stock ownership requirement is at least one times his or her base salary. Executive officers have five years to attain the applicable ownership threshold. As of the date of this Amendment No. 1 to Annual Report on Form 10-K/A, all of the named executive officers met the applicable ownership.

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

Tax and Accounting Considerations and Compensation Recovery Policies

Deductibility of Executive Compensation
.
Section 162(m) of the Internal Revenue Code places a limit of $1 million on the amount of compensation that public companies may deduct in any one year with respect to certain of their named executive officers. Through fiscal 2017, certain performance-based compensation approved by stockholders was not subject to this deduction limit. With the enactment of the 2017 Tax Cuts and Jobs Act, however, the performance-based compensation exemption was eliminated, except with respect to certain grandfathered arrangements. While the Compensation Committee considers the deductibility of compensation as one factor in determining executive compensation, the Compensation Committee believes that it is in our best interests and the best interests of our stockholders to maintain flexibility in our approach to executive compensation to structure a program that we consider to be the most effective in attracting, motivating and retaining key executives.

Section 409A of the Internal Revenue Code.

Section 409A of the Internal Revenue Code imposes additional significant taxes if an executive officer, director or service provider receives “deferred compensation” that does not satisfy the requirements of Section 409A. Our severance and change in control agreements described below, including the Employee Retention and Motivation Agreements we entered with our named executive officers, contain provisions that are intended to either avoid the application of Section 409A or, to the extent doing so is not possible, comply with the applicable Section 409A requirements. The Compensation Committee has the sole discretion to change the severance guidelines applicable to executive officers to the extent necessary to avoid the application of Section 409A or comply with applicable Section 409A requirements.

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

COMPENSATION COMMITTEE REPORT

This report is submitted by the Compensation Committee of our Board of Directors. The Compensation Committee has reviewed the “Compensation Discussion and Analysis” included in this Amendment No. 1 to Annual Report on Form 10-K/A and discussed it with management. Based on such review and discussions, the Compensation Committee has recommended to our Board of Directors that the “Compensation Discussion and Analysis” be included in this Amendment No. 1 to Annual Report on Form 10-K/A and in our proxy statement for the 2022 Annual Meeting of Stockholders.

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
Angela T. Tucci
Vivian Vitale

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee for fiscal 2021 were Mr. Krall and Mses. Tucci and Vitale, with Mr. Krall serving as Chair. Mr. Krall, Ms. Tucci and Ms. Vitale are not, nor have they ever been, an officer or employee of our company or of any of its subsidiaries or had any relationship with us requiring disclosure in this Amendment No. 1 to Annual Report on Form 10-K/A. There are no compensation committee interlocks amongst any of our directors.

Analysis of Risk Associated with Our Compensation Plans
In setting compensation, the Compensation Committee considers the risks to our stockholders and to the achievement of our goals that may be inherent in the compensation plans and programs for all employees, including our executives. When evaluating our overall executive compensation program, the Compensation Committee considers whether the program is based on the appropriate philosophy, benchmarked against the appropriate peer group, and balanced between long and short-term performance targets, company and individual performance. Although a significant portion of our executives’ compensation is performance-based and “at-risk,” we believe our compensation plans and programs are appropriately structured so as not to encourage our employees to take excessive or unreasonable risks.

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
•We set performance goals that we believe are strategically-focused and consistent with building long-term stockholder value.
•We use consistent corporate performance metrics from year-to-year rather than changing the metric to take advantage of changing market conditions.
•Our short-term incentive plans are capped as to the maximum potential payout, which we believe mitigates excessive risk taking by limiting bonus payments even if we dramatically exceed the performance targets.
•We modify the short-term and long-term incentive plans to reflect acquisitions consistent with our internal acquisition model, five-year strategic plan, and publicly announced expectations.
•The time-based vesting for RSUs and stock options ensures that our executives’ interests align with those of our stockholders for the long-term performance of our company.
•Assuming achievement of at least a minimum level of performance, payouts under our performance-based plans result in some compensation at levels below full target achievement, rather than an “all-or-nothing” approach.
•Our long-term performance-based equity awards are based on multi-year criteria that align with our stockholders’ interests that we grow our company in a highly profitable and disciplined manner.
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

SUMMARY OF EXECUTIVE COMPENSATION
The following table sets forth certain information with respect to compensation for the fiscal years ended November 30, 2021, 2020, and 2019 earned by:
(a)Mr. Gupta;
(b)Mr. Folger;
(c)Mr. Faberman, Ms. Jarrett and Mr. Quinn, our three other named executive officers.
SUMMARY COMPENSATION TABLE – FISCAL YEARS 2021, 2020 and 2019

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Yogesh Gupta, Chief Executive Officer	2021	575,000	3,657,400	900,007	862,500	24,122	6,019,029
	2020	575,000	3,305,184	770,010	540,500	15,183	5,205,877
	2019	575,000	2,996,755	730,203	603,750	9,120	4,914,828
Anthony Folger, Chief Financial Officer (5)	2021	400,000	1,381,718	340,002	390,000	18,149	2,529,869
	2020	316,923	1,314,556	320,002	203,667	9,722	2,164,870
	2019	—	—	—	—	—	—
Stephen Faberman, Chief Legal Officer (6)	2021	375,000	3,150,242	160,007	281,250	13,967	3,980,466
	2020	—	—	—	—	—	—
	2019	—	—	—	—	—	—
Loren Jarrett, EVP, General Manager, Developer Tools Business	2021	367,115	650,220	160,007	277,500	53,290	1,508,132
	2020	353,077	600,957	140,010	166,850	40,940	1,301,834
	2019	343,462	574,735	140,040	181,125	8,897	1,248,259
Gary Quinn, SVP, Core Field Organization(7)	2021	366,154	731,540	180,005	333,000	131,270	1,741,969
	2020	345,192	686,834	160,009	197,400	130,008	1,519,443
	2019	325,000	574,735	140,040	205,800	112,543	1,358,118

(1)These amounts do not reflect the actual economic value realized by the named executive officer. In accordance with FASB ASC Topic 718, we estimate the fair value of each stock-based award on the measurement date, using either the current market price of the stock or the Monte Carlo Simulation valuation model, assuming the probable outcome of related performance conditions at target levels. See the description of our 2021 Annual Equity Program described in “Compensation Discussion and Analysis” in this Amendment No. 1 to Annual Report on Form 10-K/A and Note 13 of the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2021. The value at grant date of the LTIP PSUs included in the amounts shown in this column, assuming the highest level of performance conditions achieved (payout at 200% of target) are $4,501,065, $4,300,282, and $3,879,176, for Mr. Gupta for fiscal 2021, 2020, and 2019 respectively; $1,700,480 and $2,676,417 for Mr. Folger for fiscal 2021 and 2020, respectively; $800,216 for Mr. Faberman for fiscal 2021, $900,264, $893,579, and $743,958 for Mr. Quinn for fiscal 2021, 2020 and 2019, respectively; and 800,216, $781,908, and $743,958, for Ms. Jarrett for fiscal 2021, 2020, and 2019, respectively.
(2)Represents the grant date fair value of options on the date of grant. The grant date fair value of our options is equal to the number of shares subject to the option multiplied by the fair value of our options on the date of grant determined using the Black-Scholes option valuation model. The methodology and assumptions used to calculate the Black-Scholes value of our options are described in Note 13 of the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2021.
(3)The amounts listed reflect the amounts earned under our Corporate Bonus Plan as described in “Compensation Discussion and Analysis” in this Amendment No. 1 to Annual Report on Form 10-K/A. For all individuals, bonus payments were accrued and earned in the year indicated and paid in the succeeding fiscal year.
(4)Amounts listed in this column for 2021 include:

Name	Company Contributions (401(k)) ($)	Insurance Premiums ($)	Sales Leader Plan ($)	Health Expenses ($)	Dividend Equivalents ($)
Mr. Gupta	12,161	720	—	142	11,100
Mr. Folger	12,182	576	—	—	5,391
Mr. Faberman	11,315	540	—	106	2,007
Ms. Jarrett	11,940	511	38,479	354	2,007
Mr. Quinn	11,707	504	116,296	—	2,764
(5)Mr. Folger became our Chief Financial Officer in January 2020.
(6)Mr. Faberman was not a named executive officer in fiscal 2020 or fiscal 2019.
(7)On March 5, 2022, Mr. Quinn informed us that he was resigning effective April 8, 2022.

Grants of Plan-Based Awards
GRANTS OF PLAN-BASED AWARDS TABLE - 2021

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(4)	All Other Stock Awards: Number of Securities Underlying Options (#)(5)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(6)
Name	Grant Date (1)	Threshold ($)(2)	Target ($)(2)	Maximum ($)(2)	Threshold (#)(3)	Target (#)(3)	Maximum (#)(3)
Yogesh Gupta	—	143,750	575,000	862,500	—	—	—	—	—	—	—
	1/19/2021	—	—	—	6,602	52,817	105,634	—	—	—	2,250,532
	1/19/2021	—	—	—	—	—	—	31,691	—	—	1,350,354
	1/19/2021	—	—	—	—	—	—	—	97,298	42.61	900,007
Anthony Folger	—	65,000	260,000	390,000	—	—	—	—	—	—	—
	1/19/2021	—	—	—	2,494	19,954	39,908	—	—	—	850,240
	1/19/2021	—	—	—	—	—	—	11,972	—	—	510,127
	1/19/2021	—	—	—	—	—	—	—	36,757	42.61	340,002
Stephen Faberman	—	46,875	187,500	281,250	—	—	—	—	—	—	—
	1/19/2021	—	—	—	1,174	9,390	18,780	—	—	—	400,108
	1/19/2021	—	—	—	—	—	—	5,634	—	—	240,065
	1/19/2021	—	—	—	—	—	—	—	17,298	42.61	160,007
	5/3/2021	—	—	—	—	—	—	56,536	—	—	2,500,022
Loren Jarrett	—	55,500	222,000	333,000	—	—	—	—	—	—	—
	1/19/2021	—	—	—	1,174	9,390	18,780	—	—	—	400,108
	1/19/2021	—	—	—	—	—	—	5,634	—	—	240,065
	1/19/2021	—	—	—	—	—	—	—	17,298	42.61	160,007
Gary Quinn	—	83,250	333,000	499,500	—	—	—	—	—	—	—
	1/19/2021	—	—	—	1,321	10,564	21,128	—	—	—	450,132
	1/19/2021	—	—	—	—	—	—	6,339	—	—	270,105
	1/19/2021	—	—	—	—	—	—	—	19,460	42.61	180,005
_____________
(1)Awards granted on January 19, 2021 were approved by the Compensation Committee on January 11, 2021, at which time the Company was in a trading blackout period.
(2)These columns indicate the range of payouts (25%, 100% and 150%) targeted for fiscal 2021 performance under our Corporate Bonus Plan as described in “Compensation Discussion and Analysis” in this Amendment No. 1 to Annual Report on Form 10-K/A. The actual payout with respect to fiscal 2021 for each named executive officer is shown in the Summary Compensation Table in the column titled “Non-Equity Incentive Plan Compensation.”
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
(4)Represents RSUs that vest, so long as the executive continues to be employed with us, in six equal installments over three years beginning approximately nine months after the date of issuance. In Mr. Faberman’s case, the RSU grant on May 3, 2021, was a special award that vests, so long as he continues to be employed with us, one-third on April 1, 2022, with the remaining RSUs vesting in four equal installments over two years. See “Compensation Discussion and Analysis” in this Amendment No. 1 to Annual Report on Form 10-K/A for a description of this RSU award.

(5)Represents stock options that vest, so long as the executive continues to be employed with us, in eight equal installments over four years beginning approximately nine months after date of issuance.
(6)In the case of RSUs and LTIP PSUs, represents the fair value of the awards, measured at the grant date. In the case of stock options, the grant date fair value is equal to the number of shares subject to the option multiplied by the fair value of our options on the date of grant determined using the Black-Scholes option valuation model. The methodology and assumptions used to calculate the Black-Scholes value of our options are described in Note 13 of the consolidated financial statements contained in our Annual Report. The closing price of our stock on January 19, 2021, was $42.61. The closing price of our stock on May 3, 2021, was $44.22.

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

As discussed in greater detail in “Compensation Discussion and Analysis” in this Amendment No. 1 to Annual Report on Form 10-K/A, the 2021 non-equity incentive awards were granted pursuant to the fiscal 2021 Corporate Bonus Plan, with amounts to be earned based on the achievement of certain financial targets. In fiscal 2021, we achieved maximum performance under our bonus plan with respect to the revenue, non-GAAP operating income, and the adjusted free cash flow metrics, which resulted in an overall payout percentage of 150% with respect to the annual cash bonus.

As discussed in greater detail in “Compensation Discussion and Analysis” in this Amendment No. 1 to Annual Report on Form 10-K/A, the PSUs awarded under the Long-Term Incentive Plan will be earned based on the results achieved during the three-year performance period as determined following our 2023 fiscal year, contingent upon each named executive officer’s continued service.

The RSUs granted to our named executive officers in 2021 vest in equal installments every six months over three years, subject to continued employment. There is no purchase price associated with PSU or RSU awards. The stock options granted to our named executive officers in 2020 vest in equal installments every six months over four years, subject to continued employment. The stock options have an exercise price equal to the closing price of our common stock on the date of grant.

Outstanding Equity Awards
The following table sets forth certain information with respect to the outstanding equity awards at November 30, 2021 for each of the named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2021

		Option Awards					Stock Awards
		Number of Securities Underlying Unexercised Options					Number of Shares or Units of Stock That Have Not Vested (#)(1)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)
Name	Grant Date	Exercisable (#)		Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Yogesh Gupta
	2/23/2017	149,573	(5)	—	28.98	2/22/2024	—		—	—		—
	1/12/2018	60,546	(6)	8,649	50.69	1/11/2025	—		—	—		—
	1/22/2019	62,673	(8)	37,602	34.73	1/21/2026	5,255	(9)	254,605	72,845	(10)	3,529,340
	1/21/2020	27,216	(11)	45,358	47.16	1/20/2027	12,246	(12)	593,319	40,819	(13)	1,977,681
	1/19/2021	12,163	(15)	85,135	42.61	1/18/2028	26,410	(16)	1,279,565	52,817	(18)	2,558,984
Anthony Folger
	3/31/2020	18,899	(11)	31,495	31.49	3/30/2027	7,623	(12)	369,334	25,405	(13)	1,230,872
	1/19/2021	4,595	(15)	32,162	42.61	1/18/2028	9,977	(16)	483,386	19,954	(18)	966,771
Stephen Faberman
	2/17/2017	23,490	(5)	—	29.25	2/16/2024	—		—	—		—
	1/12/2018	11,613	(6)	1,658	50.69	1/11/2025	—		—	—		—
	1/22/2019	12,020	(8)	7,211	34.73	1/21/2026	1,008	(9)	48,838	13,970	(10)	676,847
	1/21/2020	4,950	(11)	8,246	47.16	1/20/2027	2,227	(12)	107,898	7,422	(13)	359,596
	1/19/2021	2,163	(15)	15,135	42.61	1/18/2028	4,695	(16)	227,473	9,390	(18)	454,946
	5/3/2021	—		—	—	—	56,536	(17)	2,739,169	—		—
Loren Jarrett
	2/17/2017	23,490	(5)	—	29.25	2/16/2024	—		—	—		—
	1/12/2018	11,613	(6)	1,658	50.69	1/11/2025	—		—	—		—
	1/22/2019	12,020	(8)	7,211	34.73	1/21/2026	1,008	(9)	48,838	13,970	(10)	676,847
	1/21/2020	4,950	(11)	8,246	47.16	1/20/2027	2,227	(12)	107,898	7,422	(13)	359,596
	1/19/2021	2,163	(15)	15,135	42.61	1/18/2028	4,695	(16)	227,473	9,390	(18)	454,946
Gary Quinn
	1/12/2018	11,613	(6)	1,658	50.69	1/11/2025	—		—	—		—
	1/22/2019	—	(8)	7,211	34.73	1/21/2026	1,008	(9)	48,838	13,970	(10)	676,847
	1/21/2020	5,656	(11)	9,425	47.16	1/20/2027	2,546	(12)	123,354	8,482	(13)	410,953
	1/19/2021	2,433	(15)	17,027	42.61	1/18/2028	5,283	(16)	255,961	10,564	(18)	511,826
_____________

(1)The unvested awards shown in this column are RSUs subject to service-based vesting, unless otherwise noted.
(2)The market value of unvested RSUs was calculated as of November 30, 2021 (the last trading day of our fiscal 2021) based on the closing price of our common stock on Nasdaq of $48.45 on that date.
(3)The unvested awards shown in this column are PSUs subject to performance-based vesting. PSUs are reported assuming payout at target award levels, unless otherwise noted.
(4)The market value of unvested PSUs was calculated as of November 30, 2021, based on the closing price of our common stock on Nasdaq of $48.45 on that date.
(5)Vest in eight equal semi-annual installments beginning October 1, 2017.
(6)Vest in eight equal semi-annual installments beginning October 1, 2018.
(7)Vest in eight equal semi-annual installments beginning October 1, 2019.
(8)Vest in six equal semi-annual installments beginning October 1, 2019.
(9)Vest on February 1, 2022, subject to the Company meeting total shareholder return and operating income criteria over the three-year period ending November 30, 2021.
(10)Vest in eight equal semi-annual installments beginning October 1, 2020.
(11)Vest in six equal semi-annual installments beginning October 1, 2020.
(12)Vest on February 1, 2023, subject to the Company meeting total shareholder return and operating income criteria over the three-year period ending November 30, 2022.
(13)Vest 33% on October 1, 2019, and 16.67% semi-annually thereafter.
(14)Vest in eight equal semi-annual installments beginning October 1, 2021
(15)Vest in six equal semi-annual installments beginning October 1, 2021
(16)Vest one-third on April 1, 2022, and then vest in five equal semi-annual installments beginning October 1, 2022
(17)Vest on February 1, 2024, subject to the Company meeting total shareholder return and operating income criteria over the three-year period ending November 30, 2023.

Option Exercises and Stock Vested
The following table sets forth certain information regarding the number of stock options exercised and RSUs that vested in the fiscal year ended November 30, 2021, under our equity incentive plans and the corresponding amounts realized by the named executive officers. The value realized on exercise of stock option awards is calculated as the difference between the closing price of our common stock on the Nasdaq Global Select Market on the exercise date and the exercise price of the applicable stock option award. The value realized on vesting for RSUs is calculated as the product of the number of shares subject to the RSUs that vested and the closing price of our common stock on the Nasdaq Global Select Market on the vesting date.

Option Exercises and Stock Vested - Fiscal 2021

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Yogesh Gupta	—	—	54,739	2,397,001
Anthony Folger	—	—	7,075	337,902
Stephen Faberman	—	—	11,631	512,751
Loren Jarrett	—	—	12,402	548,999
Gary Quinn	40,150	600,710	12,731	564,777

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

a.the payment of cash severance equal to 18 months of total target cash compensation as of the date of termination, which will be paid over 18 months;
b.the payment of his annual target cash bonus on a pro-rata basis with respect to the elapsed part of the relevant fiscal year;
c.the continuation, for a period of 18 months of benefits that are substantially equivalent to the benefits (medical, dental, and vision) that were in effect immediately prior to termination; and
d.18 months of acceleration of unvested stock options and RSUs (but not unvested performance equity).

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

Change in Control Benefits. Under the Gupta ERMA, upon a change in control of our company, Mr. Gupta would be entitled to:

a.the payment of his annual target cash bonus on a pro-rata basis with respect to the elapsed part of the relevant fiscal year; and
b.18 months of acceleration of unvested stock options and RSUs (but not unvested performance equity, which will vest in accordance with its terms), unless the acquirer assumes all such options and restricted equity. If such outstanding stock options and shares of restricted equity held by Mr. Gupta are continued by us or assumed by our successor entity, then vesting will continue in its usual course.

Involuntary Termination Following Change in Control. In the event of an involuntary termination within twenty-four (24) months following a change in control, Mr. Gupta would be entitled to:

a.a lump-sum payment of cash severance equal to 24 months of total target cash compensation as of the date of termination;
b.the continuation, for a period of 24 months of benefits that are substantially equivalent to the benefits (medical, dental, and vision) that were in effect immediately prior to termination; and
c.accelerated vesting of all unvested stock options and RSUs (but not unvested performance equity, which will vest in accordance with its terms).

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

Mr. Folger’s Executive Employment Agreement

In connection with his appointment as Chief Financial Officer, we and Mr. Folger entered into an employment agreement, effective January 31, 2020, setting forth Mr. Folger’s compensation and certain other terms. Mr. Folger’s employment agreement provides that if his employment is terminated because of an “involuntary termination,” he will be entitled to:

•the payment of cash severance equal to 12 months of total target cash compensation as of the date of termination, which will be paid over 12 months;
•the continuation, for a period of 12 months of benefits that are substantially equivalent to the benefits (medical, dental, and vision) that were in effect immediately prior to termination; and

•12 months accelerated vesting of all unvested stock options and RSUs (but not unvested performance equity).

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
•the continuation, for a period of 12 months of benefits that are substantially equivalent to the benefits (medical, dental, and vision) that were in effect immediately prior to termination; and
•12 months of acceleration of unvested stock options and RSUs (but not unvested performance equity).

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

Other Employee Retention and Motivation Agreements

We have entered an ERMA with each of our other named executive officers. Each agreement is substantially identical to the Gupta ERMA except that (i) upon the involuntary termination of the executive officer within 12 months following a change of control, the executive officer will be entitled to receive a lump sum payment equal to 15 months of his or her total target compensation and his or her benefits will continue for 15 months, and (ii) except in the case of Mr. Faberman, for all named executive officers, accelerated vesting in connection with an involuntary termination following a change in control is limited to twelve months. In Mr. Faberman’s case, all unvested stock options and RSUs will vest in connection with an involuntary termination following a change in control. Under no circumstances would any of our executive officers be entitled to a gross-up payment under the ERMAs for any excise taxes to which he or she may be subject if any of the above payments and benefits are considered to be "parachute payments."
Estimate of Severance and Change in Control Benefits
The following table indicates the estimated payments and benefits that each of Messrs. Gupta, Folger, and Faberman, and Ms. Jarrett would have received under (a) their respective employment agreements, in the case of Messrs.

Gupta and Folger, (b) our severance guidelines applicable to executive officers, in the case of Mr. Faberman and Ms. Jarrett, and (c) their respective ERMAs, assuming in each case that the change of control of our company, termination of his or her employment and/or retirement occurred at November 30, 2021. We have omitted Mr. Quinn from the table below because his resignation is effective April 8, 2022, and Mr. Quinn will not be receiving any severance or other benefits in connection with his termination of employment.

These amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the named executive officer, which amounts would only be known at the time that he or she becomes entitled to such payment.

	Involuntary Termination (1)($)	Change in Control Only (2)($)	Involuntary Termination Within 12 Months Following Change of Control ($)
Yogesh Gupta
Cash Severance	862,500	—	1,150,000
Pro Rata Bonus	575,000	575,000	1,150,000
Stock Options	764,092	—	1,071,600
Restricted Stock Units	1,615,662	—	2,127,488
Benefits (3)	31,638	—	42,183
Total	3,848,892	575,000	5,541,271

Anthony Folger
Cash Severance	400,000	—	500,000
Pro Rata Bonus	260,000	260,000	325,000
Stock Options	267,332	—	267,232
Restricted Stock Units	439,538	—	439,538
Benefits (3)	36,027	—	45,034
Total	1,402,897	260,000	1,576,904

Stephen Faberman
Cash Severance	375,000	—	468,750
Pro Rata Bonus	187,500	187,500	234,375
Stock Options	95,479	—	197,961
Restricted Stock Units	1,581,263	—	3,123,378
Benefits (3)	750	—	937
Total	2,239,992	187,500	4,025,400

Loren Jarrett
Cash Severance	370,000	—	462,500
Pro Rata Bonus	222,000	222,000	277,500
Stock Options	95,479	—	95,479
Restricted Stock Units	211,727	—	211,727
Benefits (3)	35,731	—	44,664
Total	934,937	222,000	1,091,870

_____________
(1)The amounts shown in the first column, with respect to stock options and RSUs, represent the value of certain unvested options and RSUs becoming fully vested and are calculated using the exercise price for each unvested stock option and the closing price of our common stock on November 30, 2021 (the last trading day of our fiscal 2021), which was $48.45. In the event of an involuntary termination, all unvested PSUs awarded to an individual under our Long-Term Incentive Plans are cancelled.

(2)In the event of a change in control, there is no accelerated vesting of options or RSUs provided that the acquirer assumes all outstanding stock options and RSUs of the individual. These tables have been prepared under that assumption. However, if the acquirer does not assume all outstanding stock options and RSUs of the individual, (i) in the case of Mr. Gupta, there is limited (12 month) accelerated vesting of stock options and RSUs in the event of a change of control, which values, based on the closing price of our common stock on November 30, 2021, are $1,161,976 and $509,397, respectively, (ii) in the case of Messrs. Folger and Ms. Jarrett, there is limited (12 month) accelerated vesting of stock options and RSUs, and the values of stock options and RSUs indicated in the first column would apply upon a change of control, and (iii) in the case of Mr. Faberman, all of his unvested stock options and RSUs would vest upon a change of control, which values, based upon the closing price of our common stock on November 30, 2021 are $3,123,378 and $197,961, respectively. The amounts referenced in the foregoing sentence have been calculated using the exercise price for each unvested stock option and the closing price of our common stock on November 30, 2021, which was $48.45. Under the terms of the LTIP, in the event of a change in control, grantees are entitled to accelerated determination of PSUs earned under outstanding LTIP awards, unless the acquirer assumes such LTIP awards. Upon the change in control, our Compensation Committee will determine the number of PSUs that are eligible to be earned based on the actual attainment of the relevant metrics as of the change in control. Those PSUs determined to be earned will not become fully vested until the conclusion of the original three-year performance period, subject to the continued employment of the grantee through such date. Additionally, under the terms of the LTIP, in the event of an involuntary termination following a change in control, grantees are entitled to accelerated payout of PSUs determined to be earned under outstanding LTIP awards as of the change in control. For purposes of computing amounts attributable to accelerated vesting, the second and third columns exclude all unvested PSUs awarded under our LTIP as those amounts are undeterminable.

(3)Represents the estimated value of continuing benefits (medical, dental, and vision) for:
(a)18 months in the case of an involuntary termination of Mr. Gupta’s employment, 24 months in the case of an involuntary termination in connection with a change in control;
(b)12 months in the case of an involuntary termination of employment of Messrs. Folger, and Faberman and Ms. Jarrett, other than in connection with a change in control; and
(c)15 months, in the case of an involuntary termination in connection with a change in control with respect to Messrs. Folger, and Faberman and Ms. Jarrett.

CEO Pay Ratio
In accordance with SEC rules, we are providing the ratio of the annual total compensation of our CEO to the annual total compensation of our median employee. The 2021 annual total compensation of our CEO Mr. Gupta is $6,019,029, the 2021 annual total compensation of our median compensated employee is $81,284, and the ratio of these amounts is 74 to 1.

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

For purposes of identifying our median compensated employee, we used our global employee population as of November 1, 2021, identified based on our human resources system of record. We utilized total direct compensation as our consistently applied compensation measure. In this context, total direct compensation means the applicable annual fixed pay determined as of November 1, 2021, the annual incentive cash target amount or commission target amount payable for service in 2021, and the approved value of the annual equity awards granted during 2021. To identify our median compensated employee, we then calculated the total direct compensation for our global employee population, converted other currencies to US dollars and ordered the employees based on their total direct compensation.

To compute the pay ratio, we then calculated both the CEO and median employee’s annual total compensation pursuant to the proxy disclosure rules and compared the annual total compensation of the CEO to that of the median employee.

Director Compensation Plan—Fiscal 2021

We pay our non-employee directors a mix of cash and equity compensation. Employee directors receive no compensation for their service as directors.

In accordance with the 2021 Director Compensation Plan adopted by the Board, for 2021, our non-employee directors were paid an annual retainer of $275,000. This annual retainer under the 2021 Director Compensation Plan was $50,000 in cash and $225,000 in equity, in the form of deferred stock units (“DSUs”). The Independent Chairman of the Board was entitled to an additional cash retainer of $75,000.

Prior to adopting the 2021 Director Compensation Plan, the Compensation Committee received market data from Pay Governance, the Compensation Committee’s independent compensation consultant, and considered whether any changes in director compensation should be proposed. Based on the market data, the Compensation Committee recommended, and the Board approved, an increase in the non-employee director equity retainer to from $200,000 to $225,000 in the form of deferred stock units (“DSUs”), and the Independent Chairman of the Board, cash retainer was increased from $50,000 to $75,000. These changes to the director compensation program were determined to be appropriate considering the increasing complexity and additional oversight necessitated by significant growth through both M&A activity. The Board and Compensation Committee also considered that no changes to the retainers had occurred since 2016. The changes were approved in March 2021 and effective on a full-year basis.

The cash retainer was paid, and the equity retainer was issued, in June 2021.

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
•Nominating and Corporate Governance Committee - $12,500 for the Chair and $10,000 for the other members; and
•Mergers and Acquisitions/Strategy Committee - $25,000 for the Chair and $15,000 for the other members.

The fees paid for service on the committees were paid in cash in June 2021.

Prior to March 2019, newly elected directors were also entitled to receive an initial director appointment grant of $300,000 of DSUs in connection with his or her appointment to our Board of Directors. In March 2019, the Board of Directors eliminated this initial director appointment grant for future appointees to the Board to remain in line with market practice.

Director Compensation Table—Fiscal 2021

The following table sets forth a summary of the compensation paid or granted to our non-employee directors for service on our Board in 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1)(2) ($)	Total ($)
Paul T. Dacier	62,500	225,033	287,533
John R. Egan	135,000	225,033	360,033
Rainer Gawlick	85,000	225,033	310,033
Charles F. Kane	90,000	225,033	315,033
Samskriti Y. King	95,000	225,033	320,033
David A. Krall	75,000	225,033	300,033
Angela T. Tucci	80,000	225,033	305,033
Vivian Vitale	75,000	225,033	300,033
_____________
1.The number of outstanding unvested DSUs held by each director as of November 30, 2021 is shown in the table below. No director held stock options.

Name	Unvested DSUs Outstanding at November 30, 2021
Mr. Dacier	5,962
Mr. Egan	4,828
Dr. Gawlick	5,962
Mr. Kane	4,828
Ms. King	7,123
Mr. Krall	4,828
Ms. Tucci	7,123
Ms. Vitale	4,828
2.Represents the fair value of the awards measured at the grant date. The number of units granted to each Director was determined by dividing the grant date value of the award, $225,000, by $46.61, the closing price of our common stock on June 28, 2021.
Stock Ownership Guidelines
Non-employee members of our Board are required to own shares of Progress common stock. The Board of Directors sets and periodically reviews and makes changes to these ownership requirements. In March 2017, our Board of Directors adopted revised stock retention guidelines for non-employee directors. These guidelines provide for all non-employee directors to hold an amount of our common stock, restricted shares, stock options and/or DSUs having a value equal to at least five times the annual cash retainer. Directors have five years to attain this ownership threshold. As of the date of this Amendment No. 1 to Annual Report on Form 10-K/A, all non-employee directors are in compliance with the stock ownership guidelines.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership as of March 16, 2022:

•by each person who is known by us to beneficially own more than 5% of the outstanding shares of our common stock;
•by each of our directors;
•by each of our named executive officers; and
•by all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days of March 16, 2022, through the exercise of any stock option, warrants or other rights.

The percentage of shares beneficially owned is based on 43,766,260 shares of our common stock outstanding as of March 16, 2022. In computing the number of shares of stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of our common stock subject to options that are currently vested or exercisable or that will become vested or exercisable within 60 days of March 16, 2022, restricted stock units that vest within 60 days of March 16, 2022 and fully vested deferred stock units or deferred stock units that vest within 60 days of March 16, 2022. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Shares Beneficially Owned (1)	Percent of Common Stock Beneficially Owned

BlackRock, Inc. (2) 55 East 52nd Street New York, NY 10055	8,136,361	18.6%
The Vanguard Group, Inc. (3) 100 Vanguard Blvd. Malvern, PA 19355	4,861,203	11.1%
Paul T. Dacier (4)	35,446	*
John R. Egan (5)	53,024	*
Stephen Faberman (6)	185,662	*
Anthony Folger (7)	48,382	*
Rainer Gawlick (8)	36,446	*
Yogesh Gupta (9)	437,974	1.0%
Loren Jarrett (10)	90,490	*
Charles F. Kane (11)	88,208	*
Samskriti King (12)	26,548	*
David A. Krall (13)	97,739	*
Gary Quinn (14)	47,939	*
Angela Tucci (15)	26,548	*
Vivian Vitale (16)	13,141	*
All executive officers and directors as a group (20 persons) (17)	1,386,978	3.2%
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
(2)Derived from Schedule 13G filed on January 27, 2022. The Schedule 13G reported that BlackRock, Inc. (“BlackRock”), a parent holding company through certain of its subsidiaries, beneficially owned 8,136,361 shares of our common stock, with sole voting power over 7,863,874 shares, and sole dispositive power over 8,136,361 shares. The Schedule 13G indicates that more than 5% of our outstanding common stock is being held by the reporting person on behalf of Blackrock Fund Advisors. The address of BlackRock is 55 East 52nd Street, New York, NY 10055.
(3)Derived from Schedule 13G/A filed on February 10, 2022. The Schedule 13G/A reported that The Vanguard Group, Inc. (“Vanguard”), an investment adviser, beneficially owned 4,861,203 shares of our common stock, with shared voting power over 82,915 shares, sole dispositive power over 4,739,462 shares and shared dispositive power over 121,741 shares. The address of Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.
(4)Includes 30,294 fully vested deferred stock units and 5,152 deferred stock units that will vest within 60 days of March 16, 2022.
(5)Includes 48,196 fully vested deferred stock units and 4,828 deferred stock units that will vest within 60 days of March 16, 2022.
(6)Includes 54,236 shares issuable upon the exercise of outstanding options that are exercisable as of March 16, 2022; 7,875 shares issuable upon the exercise of outstanding options that will be exercisable within 60 days of March 16, 2022, and 21,534 restricted stock units that will vest within 60 days of March 16, 2022.

(7)Includes 23,494 shares issuable upon the exercise of outstanding options that will be exercisable within 60 days of March 16, 2022, 10,894 shares issuable upon the exercise of outstanding options that will be exercisable within 60 days of March 16, 2022, and 4,536 restricted stock units that will vest within 60 days of March 16, 2022.
(8)Includes 31,294 fully vested deferred stock units and 5,152 deferred stock units that will vest within 60 days of March 16, 2022.
(9)Includes 312,171 shares issuable upon the exercise of outstanding options that are exercisable as of March 16, 2022; 42,418 shares issuable upon the exercise of outstanding options that will be exercisable within 60 days of March 16, 2022, and 14,619 restricted stock units that will vest within 60 days of March 16, 2022.
(10)Includes 54,236 shares issuable upon the exercise of outstanding options that are exercisable as of March 16, 2022; 7,875 shares issuable upon the exercise of outstanding options that will be exercisable within 60 days of March 16, 2022, and 2,689 restricted stock units that will vest within 60 days of March 16, 2022.
(11)Includes 83,380 fully vested deferred stock units and 4,828 deferred stock units that will vest within 60 days of March 16, 2022.
(12)Includes 21,450 fully vested deferred stock units and 5,098 deferred stock units that will vest within 60 days of March 16, 2022.
(13)Includes 92,911 fully vested deferred stock units and 4,828 deferred stock units that will vest within 60 days of March 16, 2022.
(14)Includes 19,702 shares issuable upon the exercise of outstanding options that are exercisable as of March 16, 2022; 8,380 shares issuable upon the exercise of outstanding stock options that will be exercisable within 60 days of March 16, 2022; 2,912 restricted stock units that will vest within 60 days of March 16, 2022.
(15)Includes 21,450 fully vested deferred stock units and 5,098 deferred stock units that will vest within 60 days of March 16, 2022.
(16)Includes 8,313 fully vested deferred stock units and 4,828 deferred stock units that will vest within 60 days of March 16, 2022.
(17)Includes 568,810 shares issuable upon the exercise of outstanding options that are exercisable as of March 16, 2022; 106,041 shares issuable upon the exercise of outstanding stock options that will be exercisable within 60 days of March 16, 2022; 58,011 restricted stock units that will vest within 60 days of March 16, 2022; 210,149 fully vested deferred stock units and 39,812 deferred stock units that will vest within 60 days of March 16, 2022.

Information related to securities authorized for issuance under equity compensation plans as of November 30, 2021 is as follows (in thousands, except per-share data):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by stockholders (1)	2,193	(2)	$39.74	7,222	(3)
Equity compensation plans not approved by stockholders (4)	700		$42.43	574
Total	2,893		$40.67	7,796
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
(4)Consists of the 2002 Nonqualified Stock Plan and the 2004 Inducement Plan described below.

We have adopted two equity compensation plans, the 2002 Nonqualified Stock Plan and the 2004 Inducement Stock Plan, for which the approval of stockholders was not required. We intend that the issuance of awards under the 2004 Inducement Stock Plan be reserved for persons to whom we may issue securities as an inducement to become employed by us pursuant to the rules and regulations of Nasdaq. An executive officer would be eligible to receive an award under the 2004 Inducement Stock Plan only as an inducement to join us. Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Nonqualified Stock Plan. Awards under the 2002 Nonqualified Stock Plan and the 2004 Inducement Stock Plan may include nonqualified stock options, grants of conditioned stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. A total of 11,250,000 shares are issuable under the two plans, of which 573,863 shares are available for future issuance.

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

Transactions with Related Persons
During fiscal 2021, neither the Company nor its subsidiaries engaged in any transactions or series of similar transactions in which the amount involved exceeded $120,000 and in which any of our directors or executive officers, any holder of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had a direct or indirect material interest, nor are any such transactions currently proposed.

Independence of Members of our Board of Directors
We have determined that all current directors except Yogesh Gupta (our current President and Chief Executive Officer) are independent within the meaning of the director independence standards of NASDAQ and the applicable rules of the SEC. In making this determination, we solicited information from each of the directors regarding whether that director, or any member of his immediate family, had a direct or indirect material interest in any transactions involving our company, was involved in a debt relationship with our company or received personal benefits outside the scope of the director’s normal compensation. We considered the responses of the directors, and independently considered the commercial agreements, acquisitions and other material transactions entered by us during 2021, and determined that none of our non-employee directors had a material interest in those transactions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Selection of Independent Registered Public Accounting Firm
The Audit Committee has selected the firm of Deloitte & Touche LLP, independent registered public accounting firm, to serve as our independent registered public accounting firm for the fiscal year ending November 30, 2022.
Independent Registered Public Accounting Firm Fees

Aggregate fees billed to us for services performed for the fiscal years ended November 30, 2021 and November 30, 2020 by our independent registered public accounting firm, Deloitte & Touche LLP, were as follows:

	2021	2020
Audit Fees (1)	$2,384,021	$2,414,266
Audit-Related Fees (2)	225,000	270,000
Tax Fees (3)	5,932	2,615
All Other Fees	—	—
Total Fees	$2,614,953	$2,686,881
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
(2)Represents, for 2021, fees billed for audit services in connection with the acquisition of Kemp, and, for 2020, fees billed for audit services in connection with the acquisition of Chef Software, Inc. and fees billed for audit services in connection with the implementation of Accounting Standards Update No. 2016-02, Leases (Topic 842).
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

10.17**	Employment Agreement, dated October 10, 2016, by and between Progress Software Corporation and Yogesh Gupta (28)

10.18**	Employee Retention and Motivation Agreement, dated as of October 10, 2016, by and between Progress Software Corporation and Yogesh Gupta (29)
10.19**	Employment Agreement, dated January 16, 2020, by and between Progress Software Corporation and Anthony Folger (30)
10.20	Form of Employee Retention and Motivation Agreement (effective after September 2014) (31)
10.21	Form of Termination Letter (Executive Officers) (32)
10.22	Form of Separation Agreement and Release (Executive Officers) (33)
10.23	Form of Capped Call Confirmation (34)
21.1	List of Subsidiaries of the Registrant (35)
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm (36)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Yogesh Gupta (37)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Anthony Folger (38)
31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Yogesh Gupta
31.4	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Anthony Folger
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (39)
101***	The following materials from Progress Software Corporation’s Annual Report on Form 10-K for the year ended November 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2021 and 2020, (ii) Consolidated Statements of Income for the years ended November 30, 2021, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the years ended November 30, 2021, 2020 and 2019, (iv) Consolidated Statements of Stockholders’ Equity for the years ended November 30, 2021, 2020 and 2019, and (v) Consolidated Statements of Cash Flows for the years ended November 30, 2021, 2020 and 2019.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
(34)Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 13, 2021.
(35)Incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K for the year ended November 30, 2021.
(36)Incorporated by reference to Exhibit 23.1 to our Annual Report on Form 10-K for the year ended November 30, 2021.
(37)Incorporated by reference to Exhibit 31.1 to our Annual Report on Form 10-K for the year ended November 30, 2021.
(38)Incorporated by reference to Exhibit 31.2 to our Annual Report on Form 10-K for the year ended November 30, 2021.
(39)Incorporated by reference to Exhibit 32.1 to our Annual Report on Form 10-K for the year ended November 30, 2021.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2022.

PROGRESS SOFTWARE CORPORATION

By:	/s/ YOGESH K. GUPTA
Yogesh K. Gupta
President and Chief Executive Officer

Appendix A
RECONCILIATIONS OF GAAP TO NON-GAAP SELECTED FINANCIAL MEASURES
(Unaudited)

	Fiscal Year Ended				% Change
(In thousands, except per share data)	November 30, 2021		November 30, 2020		Non-GAAP
Adjusted revenue:
GAAP revenue	$531,313		$442,150
Acquisition-related revenue(1)	25,991		14,062
Non-GAAP revenue	$557,304	100%	$456,212	100%	22%

Adjusted income from operations:
GAAP income from operations	$116,102	22%	$107,728	24%
Amortization of acquired intangibles	46,932	8%	27,946	6%
Stock-based compensation	29,724	5%	23,482	5%
Restructuring expenses and other	6,308	1%	5,906	1%
Acquisition-related revenue(1) and expenses	30,093	5%	17,699	4%
Non-GAAP income from operations	$229,159	41%	$182,761	40%	25%

Adjusted net income:
GAAP net income	$78,420	15%	$79,722	18%
Amortization of acquired intangibles	46,932	8%	27,946	6%
Stock-based compensation	29,724	6%	23,482	5%
Restructuring expenses and other	6,308	1%	5,906	1%
Acquisition-related revenue(1) and expenses	30,093	5%	17,699	4%
Amortization of discount on Notes	7,209	1%	—	—%
Provision for income taxes	(25,800)	(5)%	(14,673)	(3)%
Non-GAAP net income	$172,886	31%	$140,082	31%	23%

Adjusted diluted earnings per share:
GAAP diluted earnings per share	$1.76		$1.76
Amortization of acquired intangibles	1.05		0.62
Stock-based compensation	0.67		0.51
Restructuring expenses and other	0.14		0.13
Acquisition-related revenue(1) and expenses	0.67		0.39
Amortization of discount on Notes	0.16		—
Provision for income taxes	(0.58)		(0.32)
Non-GAAP diluted earnings per share	$3.87		$3.09		25%

Non-GAAP weighted avg shares outstanding - diluted	44,620		45,321		(2)%

(1)Acquisition-related revenue constitutes revenue reflected as pre-acquisition deferred revenue that would otherwise have been recognized but for the purchase accounting treatment of acquisitions. Since GAAP accounting requires the elimination of this revenue, GAAP results alone do not fully capture all of our economic activities.

Adjusted Free Cash Flow

(In thousands)	FY 2021	FY 2020	% Change
Cash flows from operations	$178,530	$144,847	23%
Purchases of property and equipment	(4,654)	(6,517)	(29)%
Free cash flow	173,876	138,330	26%
Add back: restructuring payments	5,519	4,123	34%
Adjusted free cash flow	$179,395	$142,453	26%