Form 10-Q
period 2022-02-28
PROGRESS SOFTWARE CORP /MA
filed 2022-04-07
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of March 29, 2022, there were 43,766,260 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(In thousands, except share data)	February 28, 2022	November 30, 2021
Assets
Current assets:
Cash and cash equivalents	$171,666	$155,406
Short-term investments	1,656	1,967
Total cash, cash equivalents and short-term investments	173,322	157,373
Accounts receivable (less allowances of $748 and $634, respectively)	86,601	99,815
Unbilled receivables and contract assets	27,043	25,816
Other current assets	40,401	39,549
Assets held for sale	15,255	15,255
Total current assets	342,622	337,808
Long-term unbilled receivables and contract assets	16,233	17,464
Property and equipment, net	13,933	14,345
Intangible assets, net	271,290	287,185
Goodwill	673,036	671,152
Right-of-use lease assets	23,604	25,253
Deferred tax assets	3,795	1,415
Other assets	8,603	8,915
Total assets	$1,353,116	$1,363,537
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt, net	$6,234	$25,767
Accounts payable	8,041	9,683
Accrued compensation and related taxes	24,889	47,116
Dividends payable to stockholders	8,062	7,925
Short-term operating lease liabilities	8,075	7,926
Other accrued liabilities	18,658	19,491
Short-term deferred revenue	209,771	205,021
Total current liabilities	283,730	322,929
Long-term debt, net	263,896	239,992
Convertible senior notes, net	351,038	294,535
Long-term operating lease liabilities	21,230	23,130
Long-term deferred revenue	51,771	47,359
Deferred tax liabilities	5,931	14,163
Other noncurrent liabilities	7,197	8,940
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized, 10,000,000 shares; issued, none	—	—
Common stock, $0.01 par value, and additional paid-in capital; authorized, 200,000,000 shares; issued and outstanding, 43,766,260 shares in 2022 and 44,146,193 shares in 2021	438	441
Additional paid-in capital	303,240	354,235
Retained earnings	93,661	90,256
Accumulated other comprehensive loss	(29,016)	(32,443)
Total stockholders’ equity	368,323	412,489
Total liabilities and stockholders’ equity	$1,353,116	$1,363,537
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

	Three Months Ended
(In thousands, except per share data)	February 28, 2022	February 28, 2021
Revenue:
Software licenses	$42,750	$33,317
Maintenance and services	102,172	87,963
Total revenue	144,922	121,280
Costs of revenue:
Cost of software licenses	2,609	1,151
Cost of maintenance and services	15,145	13,319
Amortization of acquired intangibles	5,458	3,521
Total costs of revenue	23,212	17,991
Gross profit	121,710	103,289
Operating expenses:
Sales and marketing	33,469	29,469
Product development	28,673	24,548
General and administrative	16,991	13,424
Amortization of acquired intangibles	11,722	6,879
Restructuring expenses	511	1,157
Acquisition-related expenses	912	396
Total operating expenses	92,278	75,873
Income from operations	29,432	27,416
Other (expense) income:
Interest expense	(3,703)	(2,514)
Interest income and other, net	589	119
Foreign currency loss, net	(366)	(257)
Total other expense, net	(3,480)	(2,652)
Income before income taxes	25,952	24,764
Provision for income taxes	5,498	5,803
Net income	$20,454	$18,961
Earnings per share:
Basic	$0.47	$0.43
Diluted	$0.46	$0.42
Weighted average shares outstanding:
Basic	43,981	44,108
Diluted	44,708	44,652

Cash dividends declared per common share	$0.175	$0.175
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
(In thousands)	February 28, 2022	February 28, 2021
Net income	$20,454	$18,961
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,781	1,225
Unrealized gain on hedging activity, net of tax provision of $522 and $271 for the first quarter of 2022 and 2021, respectively	1,653	837
Unrealized (loss) gain on investments, net of tax benefit of $3 and $42 for the first quarter of 2022 and 2021, respectively	(7)	14
Total other comprehensive income, net of tax	3,427	2,076
Comprehensive income	$23,881	$21,037

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders’ Equity

	Three Months Ended February 28, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2021	44,146	$441	$354,235	$90,256	$(32,443)	$412,489
Cumulative effect of adoption of ASU 2020-06	—	—	(47,456)	4,893	—	(42,563)
Issuance of stock under employee stock purchase plan	63	1	1,826	—	—	1,827
Exercise of stock options	19	—	635	—	—	635
Vesting of restricted stock units and release of deferred stock units	90	1	(1)	—	—	—
Withholding tax payments related to net issuance of RSUs	—	—	(3,139)	—	—	(3,139)
Stock-based compensation	—	—	8,114	—	—	8,114
Dividends declared	—	—	—	(7,921)	—	(7,921)
Treasury stock repurchases and retirements	(552)	(5)	(10,974)	(14,021)	—	(25,000)
Net income	—	—	—	20,454	—	20,454
Other comprehensive income	—	—	—	—	3,427	3,427
Balance, February 28, 2022	43,766	$438	$303,240	$93,661	$(29,016)	$368,323

	Three Months Ended February 28, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2020	44,241	$442	$305,802	$72,547	$(32,778)	$346,013
Issuance of stock under employee stock purchase plan	56	1	1,544	—	—	1,545
Exercise of stock options	28	—	917	—	—	917
Vesting of restricted stock units and release of deferred stock units	28	—	—	—	—	—
Withholding tax payments related to net issuance of RSUs	—	—	(892)	—	—	(892)
Stock-based compensation	—	—	6,784	—	—	6,784
Dividends declared	—	—	—	(7,851)	—	(7,851)
Treasury stock repurchases and retirements	(353)	(3)	(2,458)	(12,539)	—	(15,000)
Net income	—	—	—	18,961	—	18,961
Other comprehensive income	—	—	—	—	2,076	2,076
Balance, February 28, 2021	44,000	$440	$311,697	$71,118	$(30,702)	$352,553

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(In thousands)	February 28, 2022	February 28, 2021
Cash flows from operating activities:
Net income	$20,454	$18,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,207	1,315
Amortization of acquired intangibles and other	17,486	10,547
Amortization of debt discount and issuance costs on Notes	525	—
Stock-based compensation	8,114	6,784
Non-cash lease expense	2,075	2,138
Loss on disposal of property and equipment	4	3
Deferred income taxes	2,218	656
Allowances for bad debt and sales credits	145	(382)
Changes in operating assets and liabilities:
Accounts receivable	13,192	10,841
Other assets	(1,081)	215
Inventories	418	—
Accounts payable and accrued liabilities	(27,448)	(17,762)
Lease liabilities	(2,146)	(2,258)
Income taxes payable	3	(1,469)
Deferred revenue	8,927	15,099
Net cash flows from operating activities	44,093	44,688
Cash flows from (used in) investing activities:
Sales and maturities of investments	300	1,300
Purchases of property and equipment	(831)	(1,166)
Decrease in escrow receivable and other	—	2,130
Net cash flows (used in) from investing activities	(531)	2,264
Cash flows from (used in) financing activities:
Proceeds from stock-based compensation plans	4,094	3,485
Payments for taxes related to net share settlements of equity awards	(3,139)	(892)
Repurchases of common stock	(25,000)	(15,000)
Dividend payments to stockholders	(7,784)	(7,854)
Proceeds from the issuance of debt	7,474	—
Payment of principal on long-term debt	(1,719)	(18,763)
Payment of debt issuance costs	(1,957)	—
Net cash flows used in financing activities	(28,031)	(39,024)
Effect of exchange rate changes on cash	729	1,780
Net increase in cash and cash equivalents	16,260	9,708
Cash and cash equivalents, beginning of period	155,406	97,990
Cash and cash equivalents, end of period	$171,666	$107,698

Condensed Consolidated Statements of Cash Flows, continued

	Three Months Ended
	February 28, 2022	February 28, 2021
Supplemental disclosure:
Cash paid for income taxes, net of refunds of $307 in 2022 and $434 in 2021	$2,389	$3,703
Cash paid for interest	$1,432	$2,283
Non-cash investing and financing activities:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$7,346	$2,088
Dividends declared	$8,062	$7,901
See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1: Basis of Presentation

Company Overview - Progress Software Corporation ("Progress," the "Company," "we," "us," or "our") is dedicated to propelling business forward in a technology-driven world. Progress helps businesses drive faster cycles of innovation, fuel momentum and accelerate their path to success. As the trusted provider of the leading products to develop, deploy and manage high-impact applications, Progress enables customers to develop the applications and experiences the need, deploy where and how they want and manage it all safely and securely. Hundreds of thousands of enterprises, including 1,700 software companies and 3.5 million developers depend on Progress to achieve their goals—with confidence.

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

Basis of Presentation and Significant Accounting Policies - We prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements and these unaudited financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2021, as amended by Form 10-K/A filed on March 30, 2022 (together, the "2021 10-K").

We made no material changes in the application of our significant accounting policies that were disclosed in our 2021 10-K. We have prepared the accompanying unaudited condensed consolidated financial statements on the same basis as the audited financial statements included in our 2021 10-K, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements
Income Taxes

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 updates specific areas of ASC 740, Income Taxes, to reduce complexity while maintaining or improving the usefulness of the information provided to users of financial statements. The Company adopted this standard effective December 1, 2021. The adoption of this standard did not have a material effect on the Company's condensed consolidated financial position and results of operations.

Convertible Debt

On December 1, 2021, we early adopted Accounting Standards Update No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06") on a modified retrospective basis. Under ASU 2020-06, we no longer separate the convertible senior notes into liability and equity components. We recognized the cumulative effect of initially applying this new standard as of December 1, 2021 as an adjustment to the December 1, 2021 opening balance of retained earnings. The conversion option that was previously accounted for in equity under the cash conversion model was recombined into the convertible debt outstanding, and as a result, additional paid in capital and the related unamortized debt discount on the convertible senior notes were reduced. The removal of the remaining debt discount recorded for this previous separation has the effect of increasing our net debt balance. We recorded a $47.5 million decrease to additional paid-in capital, a $56.0 million decrease to debt discount, a $4.9 million increase to retained earnings, and a $13.4 million decrease to long-term deferred tax liabilities. There was no impact to the Company’s statements of cash flows as the result of the adoption of ASU 2020-06. The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods. See "Note 8: Debt" for additional information regarding the terms of the Convertible Senior Notes (the "Notes").

The new standard requires the use of the "if-converted" method to calculate the diluted earnings per common share. Refer to Note 16: Earnings Per Share for effect of the convertible notes on diluted earnings per common share.

Note 2: Cash, Cash Equivalents and Investments

A summary of our cash, cash equivalents and available-for-sale investments at February 28, 2022 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$146,323	$—	$—	$146,323
Money market funds	25,343	—	—	25,343
U.S. treasury bonds	749	4	—	753
Corporate bonds	901	2	—	903
Total	$173,316	$6	$—	$173,322

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2021 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$130,371	$—	$—	$130,371
Money market funds	25,035	—	—	25,035
U.S. treasury bonds	748	9	—	757
Corporate bonds	1,203	7	—	1,210
Total	$157,357	$16	$—	$157,373

Such amounts are classified on our condensed consolidated balance sheets as follows (in thousands):

	February 28, 2022		November 30, 2021
	Cash and Equivalents	Short-Term Investments	Cash and Equivalents	Short-Term Investments
Cash	$146,323	$—	$130,371	$—
Money market funds	25,343	—	25,035	—
U.S. treasury bonds	—	753	—	757
Corporate bonds	—	903	—	1,210
Total	$171,666	$1,656	$155,406	$1,967

The fair value of debt securities by contractual maturity due in one year or less was $1.7 million and $2.0 million as of February 28, 2022 and November 30, 2021, respectively. There were no debt securities by contractual maturity due after one year as of February 28, 2022 or November 30, 2021.

We did not hold any investments with continuous unrealized losses as of February 28, 2022 or November 30, 2021.

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

We have designated the interest rate swap as a cash flow hedge and assess the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. To the extent that the interest rate swap is highly effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative are included as a component of other comprehensive loss on our condensed consolidated balance sheets. Although we have determined at the onset of the hedge that the interest rate swap will be a highly effective hedge throughout the term of the contract, any portion of the fair value swap subsequently determined to be ineffective will be recognized in earnings. On January 25, 2022, we amended our prior credit facility (see Note 8: Debt). We reassessed the hedge in connection with the debt amendment and determined that it is still highly effective. As of February 28, 2022, the fair value of the hedge was a loss of $0.9 million, which was included in other noncurrent liabilities on our condensed consolidated balance sheets.

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

	February 28, 2022		November 30, 2021
	Notional Value	Fair Value	Notional Value	Fair Value
Interest rate swap contracts designated as cash flow hedges	$130,313	$(903)	$133,125	$(3,078)

Forward Contracts

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on intercompany accounts receivable and loans receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries.

All forward contracts are recorded at fair value on the consolidated balance sheets at the end of each reporting period and expire between 30 days and 3 years from the date the contract was entered. At February 28, 2022, $0.1 million and $0.4 million was recorded in noncurrent assets and current liabilities on our condensed consolidated balance sheets. At November 30, 2021, $0.3 million and $0.1 million were recorded in other noncurrent liabilities and other accrued liabilities, respectively, on our condensed consolidated balance sheets.

In the three months ended February 28, 2022 and February 28, 2021, realized and unrealized gains of $0.3 million and $1.7 million, respectively, from our forward contracts were recognized in foreign currency loss, net, on our condensed consolidated statements of operations. These gains were substantially offset by realized and unrealized losses in the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	February 28, 2022		November 30, 2021
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$87,147	$(319)	$79,777	$(371)
Forward contracts to purchase U.S. dollars	28	—	119	(1)
Total	$87,175	$(319)	$79,896	$(372)

Note 4: Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at February 28, 2022 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$25,343	$25,343	$—	$—
U.S. treasury bonds	753	—	753	—
Corporate bonds	903	—	903	—
Liabilities
Foreign exchange derivatives	(319)	—	(319)	—
Interest rate swap	$(903)	$—	$(903)	$—

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at November 30, 2021 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$25,035	$25,035	$—	$—
U.S. treasury bonds	757	—	757	—
Corporate bonds	1,210	—	1,210	—
Liabilities
Foreign exchange derivatives	(372)	—	(372)	—
Interest rate swap	$(3,078)	$—	$(3,078)	$—

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

Fair Value of the Convertible Senior Notes

The Notes’ fair value, inclusive of the conversion feature embedded in the Notes, was $356.0 million as of February 28, 2022. The fair value was determined based on the Notes’ quoted price in an over-the-counter market on the last trading day of the reporting period and classified within Level 1 in the fair value hierarchy. See Note 8: Debt for additional information.

Note 5: Inventories

The components of inventories were as follows (in thousands):

	February 28, 2022	November 30, 2021
Raw materials	$1,192	$1,920
Work in process	—	—
Finished goods	1,979	1,631
Total	$3,171	$3,551

At February 28, 2022 and November 30, 2021, the inventories balances of $3.2 million and $3.6 million were recorded in other current assets on the condensed consolidated balance sheets.

Note 6: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes (in thousands):

	February 28, 2022			November 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$212,700	$(134,257)	$78,443	$212,700	$(128,797)	$83,903
Customer-related	306,308	(128,519)	177,789	306,308	(119,357)	186,951
Trademarks and trade names	37,611	(22,664)	14,947	37,611	(21,556)	16,055
Non-compete agreement	2,000	(1,889)	111	2,000	(1,724)	276
Total	$558,619	$(287,329)	$271,290	$558,619	$(271,434)	$287,185

In the first quarter of fiscal years 2022 and 2021, amortization expense related to intangible assets was $17.2 million and $10.4 million, respectively.

Future amortization expense for intangible assets as of February 28, 2022, is as follows (in thousands):

Remainder of 2022	$52,019
2023	68,895
2024	56,079
2025	45,569
2026	35,877
Thereafter	12,851
Total	$271,290

Goodwill

Changes in the carrying amount of goodwill in the three months ended February 28, 2022 are as follows (in thousands):

Balance, November 30, 2021	$671,152
Measurement period adjustments	1,886
Translation adjustments	(2)
Balance, February 28, 2022	$673,036

Note 7: Business Combinations

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

Kemp is an application experience company that helps enterprises deliver, optimize and secure applications and networks across any cloud or hybrid environment. With this acquisition, we extended our portfolio of industry-leading products in DevOps/DevSecOps, Application Development, Data Connectivity and Digital Experience, adding Application Experience Management (AX). Kemp Loadmaster and Flowmon Network Visibility products monitor application performance, and distribute and balance traffic and workloads across servers, in the cloud or on premise, ensuring high performance and availability.

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

The allocation of the purchase price is as follows (in thousands):

	Initial Purchase Price Allocation	Measurement Period Adjustments	Adjusted Purchase Price Allocation	Life
Net working capital	$27,075	$(772)	$26,303
Property, plant and equipment	803	(8)	795
Purchased technology	39,400	—	39,400	5 years
Trade name	7,200	—	7,200	5 years
Customer relationships	75,500	—	75,500	5 years
Other assets	170	27	197
Other noncurrent liabilities	(604)	(1,133)	(1,737)
Deferred taxes	(23,187)	—	(23,187)
Deferred revenue	(29,997)	—	(29,997)
Goodwill	179,521	1,886	181,407
Net assets acquired	$275,881	$—	$275,881

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

We recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. We believe that the investment value of the future enhancement of our product and solution offerings created as a result of this acquisition has principally contributed to a purchase price that resulted in the recognition of $181.4 million of goodwill, which is not deductible for tax purposes.

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) and certain acquisition restructuring and related charges are not included as a component of consideration transferred but are required to be expensed as incurred. During the three months ended February 28, 2022, we incurred approximately $0.4 million of acquisition-related costs, which are included in acquisition-related expenses on our consolidated statement of operations.

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

(in thousands, except per share data)	Pro Forma Three Months Ended February 28, 2021
Revenue	$135,522
Net income	$17,178
Net income per basic share	$0.39
Net income per diluted share	$0.38

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

Chef is a global leader in DevOps and DevSecOps, providing complete infrastructure automation to build, deploy, manage and secure applications in modern multi-cloud and hybrid environments, as well as on-premises. Chef has enhanced our position as a trusted provider of the leading products to develop, deploy and manage high-impact business applications by providing industry-leading compliance and application automation products for multi-cloud and on-prem infrastructure. The acquisition bolstered our core offerings, enabling customers to respond faster to business demands and improve efficiency. We funded the acquisition through a combination of existing cash resources and by drawing down $98.5 million from our then-existing revolving credit facility (Note 8).

The Aggregate Consideration has been allocated to Chef’s tangible assets, identifiable intangible assets, and assumed liabilities based on their estimated fair values. The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities was recorded as goodwill.

We recorded measurement period adjustments in accordance with FASB’s guidance regarding business combinations in the third and fourth quarters of fiscal year 2021 based on our valuation and purchase price allocation procedures. The measurement period adjustments were completed during the fourth quarter of fiscal year 2021.

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

Tangible assets acquired and assumed liabilities were recorded at fair value. The valuation of the assumed deferred revenue was based on our contractual commitment to provide post-contract customer support to Chef customers and future contractual performance obligations under existing hosting arrangements. The fair value of this assumed liability was based on the estimated cost plus a reasonable margin to fulfill these service obligations. A significant portion of the deferred revenue was expected to be recognized in the 12 months following the acquisition.

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

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) and certain acquisition restructuring and related charges are not included as a component of consideration transferred but are required to be expensed as incurred. During the three months ended February 28, 2022, we incurred minimal acquisition-related costs, which are included in acquisition-related expenses on our consolidated statement of operations.

The operations of Chef were included in our operating results beginning on the date of acquisition. We determined that disclosing the amount of Chef related earnings included in the consolidated statements of operations is impracticable, as certain operations of Chef were integrated into the operations of the Company from the date of acquisition.

Note 8: Debt

The Company adopted ASU 2020-06 on December 1, 2021. See Note 1 for further discussion of this recently adopted accounting policy. As of February 28, 2022, future maturities of the Company's long-term debt were as follows:

(In thousands)	2026 Notes	Revolving Credit Facility	Total
Remainder of 2022	$—	$5,156	$5,156
2023	—	6,875	6,875
2024	—	13,750	13,750
2025	—	20,625	20,625
2026	—	20,625	20,625
2027	360,000	206,250	566,250
Total face value of long-term debt	360,000	273,281	633,281
Unamortized discount and issuance costs	(8,962)	(3,151)	(12,113)
Less current portion of long-term debt, net	—	(6,234)	(6,234)
Long-term debt	$351,038	$263,896	$614,934

Notes Payable

Convertible Senior Notes and Capped Calls

In April 2021, the Company issued, in a private placement to certain initial purchasers in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act in transactions not involving any public offering, for resale by the initial purchasers to persons whom the initial purchasers believe are qualified institutional buyers pursuant to Rule144A under the Securities Act, the Notes with an aggregate principal amount of $325 million, due April 15, 2026, unless earlier repurchased, redeemed or converted. The proceeds from the Notes were used or are anticipated to be used for the Capped Call Transactions (described below), working capital, and other general corporate purposes, including acquisitions. There are no required principal payments prior to maturity. In addition, the Company also granted the initial purchasers of the Notes an option to purchase up to an additional $50.0 million aggregate principal amount of the Notes, for settlement within a 13-day period beginning on, and including, April 13, 2021, of which $35 million of additional Notes were purchased for total proceeds of $360 million. The Notes bear interest at an annual rate of 1%, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2021. The Company incurred approximately $10.8 million in issuance cost for the issuance of the Notes. During the three months ended February 28, 2022, the Company did not enter into any new or amended Notes.

Conversion Rights

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

Accounting for the Notes

In accounting for the transaction, prior to the adoption of ASU 2020-06, the Notes were separated into liability and equity components.

•The conversion option of the Notes does not require bifurcation as an embedded derivative.
•The initial carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The excess of the Notes’ principal amount over the initial carrying amount of the liability component, referred to as the debt discount, is amortized as interest expense over the Notes’ contractual term - at an effective interest rate of 5.7%.
•The equity component, which represents the difference between the gross proceeds and the initial liability component, was recorded as an increase to additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification.

The Company incurred issuance costs of $10.8 million related to the Notes, allocated between the Notes’ liability and equity components proportionate to the initial carrying amount of the liability and equity components prior to the adoption of ASU 2020-06.

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

Upon adoption of ASU 2020-06 on December 1, 2021, the Company reversed the separation of the debt and equity components and accounted for the Notes wholly as debt. The Company also reversed the amortization of the debt discount that was due to the equity component, with a cumulative adjustment to retained earnings on the adoption date. Further, the Company reversed the allocation of the issuance costs to the equity component and accounted for the entire amount as debt issuance cost that will be amortized as interest expense over the remaining term at an effective interest rate of 1.63% with a cumulative adjustment to retained earnings on the adoption date.

Refer to Note 1, Basis of Presentation for further details on the impact of adoption.

Interest expense related to the Notes:

	Three Months Ended
(In thousands)	February 28, 2022	February 28, 2021
Contractual interest expense (1% coupon)	$880	$—
Amortization of debt discount and issuance costs	525	—
	$1,405	$—

Prior to adoption of ASU 2020-06, the effective interest rate for the Notes was 5.71%. After the adoption of ASU 2020-06, the effective interest rates for the Notes is 1.63%.

Credit Facility

On January 25, 2022, the Company entered into an amended and restated credit agreement (the "Credit Agreement"), which provides for a $275.0 million secured term loan and a $300.0 million secured revolving line of credit. The revolving credit facility may be increased, and new term loan commitments may be entered into, by up to an additional amount up to the sum of (A) the greater of (x) $260.0 million and (y) 100% of Consolidated EBITDA (as defined in the Credit Agreement) and (B) an unlimited additional amount subject to pro forma compliance with a Consolidated Senior Secured Net Leverage Ratio of no greater than 3.75 to 1.00 if the existing or additional lenders are willing to make such increased commitments. The revolving line of credit has sublimits for swing line loans up to $25.0 million and for the issuance of standby letters of credit in a face amount up to $25.0 million. This new credit facility replaces our prior secured credit facility dated April 30, 2019.

The amount of the term loan outstanding under our prior secured credit facility was incorporated into the amended and restated credit facility.

Interest rates for the Credit Agreement are determined by reference to a term benchmark rate or a base rate at our option and would range from 1.00% to 2.00% above the term benchmark rate or would range from 0.00% to 1.00% above the defined base rate for base rate borrowings, in each case based upon our leverage ratio. Additionally, we may borrow certain foreign currencies at rates set in the same range above the respective term benchmark rates for those currencies, based on our leverage ratio. We will incur a quarterly commitment fee on the undrawn portion of the revolving credit facility, ranging from 0.125% to 0.275% per annum, based upon our leverage ratio. At closing of the revolving credit facility, the applicable interest rate and commitment fee are at the third lowest rate in each range.

The Credit Agreement matures on the earlier of (i) January 25, 2027, and (ii) the date that is 181 days prior to the maturity date of our Notes subject to certain conditions as set forth in the Credit Agreement, including the repayment of the Notes, the refinancing of the Notes including a maturity date that is at least 181 days after January 25, 2027 and compliance with a liquidity test when all amounts outstanding will be due and payable in full. The revolving line of credit does not require amortization of principal. The outstanding balance of the term loan as of February 28, 2022 was $273.3 million, with $6.9 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended February 28, 2022. The principal repayment amounts are in accordance with the following schedule: (i) eight payments of $1.7 million each, (ii) four payments of $3.4 million each, (iii) eight payments of $5.2 million each, and (iv) the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of February 28, 2022, the carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds. The interest rate as of February 28, 2022 was 1.79%.

Costs incurred to obtain our long-term debt of $3.2 million, including $1.1 million of unamortized debt issuance costs related to the previous credit agreement, are recorded as debt issuance costs as a direct deduction from the carrying value of the long-term debt liability on our condensed consolidated balance sheets as of February 28, 2022. These costs are being amortized over the term of the Credit Agreement using the effective interest rate method. Amortization expense related to the debt issuance costs was $0.3 million and $0.1 million, for the three months ended February 28, 2022 and February 28, 2021, respectively. These amounts are recorded in interest expense on our condensed consolidated statements of operations.

The revolving line of credit may be borrowed, repaid, and reborrowed until January 25, 2027, at which time all amounts outstanding must be repaid. As of February 28, 2022, there were no amounts outstanding under the revolving line of credit and $2.2 million of letters of credit outstanding.

Note 9: Leases

Upon adoption of ASC 842, there were a number of optional practical expedients to apply in transition. The Company elected the package of practical expedients, which does not require the reassessment of prior conclusions about lease identification, lease classification and initial direct costs. Further, the Company elected the practical expedients to combine lease and non-lease components. Contracts may be comprised of lease components, non-lease components, and elements that are not components. Each lease component represents a lessee’s right to use an underlying asset in the contract if the lessee can benefit from the right-of-use of the asset either on its own or together with other readily available resources and if the right-of-use is neither highly dependent or highly interrelated with other rights-of-use. Non-lease components include items such as common area maintenance and utilities provided by the lessor. We also elected the practical expedient to not recognize right-of-use assets and lease liabilities for short-term leases. Leases with an initial term of 12 months or less are classified as short-term leases.

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

The components of operating lease cost for the three months ended February 28, 2022 and February 28, 2021 were as follows (in thousands):

	Three Months Ended	Three Months Ended
	February 28, 2022	February 28, 2021
Lease costs under long-term operating leases	$1,764	$2,135
Lease costs under short-term operating leases	14	15
Variable lease cost under short-term and long-term operating leases(1)	121	115
Total operating lease cost	$1,899	$2,265
(1) Lease costs that are not fixed at lease commencement.

The table below presents supplemental cash flow information related to leases during the three months ended February 28, 2022 and February 28, 2021 (in thousands):

	Three Months Ended
	February 28, 2022	February 28, 2021
Cash paid for leases	$2,146	$2,258
Right-of-use assets recognized for new leases and amendments (non-cash)	$221	$2,338

Weighted average remaining lease term in years and weighted average discount rate are as follows:

	February 28, 2022	November 30, 2021
Weighted average remaining lease term in years	3.93	4.15
Weighted average discount rate	2.6%	2.6%

Future payments under non-cancellable leases are as follows (in thousands):

February 28, 2022
Remainder of 2022	$6,635
2023	8,201
2024	7,817
2025	5,104
2026	1,832
Thereafter	1,314
Total lease payments	30,903
Less imputed interest(1)	(1,598)
Present value of lease liabilities	$29,305
(1) Lease liabilities are measured at the present value of the remaining lease payments using a discount rate determined at lease commencement unless the discount rate is updated as a result of a lease reassessment event.

Note 10: Common Stock Repurchases

In January 2020, our Board of Directors increased the total share repurchase authorization from $75 million to $250 million. In the three months ended February 28, 2022 and February 28, 2021, we repurchased and retired 0.6 million shares for $25.0 million and 0.4 million shares for $15.0 million, respectively. The shares were repurchased in both periods as part of our Board of Directors authorized share repurchase program. As of February 28, 2022, there was $130.0 million remaining under the current authorization.

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

In 2020, 2021 and 2022, we granted performance-based restricted stock units that include two performance metrics under our Long-Term Incentive Plan ("LTIP") where the performance measurement period is three years. Vesting of the LTIP awards on the 2020 plan is based on the following: (i) 50% is based on our level of attainment of specified total stockholder return ("TSR") targets relative to the percentage appreciation of a specified index of companies for the respective three-year periods, and (ii) 50% is based on achievement of a three-year cumulative performance condition (operating income). For the 2021 and 2022 plan, the vesting terms were changed to the following: (i) 25% is based on our level of attainment of specified TSR targets relative to the percentage appreciation of a specified index of companies for the respective three-year periods, and (ii) 75% is based on achievement of a three-year cumulative operating income. In order to estimate the fair value of such awards, we used a Monte Carlo Simulation valuation model for the market condition portion of the award, and used the closing price of our common stock on the date of grant for the portion related to the performance condition.

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

The following table provides the classification of stock-based compensation as reflected on our condensed consolidated statements of operations (in thousands):

	Three Months Ended
	February 28, 2022	February 28, 2021
Cost of maintenance and services	$411	$392
Sales and marketing	1,402	1,503
Product development	2,222	1,919
General and administrative	4,079	2,970
Total stock-based compensation	$8,114	$6,784

Note 12: Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss during the three months ended February 28, 2022 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized (Losses) on Investments	Unrealized (Losses) Gains on Hedging Activity	Accumulated Other Comprehensive Loss
Balance, December 1, 2021	$(30,055)	$(49)	$(2,339)	$(32,443)
Other comprehensive income before reclassifications, net of tax	1,781	(7)	1,653	3,427
Balance, February 28, 2022	$(28,274)	$(56)	$(686)	$(29,016)

The tax effect on accumulated unrealized (losses) gains on hedging activity and unrealized (losses) on investments was $0.2 million and $0.7 million as of February 28, 2022 and November 30, 2021, respectively.

Note 13: Revenue Recognition

Timing of Revenue Recognition

Our revenues are derived from licensing our products, and from related services, which consist of maintenance, hosting services, and consulting and education. Information relating to revenue from external customers by revenue type is as follows (in thousands):

	Three Months Ended
(In thousands)	February 28, 2022	February 28, 2021
Performance obligations transferred at a point in time:
Software licenses	$42,750	$33,317
Performance obligations transferred over time:
Maintenance	89,963	76,977
Services	12,209	10,986
Total revenue	$144,922	$121,280

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

	Three Months Ended
(In thousands)	February 28, 2022	February 28, 2021
North America	$78,093	$71,505
EMEA	53,702	40,240
Latin America	3,883	3,493
Asia Pacific	9,244	6,042
Total revenue	$144,922	$121,280

No single customer, partner, or country outside of the U.S. has accounted for more than 10% of our total revenue for the three months ended February 28, 2022 and February 28, 2021.

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

As of February 28, 2022, invoicing of our long-term unbilled receivables is expected to occur as follows (in thousands):

2023	$8,685
2024	4,026
2025	725
Total	$13,436

Contract assets, which arise when revenue is recognized prior to invoicing and the right to the amount due from customers is conditioned on something other than the passage of time, such as the completion of a related performance obligation, were $3.3 million as of February 28, 2022 and $5.0 million as of November 30, 2021. These amounts are included in unbilled receivables or long-term unbilled receivables on our condensed consolidated balance sheets.

Deferred Revenue

Deferred revenue is recorded when revenue is recognized subsequent to customer invoicing. Our deferred revenue balance is primarily made up of deferred maintenance.

As of February 28, 2022, the changes in deferred revenue were as follows (in thousands):

Balance, December 1, 2021	$252,380
Billings and other	154,084
Revenue recognized	(144,922)
Balance, February 28, 2022	$261,542

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of February 28, 2022, transaction price allocated to remaining performance obligations was $276 million. We expect to recognize approximately 78% of the revenue within the next year and the remainder thereafter.

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

Certain of our sales incentive programs meet the requirements to be capitalized. Depending upon the sales incentive program and the related revenue arrangement, such capitalized costs are amortized over the longer of (i) the product life, which is generally three to five years; or (ii) the term of the related revenue contract. We determined that a three to five year product life represents the period of benefit that we receive from these incremental costs based on both qualitative and quantitative factors, which include customer contracts, industry norms, and product upgrades. Total deferred contract costs were $7.8 million and $7.9 million as of February 28, 2022 and November 30, 2021, respectively, and are included in other current assets and other assets on our condensed consolidated balance sheets. Amortization of deferred contract costs is included in sales and marketing expense on our condensed consolidated statement of operations and was minimal in all periods presented.

Note 14: Restructuring Charges

The following table provides a summary of activity for our restructuring actions, which are detailed further below (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2021	$4,483	$1,889	$6,372
Costs incurred	108	403	511
Cash disbursements	(257)	(1,162)	(1,419)
Translation adjustments and other	—	6	6
Balance, February 28, 2022	$4,334	$1,136	$5,470

During the fourth quarter of fiscal year 2021, we restructured our operations in connection with the acquisition of Kemp (Note 7). This restructuring resulted in a reduction in redundant positions, primarily within the administrative functions of Kemp.

For the three months ended February 28, 2022, we incurred expenses of $0.4 million, related to this restructuring. The expenses are recorded as restructuring expenses in the consolidated statements of operations.

A summary of activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2021	$—	$1,882	$1,882
Costs incurred	—	403	403
Cash disbursements	—	(1,155)	(1,155)
Translation adjustments and other	—	6	6
Balance, February 28, 2022	$—	$1,136	$1,136

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2022. Accordingly, the balance of the restructuring reserve of $1.1 million is included in other accrued liabilities on the consolidated balance sheet at February 28, 2022.

We expect to incur additional expenses as part of this action related to employee costs during fiscal year 2022, but we do not expect these costs to be material.

During the fourth quarter of fiscal year 2020, we restructured our operations in connection with the acquisition of Chef (Note 7). This restructuring resulted in a reduction in redundant positions, primarily within administrative functions of Chef.

For the three months ended February 28, 2022, we incurred expenses of $0.1 million, related to this restructuring. The expenses are recorded as restructuring expenses in the consolidated statements of operations.

A summary of activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2021	$4,483	$7	$4,490
Costs incurred	108	—	108
Cash disbursements	(257)	(7)	(264)
Balance, February 28, 2022	$4,334	$—	$4,334

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2022. Accordingly, the balance of the restructuring reserve of $4.3 million is included in other accrued liabilities, and short-term and long-term lease liabilities on the consolidated balance sheet at February 28, 2022.

We expect to incur additional expenses as part of this action related to employee costs and facility closures as we consolidate offices in various locations during fiscal year 2022, but we do not expect these costs to be material.

Note 15: Income Taxes

Our income tax provision for the first quarter of fiscal years 2022 and 2021 reflects our estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events, which are recorded in the period in which they occur. The estimates are reevaluated each quarter based on our estimated tax expense for the full fiscal year.

Our effective tax rate was 21% in the first fiscal quarter of 2022, compared to 23% in the first fiscal quarter of 2021. The decrease is due primarily to discrete tax expense related to the vesting of our Long-Term Incentive Plan ("LTIP") in the first fiscal quarter of 2021. There were no significant discrete tax items in the first fiscal quarter of 2022.

Our federal income tax returns have been examined or are closed by statute for all years prior to fiscal year 2018. Our state income tax returns have been examined or are closed by statute for all years prior to fiscal year 2017.

Tax authorities for certain non-U.S. jurisdictions are also examining returns. With some exceptions, we are generally not subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal year 2016 because they are closed by statute.

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

	Three Months Ended
	February 28, 2022	February 28, 2021
Net income	$20,454	$18,961
Weighted average shares outstanding	43,981	44,108
Basic earnings per common share	0.47	0.43

Diluted earnings per common share:
Net income	20,454	18,961
Weighted average shares outstanding	43,981	44,108
Effect of dilution from common stock equivalents	727	544
Diluted weighted average shares outstanding	44,708	44,652
Diluted earnings per share	$0.46	$0.42

We excluded stock awards representing approximately 1,536,000 and 1,078,000 shares of common stock from the calculation of diluted earnings per share in the three months ended February 28, 2022 and February 28, 2021, respectively, as these awards were anti-dilutive.

As a result of our adoption of ASU 2020-06 on December 1, 2021, the dilutive impact of the Notes on our calculation of diluted net income per share is considered using the if-converted method. However, because the principal amount of the Notes must be settled in cash, the dilutive impact of applying the if-converted method is limited to the in-the-money portion, if any, of the Notes. During the three months ended February 28, 2022, we did not include the Notes in our diluted earnings per share calculation because the conversion feature in the Notes was out of the money. For periods prior to our December 1, 2021 adoption of ASU 2020-06, we applied the treasury stock method to account for the dilutive impact of the Notes for diluted earnings per share purposes.

Note 17: Segment Information

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with GAAP. We make estimates and assumptions in the preparation of our consolidated financial statements that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. However, actual results may differ from these estimates. The most significant estimates relate to: the timing and amounts of revenue recognition, including the determination of the nature and timing of the satisfaction of performance obligations, the standalone selling price of performance obligations, and the transaction price allocated to performance obligations; the realization of tax assets and estimates of tax liabilities; fair values of investments in marketable securities; assets held for sale; intangible assets and goodwill valuations; the recognition and disclosure of contingent liabilities; the collectability of accounts receivable; and assumptions used to determine the fair value of stock-based compensation. This listing is not a comprehensive list of all of our accounting policies. For further information regarding the application of these and other accounting policies, see Note 1 to our Consolidated Financial Statements in Item 8 of our 2021 10-K.

Cautionary Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “believe,” “may,” “could,” “would,” “might,” “should,” “expect,” “intend,” “plan,” “target,” “anticipate” and “continue,” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are a number of factors that could cause actual results or future events to differ materially from those anticipated by the forward-looking statements, including, without limitation: (1) Economic, geopolitical and market conditions can adversely affect our business, results of operations and financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price. (2) We may fail to achieve our financial forecasts due to such factors as delays or size reductions in transactions, fewer large transactions in a particular quarter, fluctuations in currency exchange rates, or a decline in our renewal rates for contracts. (3) Our ability to successfully manage transitions to new business models and markets, including an increased emphasis on a cloud and subscription strategy, may not be successful. (4) If we are unable to develop new or sufficiently differentiated products and services, or to enhance and improve our existing products and services in a timely manner to meet market demand, partners and customers may not purchase new software licenses or subscriptions or purchase or renew support contracts. (5) We depend upon our extensive partner channel and we may not be successful in retaining or expanding our relationships with channel partners. (6) Our international sales and operations subject us to additional risks that can adversely affect our operating results, including risks relating to foreign currency gains and losses. (7) If the security measures for our software, services, other offerings or our internal information technology infrastructure are compromised or subject to a successful cyber-attack, or if our software offerings contain significant coding or configuration errors, we may experience reputational harm, legal claims and financial exposure. (8) We have made acquisitions, and may make acquisitions in the future, and those acquisitions may not be successful, may involve unanticipated costs or other integration issues or may disrupt our existing operations. (9) Delay or failure to realize the expected synergies and benefits of the Kemp acquisition could negatively impact our future results of operations and financial condition; (10) The continuing impact of the coronavirus disease (COVID-19) outbreak on our employees, customers, partners, and the global financial markets could adversely affect our business, results of operations and financial condition. (11) Russia's recent invasion of Ukraine, and the international community's response, have created substantial political and economic disruption, uncertainty, and risk. For further information regarding risks and uncertainties associated with Progress' business, please refer to Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q, and in Part I, Item 1A (Risk Factors) in our 2021 10-K. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure you that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.

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

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to impact the U.S. and the world. We are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the duration of the outbreak, actions that may be taken by governmental authorities, the impact to the business of our customers and partners, the risk of additional, currently-unknown COVID-19 variations necessitating further measures to mitigate risk and seek to protect employee and vendor health and safety, and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q. We will continue to evaluate the scope and extent of the impact to our business, consolidated results of operations, and financial condition.

Overview

Progress Software Corporation ("Progress," the "Company," "we," "us," or "our") is dedicated to propelling business forward in a technology-driven world. As the trusted provider of the leading products to develop, deploy and manage high-impact applications, Progress enables customers to develop the applications and experiences the need, deploy where and how they want and manage it all safely and securely. Beginning in the second quarter of fiscal year 2021, we operate as one operating segment.

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

Total Growth Strategy Driven by Accretive M&A. We are pursuing a total growth strategy driven by accretive acquisitions of businesses within the infrastructure software space, with products that appeal to both IT organizations and individual developers. These acquisitions must meet strict financial and other criteria, which help further our goal to provide significant stockholder returns by providing scale and increased cash flows. In April 2019, we acquired Ipswitch, Inc., in October 2020, we acquired Chef Software, Inc., and, as described below, in November 2021, we acquired Kemp Technologies. These acquisitions met our strict financial criteria.

Kemp is the always-on application experience company that helps enterprises deliver, optimize and secure applications and networks across any cloud or hybrid environment. The purchase price for Kemp was $258 million and we funded the purchase price with existing cash balances. With this acquisition, we extended our portfolio of market-leading products in DevOps/DevSecOps, Application Development, Data Connectivity and Digital Experience, adding Application Experience Management (AX). Kemp Loadmaster and Flowmon Network Visibility products monitor application performance, and distribute and balance traffic and workloads across servers, in the cloud or on premise, ensuring high performance and availability.

Multi-Faceted Capital Allocation Approach. Our capital allocation policy emphasizes accretive M&A, which allows us to expand our business and drive significant stockholder returns, and utilizes dividends and share repurchases to return capital to stockholders. We intend to repurchase our shares in sufficient quantities to offset dilution from our equity plans. Lastly, we return a significant portion of our annual cash flows from operations to stockholders in the form of dividends.

In the first fiscal quarter of 2022, we repurchased and retired 0.6 million shares of our common stock for $25.0 million. As of February 28, 2022, there was $130.0 million remaining under share repurchase authorization. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand or discontinue the repurchase program at any time.

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

We also believe that our financial resources have allowed, and will continue to allow us to manage the impact of COVID-19 on our business operations for the foreseeable future. The challenges posed by COVID-19 on our business continue to evolve. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19. We derive a significant portion of our revenue from international operations, which are primarily conducted in foreign currencies. As a result, changes in the value of these foreign currencies relative to the U.S. dollar have significantly impacted our results of operations and may impact our future results of operations. Since approximately one-third of our revenue is denominated in foreign currency, and given the volatility in the global economy created by COVID-19, our revenue results in the first fiscal quarter of 2022 were impacted by fluctuations in foreign currency exchange rates.

Results of Operations

Revenue

	Three Months Ended		% Change
(In thousands)	February 28, 2022	February 28, 2021	As Reported	Constant Currency
Revenue	$144,922	$121,280	19%	21%

Total revenue increased compared to the same quarter last year primarily due to our acquisition of Kemp in the fourth quarter of fiscal year 2021, as well as increases in our Chef, OpenEdge, and DevTools product offerings.

Software License Revenue

	Three Months Ended		% Change
(In thousands)	February 28, 2022	February 28, 2021	As Reported	Constant Currency
Software licenses	$42,750	$33,317	28%	31%
As a percentage of total revenue	29%	27%

Software license revenue increased compared to the same quarter last year primarily due to our acquisition of Kemp in the fourth quarter of fiscal year 2021.

Maintenance and Services Revenue

	Three Months Ended		% Change
(In thousands)	February 28, 2022	February 28, 2021	As Reported	Constant Currency
Maintenance	$89,963	$76,977	17%	19%
As a percentage of total revenue	62%	63%
Services	12,209	10,986	11%	12%
As a percentage of total revenue	9%	10%
Total maintenance and services revenue	$102,172	$87,963	16%	18%
As a percentage of total revenue	71%	73%

Maintenance and services revenue increased compared to the same quarter last year primarily due to our acquisition of Kemp in the fourth quarter of fiscal year 2021, as well as increases in our Chef, Ipswitch, DevTools, and OpenEdge product offerings.

Revenue by Region

	Three Months Ended		% Change
(In thousands)	February 28, 2022	February 28, 2021	As Reported	Constant Currency
North America	$78,093	$71,505	9%	9%
As a percentage of total revenue	54%	59%
Europe, the Middle East and Africa ("EMEA")	$53,702	$40,240	34%	38%
As a percentage of total revenue	37%	33%
Latin America	$3,883	$3,493	11%	13%
As a percentage of total revenue	3%	3%
Asia Pacific	$9,244	$6,042	53%	58%
As a percentage of total revenue	6%	5%

Total revenue generated in North America increased $6.6 million in the first quarter of fiscal year 2022. The increase was primarily due to our acquisition of Kemp and increased Chef maintenance revenue, partially offset by decreased revenue from our OpenEdge product offerings. The increase in revenue generated in both EMEA and Asia Pacific was due to our acquisition of Kemp, as well as increased Chef and OpenEdge revenue in both regions. Revenue in Latin America increased due to the acquisition of Kemp and higher maintenance revenue from our OpenEdge product offerings.

In the first three months of fiscal year 2022 revenue generated in markets outside North America represented 46% of total revenue compared to 47% of total revenue on a constant currency basis. In the first three months of fiscal year 2021 revenue generated in markets outside North America represented 41% of total revenue at both actual rates and on a constant currency basis.

Cost of Software Licenses

	Three Months Ended
(In thousands)	February 28, 2022	February 28, 2021	Change
Cost of software licenses	$2,609	$1,151	$1,458	127%
As a percentage of software license revenue	6%	3%
As a percentage of total revenue	2%	1%

Cost of software licenses consists primarily of costs of royalties, electronic software distribution, duplication, and packaging. The year over year increase was the result of higher payments of royalties to third parties as compared to the prior period. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix. The year over year increase is due to our acquisition of Kemp in the fourth quarter of fiscal year 2021.

Cost of Maintenance and Services

	Three Months Ended
(In thousands)	February 28, 2022	February 28, 2021	Change
Cost of maintenance and services	$15,145	$13,319	$1,826	14%
As a percentage of maintenance and services revenue	15%	15%
As a percentage of total revenue	10%	11%
Components of cost of maintenance and services:
Personnel related costs	$10,804	$9,539	$1,265	13%
Contractors and outside services	2,968	2,579	389	15%
Hosting and other	1,373	1,201	172	14%
Total cost of maintenance and services	$15,145	$13,319	$1,826	14%

Cost of maintenance and services consists primarily of costs of providing customer support, consulting, and education. The increase year over year was primarily due to increased headcount, outside services and hosting costs resulting from our acquisition of Kemp.

Amortization of Intangibles

	Three Months Ended
(In thousands)	February 28, 2022	February 28, 2021	% Change
Amortization of intangibles	$5,458	$3,521	55%
As a percentage of total revenue	4%	3%

Amortization of intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. The increase year over year is due to the acquisition of Kemp.

Gross Profit

	Three Months Ended
(In thousands)	February 28, 2022	February 28, 2021	% Change
Gross profit	$121,710	$103,289	18%
As a percentage of total revenue	84%	85%

Our gross profit increased primarily due to the increase in revenue, offset by the increases in costs of software licenses, costs of maintenance and services and the amortization of intangibles, each as described above.

Sales and Marketing

	Three Months Ended
(In thousands)	February 28, 2022	February 28, 2021	Change
Sales and marketing	$33,469	$29,469	$4,000	14%
As a percentage of total revenue	23%	24%
Components of sales and marketing:
Personnel related costs	$28,395	$25,891	$2,504	10%
Contractors and outside services	820	388	432	111%
Marketing programs and other	4,254	3,190	1,064	33%
Total sales and marketing	$33,469	$29,469	$4,000	14%

Sales and marketing expenses increased year over year, primarily due to increased personnel related costs associated with our acquisition of Kemp, as well as increases in contractors and outside services and marketing and sales events costs.

Product Development

	Three Months Ended
(In thousands)	February 28, 2022	February 28, 2021	Change
Product development costs	$28,673	$24,548	$4,125	17%
As a percentage of total revenue	20%	20%
Components of product development costs:
Personnel related costs	$27,479	$23,604	$3,875	16%
Contractors and outside services	1,018	725	293	40%
Other product development costs	176	219	(43)	(20)%
Total product development costs	$28,673	$24,548	$4,125	17%

Product development expenses increased year over year primarily due to increased personnel related costs associated with our acquisition of Kemp, as well as an increase in contractors and outside services costs.

General and Administrative

	Three Months Ended
(In thousands)	February 28, 2022	February 28, 2021	Change
General and administrative	$16,991	$13,424	$3,567	27%
As a percentage of total revenue	12%	11%
Components of general and administrative:
Personnel related costs	$14,051	$11,887	$2,164	18%
Contractors and outside services	2,067	1,460	607	42%
Other general and administrative costs	873	77	796	*
Total cost of general and administrative	$16,991	$13,424	$3,567	27%
*not meaningful

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased year over year primarily due to higher personnel costs and contractors and outside services costs associated with our acquisition of Kemp, as well as an increase in other general and administrative costs.

Amortization of Intangibles

	Three Months Ended
(In thousands)	February 28, 2022	February 28, 2021	% Change
Amortization of intangibles	$11,722	$6,879	70%
As a percentage of total revenue	8%	6%

Amortization of intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of intangibles increased year over year due to the addition of Kemp intangible assets, as discussed above.

Restructuring Expenses

	Three Months Ended
(In thousands)	February 28, 2022	February 28, 2021	% Change
Restructuring expenses	$511	$1,157	(56)%
As a percentage of total revenue	—%	1%

Restructuring expenses recorded in the first quarter of fiscal year 2022 primarily relates to the restructuring activities that occurred in the fourth quarters of fiscal years 2021 and 2020 resulting from the acquisitions of Kemp and Chef, respectively. Restructuring expenses recorded in the first quarter of fiscal year 2020 are comprised mostly of costs related to the Chef restructuring actions of 2020. See the Liquidity and Capital Resources section of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition-Related Expenses

	Three Months Ended
(In thousands)	February 28, 2022	February 28, 2021	% Change
Acquisition-related expenses	$912	$396	130%
As a percentage of total revenue	1%	—%

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs consist of professional service fees, including third-party legal and valuation-related fees. Acquisition-related expenses increased in the first quarter of fiscal year 2022 due to the acquisition of Kemp, as well as our pursuit of other acquisition opportunities. Acquisition-related expenses in the same period of fiscal year 2021 were primarily related to the acquisition of Chef.

Income from Operations

	Three Months Ended
(In thousands)	February 28, 2022	February 28, 2021	% Change
Income from operations	$29,432	$27,416	7%
As a percentage of total revenue	20%	23%

Income from operations increased in both periods shown due to increases of revenue, offset by an increase in costs of revenue and operating expenses as shown above.

Other (Expense) Income, Net

	Three Months Ended
(In thousands)	February 28, 2022	February 28, 2021	% Change
Interest expense	$(3,703)	$(2,514)	(47)%
Interest income and other, net	589	119	395%
Foreign currency loss, net	(366)	(257)	(42)%
Total other expense, net	$(3,480)	$(2,652)	(31)%
As a percentage of total revenue	(2)%	(2)%

Other expense, net, increased year over year primarily due to increased interest expense associated with our convertible senior notes, which we issued in April 2021. The increase in interest expense was offset by higher interest income and other, net, which resulted from the recognition of grant income during the quarter.

Provision for Income Taxes

	Three Months Ended
(In thousands)	February 28, 2022	February 28, 2021	% Change
Provision for income taxes	$5,498	$5,803	(5)%
As a percentage of total revenue	4%	5%

Our effective tax rate was 21% in the first fiscal quarter of 2022 compared to 23% in the first fiscal quarter of 2021. The decrease is due primarily to discrete tax expense related to the vesting of our Long-Term Incentive Plan ("LTIP") in the first fiscal quarter of 2021. There were no significant discrete tax items in the first fiscal quarter of 2022.

Net Income

	Three Months Ended
(In thousands)	February 28, 2022	February 28, 2021	% Change
Net income	$20,454	$18,961	8%
As a percentage of total revenue	14%	16%

Select Performance Metrics:

Management evaluates our financial performance using a number of financial and operating metrics. These metrics are periodically reviewed and revised to reflect changes in our business.

Annual Recurring Revenue (ARR)

We are providing an ARR performance metric to help investors better understand and assess the performance of our business because our mix of revenue generated from recurring sources has increased in recent years. ARR represents the annualized contract value for all active and contractually binding term-based contracts at the end of a period. ARR includes maintenance, software upgrade rights, public cloud and on-premises subscription-based transactions and managed services. ARR mitigates fluctuations due to seasonality, contract term and the sales mix of subscriptions for term-based licenses and SaaS. ARR does not have any standardized meaning and is therefore unlikely to be comparable to similarly titled measures presented by other companies. ARR should be viewed independently of GAAP revenue and deferred revenue and is not intended to be combined with or to replace, not be superior to, either of those items. ARR is not a forecast and the active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers.

We define ARR as the annual recurring revenue of term-based contracts from all customers at a point in time. We calculate ARR by taking monthly recurring revenue, or MRR, and multiplying it by 12. MRR for each month is calculated by aggregating, for all customers during that month, monthly revenue from committed contractual amounts, additional usage and monthly subscriptions.

Our ARR was $479.0 million and $426.0 million as of February 28, 2022 and 2021, respectively, which is an increase of 12% year-over-year. The growth in our ARR is primarily driven by the acquisition of Kemp.

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

Our net dollar retention rates have generally ranged between 100% and 102% for all periods presented. Our high net dollar retention rates illustrate our predictable and durable top line performance.

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	February 28, 2022	November 30, 2021
Cash and cash equivalents	$171,666	$155,406
Short-term investments	1,656	1,967
Total cash, cash equivalents and short-term investments	$173,322	$157,373

The increase in cash, cash equivalents and short-term investments of $15.9 million from the end of fiscal year 2021 was due to cash inflows from operations of $44.1 million, proceeds from the issuance of debt of $7.5 million, $1.0 million in cash received from the issuance of common stock, and the effect of exchange rates on cash of $0.7 million. These cash inflows were offset by repurchases of common stock of $25.0 million, dividend payments of $7.8 million, payments of issuance costs for long-term debt of $2.0 million, payments of debt obligations of $1.7 million, and purchases of property and equipment of $0.8 million. Except as described below, there are no limitations on our ability to access our cash, cash equivalents and short-term investments.

As of February 28, 2022, $45.9 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries. Foreign cash includes unremitted foreign earnings, which are invested indefinitely outside of the U.S. As such, it is not available to fund our domestic operations. If we were to repatriate these earnings, we may be subject to income tax withholding in certain tax jurisdictions and a portion of the repatriated earnings may be subject to U.S. income tax. However, we do not anticipate that this would have a material adverse impact on our liquidity.

Share Repurchase Program

In January 2020, our Board of Directors increased the total share repurchase authorization from $75 million to $250 million. In the three months ended February 28, 2022 and February 28, 2021, we repurchased and retired 0.6 million shares for $25.0 million and 0.4 million shares for $15.0 million, respectively. The shares were repurchased in both periods as part of our Board of Directors authorized share repurchase program. As of February 28, 2022, there was $130.0 million remaining under the current authorization.

Dividends

We began paying quarterly cash dividends to Progress stockholders in December 2016, and have paid a quarterly cash dividend since that time. On March 29, 2022, our Board of Directors declared a quarterly dividend of $0.175 per share of common stock that will be paid on June 15, 2022 to stockholders of record as of the close of business on June 1, 2022. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Restructuring Activities

During the fourth quarter of fiscal year 2021, we restructured our operations in connection with the acquisition of Kemp. This restructuring resulted in a reduction in redundant positions, primarily within administrative functions of Kemp. For the three months ended February 28, 2022, we incurred expenses of $0.4 million relating to this restructuring. The expenses are recorded as restructuring expenses in the consolidated statements of operations. We expect to incur additional expenses as part of this action related to employee costs and facility closures as we consolidate offices in various locations during fiscal year 2022, but we do not expect these costs to be material. Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2022. Accordingly, the balance of the restructuring reserve of $1.1 million is included in other accrued liabilities on the consolidated balance sheet at February 28, 2022.

During the fourth quarter of fiscal year 2020, we restructured our operations in connection with the acquisition of Chef (Note 7). This restructuring resulted in a reduction in redundant positions, primarily within administrative functions of Chef. For the three months ended February 28, 2022, we incurred expenses of $0.1 million relating to this restructuring. Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2027. Accordingly, the balance of the restructuring reserve of $4.3 million is included in short-term and long-term lease liabilities on the condensed consolidated balance sheet at February 28, 2022. We expect to incur additional expenses as part of this action related to employee costs and facility closures as we consolidate offices in various locations during fiscal year 2022, but we do not expect these costs to be material.

Credit Facility

On January 25, 2022, we entered into an amended and restated credit agreement (the "Credit Agreement") providing for a $275.0 million secured term loan and a $300.0 million secured revolving credit facility. The revolving credit facility may be increased, and new term loan commitments may be entered into, by up to an additional amount up to the sum of (A) the greater of (x) $260.0 million and (y) 100% of our consolidated EBITDA and (B) an unlimited additional amount subject to pro forma compliance with a consolidated senior secured net leverage ratio of no greater than 3.75 to 1.00 if the existing or additional lenders are willing to make such increased commitments. This new credit facility replaces our prior secured credit facility dated April 30, 2019.

The amount of the term loan outstanding under our prior secured credit facility was incorporated into the amended and restated credit facility.

The revolving line of credit has sublimits for swing line loans up to $25.0 million and for the issuance of standby letters of credit in a face amount up to $25.0 million. We expect to use the revolving credit facility for general corporate purposes, which may include the acquisitions of other businesses, and may also use it for working capital.

Interest rates for the Credit Agreement are determined by reference to a term benchmark rate or a base rate at our option and would range from 1.00% to 2.00% above the term benchmark rate or would range from 0.00% to 1.00% above the defined base rate for base rate borrowings, in each case based upon our leverage ratio. Additionally, we may borrow certain foreign currencies at rates set in the same range above the respective term benchmark rates for those currencies, based on our leverage ratio. We will incur a quarterly commitment fee on the undrawn portion of the revolving credit facility, ranging from 0.125% to 0.275% per annum, based upon our leverage ratio. At closing of the revolving credit facility, the applicable interest rate and commitment fee are at the third lowest rate in each range.

The Credit Agreement matures on the earlier of (i) January 25, 2027 and (ii) the date that is 181 days prior to the maturity date of our Notes subject to certain conditions as set forth in the amended credit agreement, including the repayment of the Notes, the refinancing of the Notes including a maturity date that is at least 181 days after January 25, 2027 and compliance with a liquidity test, when all amounts outstanding will be due and payable in full. The revolving credit facility does not require amortization of principal. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ending February 28, 2022. The first eight payments are in the principal amount of $1.7 million each, the following four payments are in the principal amount of $3.4 million each, the following eight payments are in the principal amount of $5.2 million each and the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium.

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

The outstanding balance of the term loan as of February 28, 2022 was $273.3 million, with $6.9 million due in the next 12 months. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. The interest rate as of February 28, 2022 was 1.79%. As of February 28, 2022, there were no amounts outstanding under the revolving line of credit and $2.2 million of letters of credit outstanding (Note 8).

Convertible Senior Notes

In April 2021, we issued, in a private placement, Convertible Senior Notes (the "Notes") with an aggregate principal amount of $325 million, due April 15, 2026, unless earlier repurchased, redeemed or converted. There are no required principal payments prior to the maturity of the Notes. In addition, the Company granted the initial purchasers of the Notes an option to purchase up to an additional $50.0 million aggregate principal amount of the Notes, of which $35 million of additional Notes were purchased for total proceeds of $360 million. The Notes bear interest at an annual rate of 1%, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2021. The adoption of ASU 2020-06 had no impact on the Company's debt covenant compliance under the current arrangement. Refer to Note 8: Debt for further discussion.

Cash Flows From Operating Activities

	Three Months Ended
(In thousands)	February 28, 2022	February 28, 2021
Net income	$20,454	$18,961
Non-cash reconciling items included in net income	31,774	21,061
Changes in operating assets and liabilities	(8,135)	4,666
Net cash flows from operating activities	$44,093	$44,688

In the first quarter of fiscal year 2022, operating cash flows decreased due to higher compensation related payments as compared to the same period in 2021, partially offset by increased cash generated from the acquisition of Kemp and particularly strong collections of our receivables. Our gross accounts receivable as of February 28, 2022, decreased by $13.1 million from the end of fiscal year 2021 and our days sales outstanding (DSO) in accounts receivable decreased to 52 days from 53 days in the first fiscal quarter of 2021 due to the timing of billings and collections.

Cash Flows From (Used in) Investing Activities

	Three Months Ended
(In thousands)	February 28, 2022	February 28, 2021
Net investment activity	$300	$1,300
Purchases of property and equipment	(831)	(1,166)
Decrease in escrow receivable and other	—	2,130
Net cash flows (used in) from investing activities	$(531)	$2,264

Net cash outflows and inflows of our net investment activity are generally a result of the timing of our purchases and maturities of securities, which are classified as cash equivalents or short-term securities. We also purchased $0.8 million of property and equipment in the first three months of fiscal year 2022, as compared to $1.2 million in the first three months of fiscal year 2021.

Cash Flows From (Used in) Financing Activities

	Three Months Ended
(In thousands)	February 28, 2022	February 28, 2021
Proceeds from stock-based compensation plans	$4,094	$3,485
Repurchases of common stock	(25,000)	(15,000)
Proceeds from the issuance of debt	7,474	—
Payment of debt issuance costs	(1,957)	—
Payment of principal on long-term debt	(1,719)	(18,763)
Dividend payments to stockholders	(7,784)	(7,854)
Other financing activities	(3,139)	(892)
Net cash flows from (used in) financing activities	$(28,031)	$(39,024)

During the first three months of fiscal year 2022, we received $5.5 million in net proceeds from the issuance of debt. We also received $4.1 million from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $3.5 million in the first three months of fiscal year 2021. Further, we repurchased $25.0 million of our common stock under our share repurchase plan compared to $15.0 million in the same period of the prior year. We also made payments on our long-term debt of $1.7 million in the first three months of fiscal year 2022 compared to $18.8 million in the same period of the prior year (including a $15.0 million repayment on the revolving line of credit). Finally, we made dividend payments of $7.8 million to our stockholders during the first three months of fiscal year 2022, as compared to $7.9 million in the first three months of fiscal year 2021.

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

Liquidity Outlook

Cash from operations in fiscal year 2022 could be affected by various risks and uncertainties, including, but not limited to, the effects of COVID-19 and other risks detailed in Part II, Item 1A titled “Risk Factors.” While the pandemic has not negatively impacted our liquidity and capital resources to date, it has led to increased disruption and volatility in capital markets and credit markets generally which could adversely affect our liquidity and capital resources in the future. However, based on our current business plan, we believe that existing cash balances, together with funds generated from operations and amounts available under our credit facility, will be sufficient to finance our operations and meet our cash requirements for the foreseeable future. We do not contemplate a need for any foreign repatriation of the earnings which are deemed invested indefinitely outside of the U.S. Our foreseeable cash needs include our planned capital expenditures, debt repayments, quarterly cash dividends, share repurchases, acquisitions, lease commitments, restructuring obligations and other long-term obligations.

Legal and Other Regulatory Matters

See discussion regarding legal and other regulatory matters in Part II, Item 1. Legal Proceedings.

Recent Accounting Pronouncements

Refer to Note 1 - Nature of Business and Basis of Presentation (Part I, Item 1 of this Form 10-Q) for further discussion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the first quarter of fiscal year 2022, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our 2021 10-K, for a more complete discussion of the market risks we encounter.

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

(b) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended February 28, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the fiscal quarter ended February 28, 2022 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. The risk factors set forth below that are marked with an asterisk (*) are new or contain changes to the similarly titled risk factors included in our 2021 10-K. The risks discussed below could materially affect our business, financial condition and future results. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results in the future.

Risks Related to Our Ability to Grow Our Business

*Russia's recent invasion of Ukraine, and the international community's response, have created substantial political and economic disruption, uncertainty, and risk. In February 2022, Russia's military action in Ukraine resulted in wide-ranging sanctions and international protests, creating significant political and economic uncertainty at a global level. These and related actions, responses, and consequences may contribute to world-wide economic downturns. We have no way to predict the progress or outcome of the situation, as the conflict and government reactions are rapidly developing and beyond our control. Prolonged unrest, military activities, or broad-based sanctions could have a material adverse effect on our operations and business outlook.

Moreover, given our meaningful reliance on revenue generated outside of North America, which constituted 40% of our total revenue in fiscal 2021, and our reliance on revenue generated in EMEA, which constituted 32% of our total revenue in fiscal 2021, if the invasion of Ukraine disrupts commercial activities in these regions, our business could be harmed. Russia’s invasion of Ukraine may also elevate the risk of cyber-attacks on U.S. companies, and any such cyber-attack could similarly impact or disrupt our commercial activities. Although we cannot predict what the impacts may be, our global operations and reliance on interconnected technology increase the risk to our operations resulting from the invasion.

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

*A failure of our information technology systems could have a material adverse effect on our business. We rely on our technology infrastructure, and the technology infrastructure of third parties, for many functions, including selling our products, supporting our ISVs and other third-party channels, fulfilling orders and billing, and collecting and making payments. This technology infrastructure may be vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist attacks, the outbreak of wars or other armed conflicts, the escalation of hostilities, geopolitical tensions or trade wars, acts of terrorism or “ acts of God,” particularly involving geographies in which we or third parties on whom we depend have operations, computer intrusions, vulnerabilities and viruses, software errors, computer denial-of-service attacks and other events. A significant number of the systems making up this infrastructure are not redundant, and our disaster recovery planning may not be sufficient for every eventuality. This technology infrastructure may fail or be vulnerable to damage or interruption because of actions by third parties or employee error or malfeasance. We may not carry business interruption insurance sufficient to protect us from all losses that may result from interruptions in our services as a result of technology infrastructure failures or to cover all contingencies. Any interruption in the availability of our websites and on-line interactions with customers or partners may cause a reduction in customer or partner satisfaction levels, which in turn could cause additional claims, reduced revenue or loss of customers or partners. Despite any precautions we may take, these problems could result in, among other consequences, a loss of data, loss of confidence in the stability and reliability of our offerings, damage to our reputation, and legal liability, all of which may adversely affect our business, financial condition, operating results and cash flows.

*Our international operations expose us to additional risks, and changes in global economic and political conditions could adversely affect our international operations, our revenue and our net income. Approximately 40% of our total fiscal 2021 revenue, was generated from sales outside North America. Political and/or financial instability, oil price shocks and armed conflict in various regions of the world, including, but not limited to, Russia's invasion of Ukraine in February 2022, can lead to economic uncertainty and may adversely impact our business. Political instability may lead to significant, continuing volatility in global stock markets and currency exchange rate fluctuations. If customers’ buying patterns, decision-making processes, timing of expected deliveries and timing of new projects unfavorably change due to economic or political conditions, there would be a material adverse effect on our business, financial condition and operating results.

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

*If our security measures are breached, our products and services may be perceived as not being secure, customers may curtail or stop using our products and services, and we may incur significant legal and financial exposure. Our products and services involve the storage and transmission of our customers’ proprietary information and may be vulnerable to unauthorized access, computer viruses, cyber-attacks, distributed denial of service attacks and other disruptive problems. Due to the actions of outside parties, employee error, malfeasance, or otherwise, an unauthorized party may obtain access to our data or our customers’ data, which could result in its theft, destruction or misappropriation. Security risks in recent years have increased significantly given the increased sophistication and activities of hackers, organized crime, including state-sponsored organizations and nation-states, and other outside parties. Cyber threats are continuously evolving, increasing the difficulty of defending against them. Increased risks of such attacks and disruptions also exist due to the Russian invasion of Ukraine beginning in February 2022. While we have implemented security procedures and controls to address these threats, our security measures could be compromised or could fail. Any security breach or unauthorized access could result in significant legal and financial exposure, increased costs to defend litigation, indemnity and other contractual obligations, government fines and penalties, damage to our reputation and our brand, and a loss of confidence in the security of our products and services that could potentially have an adverse effect on our business and results of operations. Breaches of our network could disrupt our internal systems and business applications, including services provided to our customers. Additionally, data breaches could compromise technical and proprietary information, harming our competitive position. We may need to spend significant capital or allocate significant resources to ensure effective ongoing protection against the threat of security breaches or to address security related concerns. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose customers. In addition, our insurance coverage may not be adequate to cover all costs related to cybersecurity incidents and the disruptions resulting from such events.

*Catastrophic events may disrupt our business. We rely on our network infrastructure and enterprise applications, internal technology systems and website for our development, marketing, operations, support and sales activities. In addition, we rely on third-party hosted services, and we do not control the operation of third-party data center facilities, which increases our vulnerability. A disruption, infiltration or failure of these systems or third-party hosted services in the event of a major earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunctions, pandemics (including the COVID-19 pandemic), cyber-attack, war (including the Russian invasion of Ukraine), terrorist attack or other catastrophic event that our disaster recovery plans do not adequately address, could cause system interruptions, reputational harm, loss of intellectual property, delays in our product development, lengthy interruptions in our services, breaches of data security and loss of critical data. A catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected, and the adverse effects of any such catastrophic event would be exacerbated if experienced at the same time as another unexpected and adverse event, such as the COVID-19 pandemic and Russian invasion of Ukraine.

Risks Related to Laws and Regulations

*We are subject to risks associated with compliance with laws and regulations globally, which may harm our business. We are a global company subject to varied and complex laws, regulations and customs, both domestically and internationally. These laws and regulations relate to a number of aspects of our business, including trade protection, import and export control, data and transaction processing security, payment card industry data security standards, records management, user-generated content hosted on websites we operate, privacy practices, data residency, corporate governance, anti-trust and competition, employee and third-party complaints, anti-corruption, gift policies, conflicts of interest, securities regulations and other regulatory requirements affecting trade and investment. The application of these laws and regulations to our business is often unclear and may at times conflict. For example, in many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us, including the Foreign Corrupt Practices Act. We cannot provide assurance that our employees, contractors, agents and business partners will not take actions in violation of our internal policies or U.S. laws. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenue and profitability. Non-compliance could also result in fines, damages, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation. In response to the COVID-19 pandemic, federal, state, local and foreign governmental authorities have imposed, and may continue to impose, protocols and restrictions intended to contain the spread of the virus, including limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, quarantines, lockdowns and travel restrictions. Such restrictions have disrupted and may continue to disrupt our business operations and limit our ability to perform critical functions. In response to the Russian invasion of Ukraine, new sanctions have been imposed by the U.S., Canada, the United Kingdom, the European Union, and other countries and companies and organizations against officials, individuals, regions, and industries in Russia and Ukraine. Although we have policies and procedures in place designed to ensure compliance with applicable sanctions, our employees, contractors, and agents may take actions in violation of such policies and applicable law and ultimately we could be held responsible. If we are held responsible for a violation of U.S. sanctions laws, we may be subject to various penalties, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes in the U.S. and various foreign jurisdictions. We are regularly under audit by tax authorities with respect to these non-

income taxes and may have exposure to additional non-income tax liabilities, which could have an adverse effect on our results of operations, financial condition and cash flows.

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

Risks Related to Financial Performance or General Economic Conditions

*Weakness in the U.S. and international economies may result in fewer sales of our products and may otherwise harm our business. We are subject to risks arising from adverse changes in global economic conditions, especially those in the U.S., Europe and Latin America. If global economic conditions weaken, credit markets tighten and/or financial markets become unstable, customers may delay, reduce or forego technology purchases, both directly and through our ISVs, resellers/distributors and OEMs. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. Further, deteriorating economic conditions could adversely affect our customers and their ability to pay amounts owed to us. Due to global supply chain issues, a rise in energy prices and strong consumer demand, inflation is showing signs of acceleration in the United States and globally, which may increase our cost of labor as well as other costs, negatively affect credit and securities markets generally, and further impact customer demand for our products and ability to make payments. Any of these events would likely harm our business, results of operations, financial condition or cash flows.

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

Risks Related to our Indebtedness and Convertible Senior Notes

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations. As of February 28, 2022, we had approximately $621 million of consolidated indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our current or future indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our current or future indebtedness, including the Notes, and our cash needs may increase in the future. In addition, our Credit Agreement contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

We are required to comply with certain financial and operating covenants under our credit facility and to make scheduled debt payments as they become due; any failure to comply with those covenants or to make scheduled payments could cause amounts borrowed under the facility to become immediately due and payable or prevent us from borrowing under the facility. In January 2022, we entered into an amended and restated credit agreement , which provides for a $275.0 million term loan and a $300.0 million revolving loan (which may be increased by an additional $260.0 million if the existing or additional lenders are willing to make such increased commitments). This agreement matures in January 2027, at which time any amounts outstanding will be due and payable in full. We may wish to borrow additional amounts under the facility in the future to support our operations, including for strategic acquisitions and share repurchases.

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

*We may be required to repay the Credit Agreement prior to the stated maturity date, if the springing maturity feature is triggered. The Credit Agreement has a stated maturity date of January 25, 2027, but includes a springing maturity feature that will cause the stated maturity date to spring ahead to the date that is 181 days prior to the maturity date of our Notes subject to certain conditions as set forth in the amended credit agreement, including the repayment of the Notes, the refinancing of the Notes including a maturity date that is at least 181 days after January 25, 2027 and compliance with a liquidity test when all amounts outstanding will be due and payable in full. If such springing maturity feature is triggered, we will be required to pay all amounts outstanding under the credit facility sooner than they would otherwise be due, we may not have sufficient funds available to pay such amounts at that time, and we may not be able to raise additional funds to pay such amounts on a timely basis, on terms we find acceptable, or at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

Information related to the repurchases of our common stock by month in the first quarter of fiscal year 2022 is as follows (in thousands, except per share and share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
December 2021	—	$—	—	$155,000
January 2022	413,448	45.06	413,448	136,000
February 2022	138,023	46.06	138,023	130,000
Total	551,471	$45.31	551,471	$130,000

(1)In January 2020, our Board of Directors increased the total share repurchase authorization from $75.0 million to $250.0 million. As of February 28, 2022, there was $130.0 million remaining under this authorization.

Item 5. Other Information

On March 23, 2022, the Board of Directors adopted the 2022 Fiscal Year Compensation Program for Non-Employee Directors (the “2022 Plan”), which provides for the payment of cash and equity compensation to non-employee members of our Board of Directors in connection with their service to Progress. Except as described below, the 2022 Plan is identical to the compensation plan applicable to directors in 2021.

Under the 2022 Plan, our non-employee directors will be paid an annual retainer of $275,000. This annual retainer will be paid $50,000 in cash and $225,000 in equity (with the equity paid in the form of deferred stock units which convert to shares of common stock only upon a change in control of the Company or the cessation of service on the Board of Directors). The non-executive Chairman of the Board will be paid an additional cash retainer of $75,000. These retainers are the same as the plan applicable to directors in 2021.

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

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.1*†	2022 Fiscal Year Compensation Plan for Non-Employee Directors

10.1***
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

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Yogesh K. Gupta

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Anthony Folger

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101*	The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three months ended February 28, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of February 28, 2022 and November 30, 2021; (ii) Condensed Consolidated Statements of Income for the three months ended February 28, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended February 28, 2022 and 2021; (iv) Condensed Consolidated Statements of Stockholders' Equity for the three months ended February 28, 2022 and 2021; (v) Condensed Consolidated Statements of Cash Flows for the three months ended February 28, 2022 and 2021; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
***	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 27, 2022.
†	Indicates management compensatory plan, contract, or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	April 7, 2022	/s/ YOGESH K. GUPTA
Yogesh K. Gupta
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	April 7, 2022	/s/ ANTHONY FOLGER
Anthony Folger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	April 7, 2022	/s/ DOMENIC LOCOCO
Domenic LoCoco
Chief Accounting Officer
(Principal Accounting Officer)