Form 10-Q
period 2022-05-31
PROGRESS SOFTWARE CORP /MA
filed 2022-07-07
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to _____.
Commission File Number: 0-19417

PROGRESS SOFTWARE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-2746201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Wayside Road, Suite 400
Burlington, Massachusetts 01803
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of June 28, 2022, there were 43,462,098 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(In thousands, except share data)	May 31, 2022	November 30, 2021
Assets
Current assets:
Cash and cash equivalents	$224,863	$155,406
Short-term investments	1,050	1,967
Total cash, cash equivalents and short-term investments	225,913	157,373
Accounts receivable (less allowances of $869 and $634, respectively)	64,733	99,815
Unbilled receivables and contract assets	32,735	25,816
Other current assets	32,488	39,549
Assets held for sale	—	15,255
Total current assets	355,869	337,808
Long-term unbilled receivables and contract assets	24,253	17,464
Property and equipment, net	13,649	14,345
Intangible assets, net	252,360	287,185
Goodwill	673,066	671,152
Right-of-use lease assets	21,364	25,253
Deferred tax assets	4,180	1,415
Other assets	9,841	8,915
Total assets	$1,354,582	$1,363,537
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt, net	$6,234	$25,767
Accounts payable	9,917	9,683
Accrued compensation and related taxes	29,341	47,116
Dividends payable to stockholders	8,094	7,925
Short-term operating lease liabilities	7,843	7,926
Other accrued liabilities	15,469	19,491
Short-term deferred revenue	207,331	205,021
Total current liabilities	284,229	322,929
Long-term debt, net	262,337	239,992
Convertible senior notes, net	351,567	294,535
Long-term operating lease liabilities	18,965	23,130
Long-term deferred revenue	51,249	47,359
Deferred tax liabilities	6,098	14,163
Other noncurrent liabilities	7,991	8,940
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized, 10,000,000 shares; issued, none	—	—
Common stock, $0.01 par value, and additional paid-in capital; authorized, 200,000,000 shares; issued and outstanding, 43,454,288 shares in 2022 and 44,146,193 shares in 2021	435	441
Additional paid-in capital	309,913	354,235
Retained earnings	93,885	90,256
Accumulated other comprehensive loss	(32,087)	(32,443)
Total stockholders’ equity	372,146	412,489
Total liabilities and stockholders’ equity	$1,354,582	$1,363,537
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Revenue:
Software licenses	$44,814	$30,107	$87,564	$63,424
Maintenance and services	103,933	92,381	206,105	180,344
Total revenue	148,747	122,488	293,669	243,768
Costs of revenue:
Cost of software licenses	2,583	1,038	5,192	2,189
Cost of maintenance and services	15,801	14,673	30,946	27,992
Amortization of acquired intangibles	5,573	3,599	11,031	7,120
Total costs of revenue	23,957	19,310	47,169	37,301
Gross profit	124,790	103,178	246,500	206,467
Operating expenses:
Sales and marketing	32,704	29,262	66,173	58,731
Product development	28,643	26,415	57,316	50,963
General and administrative	19,207	16,460	36,198	29,884
Amortization of acquired intangibles	11,892	7,979	23,614	14,858
Restructuring expenses	143	(64)	654	1,093
Acquisition-related expenses	2,736	844	3,648	1,240
Gain on sale of assets held for sale	(10,770)	—	(10,770)	—
Total operating expenses	84,555	80,896	176,833	156,769
Income from operations	40,235	22,282	69,667	49,698
Other (expense) income:
Interest expense	(3,656)	(4,601)	(7,359)	(7,115)
Interest income and other, net	155	4	744	123
Foreign currency gain (loss), net	111	(621)	(255)	(878)
Total other expense, net	(3,390)	(5,218)	(6,870)	(7,870)
Income before income taxes	36,845	17,064	62,797	41,828
Provision for income taxes	7,735	3,507	13,233	9,310
Net income	$29,110	$13,557	$49,564	$32,518
Earnings per share:
Basic	$0.67	$0.31	$1.13	$0.74
Diluted	$0.66	$0.30	$1.11	$0.73
Weighted average shares outstanding:
Basic	43,575	43,818	43,778	43,963
Diluted	44,253	44,472	44,480	44,562

Cash dividends declared per common share	$0.175	$0.175	$0.350	$0.350
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
(In thousands)	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Net income	$29,110	$13,557	$49,564	$32,518
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5,104)	1,876	(3,323)	3,101
Unrealized gain on hedging activity, net of tax provision of $643 and $1,165 for the second quarter and first six months of 2022, respectively and net of tax provision of $76 and $347 for the second quarter and first six months of 2021, respectively	2,038	235	3,691	1,072
Unrealized loss on investments, net of tax benefit of $1 and $4 for the second quarter and first six months of 2022 and net of tax provision of $30 and a tax benefit of $12 for the second quarter and first six months of 2021, respectively	(5)	(53)	(12)	(39)
Total other comprehensive income, net of tax	(3,071)	2,058	356	4,134
Comprehensive income	$26,039	$15,615	$49,920	$36,652

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders’ Equity

	Six Months Ended May 31, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2021	44,146	$441	$354,235	$90,256	$(32,443)	$412,489
Cumulative effect of adoption of ASU 2020-06	—	—	(47,456)	4,893	—	(42,563)
Issuance of stock under employee stock purchase plan	178	2	5,211	—	—	5,213
Exercise of stock options	60	1	2,235	—	—	2,236
Vesting of restricted stock units and release of deferred stock units	188	2	(2)	—	—	—
Withholding tax payments related to net issuance of RSUs	—	—	(5,405)	—	—	(5,405)
Stock-based compensation	—	—	17,471	—	—	17,471
Dividends declared	—	—	—	(15,742)	—	(15,742)
Treasury stock repurchases and retirements	(1,118)	(11)	(16,376)	(35,086)	—	(51,473)
Net income	—	—	—	49,564	—	49,564
Other comprehensive income	—	—	—	—	356	356
Balance, May 31, 2022	43,454	$435	$309,913	$93,885	$(32,087)	$372,146

	Three Months Ended May 31, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, March 1, 2022	43,766	$438	$303,240	$93,661	$(29,016)	$368,323
Issuance of stock under employee stock purchase plan	115	1	3,385	—	—	3,386
Exercise of stock options	41	1	1,600	—	—	1,601
Vesting of restricted stock units and release of deferred stock units	98	1	(1)	—	—	—
Withholding tax payments related to net issuance of RSUs	—	—	(2,266)	—	—	(2,266)
Stock-based compensation	—	—	9,357	—	—	9,357
Dividends declared	—	—	—	(7,821)	—	(7,821)
Treasury stock repurchases and retirements	(566)	(6)	(5,402)	(21,065)	—	(26,473)
Net income	—	—	—	29,110	—	29,110
Other comprehensive income	—	—	—	—	(3,071)	(3,071)
Balance, May 31, 2022	43,454	$435	$309,913	$93,885	$(32,087)	$372,146

	Six Months Ended May 31, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2020	44,241	$442	$305,802	$72,547	$(32,778)	$346,013
Issuance of stock under employee stock purchase plan	145	1	4,039	—	—	4,040
Exercise of stock options	56	1	1,831	—	—	1,832
Vesting of restricted stock units and release of deferred stock units	100	1	(1)	—	—	—
Withholding tax payments related to net issuance of RSUs	—	—	(2,373)	—	—	(2,373)
Stock-based compensation	—	—	15,146	—	—	15,146
Equity components of Notes, net of issuance costs and tax	—	—	47,797	—	—	47,797
Purchase of capped calls, net of tax	—	—	(32,752)	—	—	(32,752)
Dividends declared	—	—	—	(15,634)	—	(15,634)
Treasury stock repurchases and retirements	(797)	(8)	(5,862)	(29,130)	—	(35,000)
Net income	—	—	—	32,518	—	32,518
Other comprehensive loss	—	—	—	—	4,134	4,134
Balance, May 31, 2021	43,745	$437	$333,627	$60,301	$(28,644)	$365,721

	Three Months Ended May 31, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, March 1, 2021	44,000	$440	$311,697	$71,118	$(30,702)	$352,553
Issuance of stock under employee stock purchase plan	89	—	2,495	—	—	2,495
Exercise of stock options	28	1	914	—	—	915
Vesting of restricted stock units and release of deferred stock units	72	1	(1)	—	—	—
Withholding tax payments related to net issuance of RSUs	—	—	(1,481)	—	—	(1,481)
Stock-based compensation	—	—	8,362	—	—	8,362
Equity components of Notes, net of issuance costs and tax	—	—	47,797	—	—	47,797
Purchase of capped calls, net of tax	—	—	(32,752)	—	—	(32,752)
Dividends declared	—	—	—	(7,783)	—	(7,783)
Treasury stock repurchases and retirements	(444)	(5)	(3,404)	(16,591)	—	(20,000)
Net income	—	—	—	13,557	—	13,557
Other comprehensive loss	—	—	—	—	2,058	2,058
Balance, May 31, 2021	43,745	$437	$333,627	$60,301	$(28,644)	$365,721

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
(In thousands)	May 31, 2022	May 31, 2021
Cash flows from operating activities:
Net income	$49,564	$32,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,432	2,741
Amortization of acquired intangibles and other	35,111	22,267
Amortization of debt discount and issuance costs on Notes	1,054	1,683
Stock-based compensation	17,471	15,146
Non-cash lease expense	4,033	4,183
Loss on disposal of property and equipment	8	3
Gain on sale of assets held for sale	(10,770)
Deferred income taxes	1,735	(705)
Allowances for bad debt and sales credits	339	(358)
Changes in operating assets and liabilities:
Accounts receivable	19,894	29,105
Other assets	6,833	1,722
Inventories	738	—
Accounts payable and accrued liabilities	(20,330)	(11,554)
Lease liabilities	(4,337)	(4,467)
Income taxes payable	(200)	(1,059)
Deferred revenue	8,778	8,153
Net cash flows from operating activities	112,353	99,378
Cash flows from investing activities:
Sales and maturities of investments	900	2,650
Purchases of property and equipment	(1,979)	(2,116)
Proceeds from sale of long-lived assets, net	25,998	—
Decrease in escrow receivable and other	—	2,130
Net cash flows from investing activities	24,919	2,664
Cash flows (used in) from financing activities:
Proceeds from stock-based compensation plans	7,771	6,300
Payments for taxes related to net share settlements of equity awards	(5,405)	(2,373)
Repurchases of common stock	(51,473)	(35,000)
Proceeds from issuance of senior convertible notes, net of issuance costs of $9.9 million	—	350,100
Purchase of capped calls	—	(43,056)
Dividend payments to stockholders	(15,573)	(15,617)
Proceeds from the issuance of debt	7,474	—
Payment of principal on long-term debt	(3,435)	(106,025)
Payment of debt issuance costs	(1,957)	(904)
Net cash flows (used in) from financing activities	(62,598)	153,425
Effect of exchange rate changes on cash	(5,217)	3,903
Net increase in cash and cash equivalents	69,457	259,370
Cash and cash equivalents, beginning of period	155,406	97,990
Cash and cash equivalents, end of period	$224,863	$357,360

Condensed Consolidated Statements of Cash Flows, continued

	Six Months Ended
	May 31, 2022	May 31, 2021
Supplemental disclosure:
Cash paid for income taxes, net of refunds of $364 in 2022 and $488 in 2021	$4,982	$6,677
Cash paid for interest	$3,291	$4,480
Non-cash investing and financing activities:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$18,204	$8,698
Dividends declared	$8,094	$7,921
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

Our products are generally sold as perpetual licenses, but certain products also use term licensing models and our cloud-based offerings use a subscription-based model. More than half of our worldwide license revenue is realized through relationships with indirect channel partners (principally independent software vendors), original equipment manufacturers ("OEMs"), distributors and value-added resellers. Independent software vendors develop and market applications using our technology and resell our products in conjunction with sales of their own products that incorporate our technology. OEMs are companies that embed our products into their own software products or devices. Value-added resellers are companies that add features or services to our product, then resell it as an integrated product or complete "turn-key" solution.

We operate in North and Latin America (the "Americas"); Europe, the Middle East and Africa ("EMEA"); and the Asia Pacific region, through local subsidiaries as well as independent distributors.

Basis of Presentation and Significant Accounting Policies - We prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements and these unaudited financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2021, as filed with the SEC on January 27, 2022, as amended by a Form 10-K/A filed on March 30, 2022 (together, the "2021 10-K").

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

Note 2: Cash, Cash Equivalents and Investments

A summary of our cash, cash equivalents and available-for-sale investments at May 31, 2022 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$198,897	$—	$—	$198,897
Money market funds	25,966	—	—	25,966
U.S. treasury bonds	750	—	—	750
Corporate bonds	300	—	—	300
Total	$225,913	$—	$—	$225,913

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2021 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$130,371	$—	$—	$130,371
Money market funds	25,035	—	—	25,035
U.S. treasury bonds	748	9	—	757
Corporate bonds	1,203	7	—	1,210
Total	$157,357	$16	$—	$157,373

Such amounts are classified on our condensed consolidated balance sheets as follows (in thousands):

	May 31, 2022		November 30, 2021
	Cash and Equivalents	Short-Term Investments	Cash and Equivalents	Short-Term Investments
Cash	$198,897	$—	$130,371	$—
Money market funds	25,966	—	25,035	—
U.S. treasury bonds	—	750	—	757
Corporate bonds	—	300	—	1,210
Total	$224,863	$1,050	$155,406	$1,967

The fair value of debt securities by contractual maturity due in one year or less was $1.1 million and $2.0 million as of May 31, 2022 and November 30, 2021, respectively. There were no debt securities by contractual maturity due after one year as of May 31, 2022 or November 30, 2021.

We did not hold any investments with continuous unrealized losses as of May 31, 2022 or November 30, 2021.

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

We have designated the interest rate swap as a cash flow hedge and assess the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. To the extent that the interest rate swap is highly effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative are included as a component of other comprehensive loss on our condensed consolidated balance sheets. Although we have determined at the onset of the hedge that the interest rate swap will be a highly effective hedge throughout the term of the contract, any portion of the fair value swap subsequently determined to be ineffective will be recognized in earnings. On January 25, 2022, we amended our prior credit facility (see Note 8: Debt). We reassessed the hedge in connection with the debt amendment and determined that it is still highly effective. As of May 31, 2022, the fair value of the hedge was a gain of $1.8 million, which was included in other assets on our condensed consolidated balance sheets.

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

	May 31, 2022		November 30, 2021
	Notional Value	Fair Value	Notional Value	Fair Value
Interest rate swap contracts designated as cash flow hedges	$127,500	$1,778	$133,125	$(3,078)

Forward Contracts

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on intercompany accounts receivable and loans receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries.

All forward contracts are recorded at fair value on the consolidated balance sheets at the end of each reporting period and expire between 30 days and 3 years from the date the contract was entered. At May 31, 2022, $1.6 million and $0.4 million was recorded in other noncurrent liabilities and other current assets on our condensed consolidated balance sheets. At November 30, 2021, $0.3 million and $0.1 million were recorded in other noncurrent liabilities and other accrued liabilities, respectively, on our condensed consolidated balance sheets.

In the three and six months ended May 31, 2022, realized and unrealized losses of $3.9 million and $3.6 million, respectively, from our forward contracts were recognized in foreign currency gain (loss), net, on our condensed consolidated statements of operations. In the three and six month ended May 31, 2021, realized and unrealized gains of $0.9 million and $2.6 million, respectively, from our forward contracts were recognized in foreign currency gain (loss), net, on our condensed consolidated statements of operations. These gains and losses were substantially offset by realized and unrealized gains and losses in the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	May 31, 2022		November 30, 2021
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$84,291	$(1,206)	$79,777	$(371)
Forward contracts to purchase U.S. dollars	737	(8)	119	(1)
Total	$85,028	$(1,214)	$79,896	$(372)

Note 4: Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at May 31, 2022 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$25,966	$25,966	$—	$—
U.S. treasury bonds	750	—	750	—
Corporate bonds	300	—	300	—
Interest rate swap	1,778	—	1,778	—
Liabilities
Foreign exchange derivatives	$(1,214)	$—	$(1,214)	$—

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

Fair Value of the Convertible Senior Notes

The Notes’ fair value, inclusive of the conversion feature embedded in the Notes, was $367.7 million as of May 31, 2022. The fair value was determined based on the Notes’ quoted price in an over-the-counter market on the last trading day of the reporting period and classified within Level 1 in the fair value hierarchy. See Note 8: Debt for additional information.

Note 5: Inventories

The components of inventories were as follows (in thousands):

	May 31, 2022	November 30, 2021
Raw materials	$1,001	$1,920
Work in process	—	—
Finished goods	1,779	1,631
Total	$2,780	$3,551

At May 31, 2022 and November 30, 2021, the inventories balances of $2.8 million and $3.6 million were recorded in other current assets on the condensed consolidated balance sheets.

Note 6: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes (in thousands):

	May 31, 2022			November 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$212,700	$(139,832)	$72,868	$212,700	$(128,797)	$83,903
Customer-related	306,308	(140,627)	165,681	306,308	(119,357)	186,951
Trademarks and trade names	37,611	(23,800)	13,811	37,611	(21,556)	16,055
Non-compete agreement	2,000	(2,000)	—	2,000	(1,724)	276
Total	$558,619	$(306,259)	$252,360	$558,619	$(271,434)	$287,185

In the three and six months ended May 31, 2022, amortization expense related to intangible assets was $17.5 million and $34.6 million, respectively. In the three and six months ended May 31, 2021, amortization expense related to intangible assets was $11.6 million and $22.0 million, respectively.

Future amortization expense for intangible assets as of May 31, 2022, is as follows (in thousands):

Remainder of 2022	$34,542
2023	68,895
2024	56,079
2025	45,569
2026	35,875
Thereafter	11,400
Total	$252,360

Goodwill

Changes in the carrying amount of goodwill in the six months ended May 31, 2022 are as follows (in thousands):

Balance, November 30, 2021	$671,152
Measurement period adjustments	1,886
Translation adjustments	28
Balance, May 31, 2022	$673,066

Note 7: Business Combinations

Kemp Acquisition

On November 1, 2021, we completed the acquisition of the parent company of Kemp Technologies, Inc. (“Kemp”), which is described in greater detail in our 2021 10-K. The acquisition was completed for a base purchase price of $258.0 million (subject to certain customary adjustments) in cash.

The acquisition consideration for Kemp has been preliminarily allocated to Kemp’s tangible assets, identifiable intangible assets, and assumed liabilities based on their estimated fair values. The preliminary fair value estimates of the net assets acquired are based upon preliminary calculations and valuations, and those estimates and assumptions are subject to change as we obtain additional information for those estimates during the measurement period (up to one year from the acquisition date). The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities was recorded as goodwill.

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

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) and certain acquisition restructuring and related charges are not included as a component of consideration transferred but are required to be expensed as incurred. During the three and six months ended May 31, 2022, we incurred approximately $0.4 million and $0.8 million of acquisition-related costs, which are included in acquisition-related expenses on our consolidated statement of operations.

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

(in thousands, except per share data)	Pro Forma Three Months Ended May 31, 2021
Revenue	$139,115
Net income	$12,285
Net income per basic share	$0.28
Net income per diluted share	$0.28

(in thousands, except per share data)	Pro Forma Six Months Ended May 31, 2021
Revenue	$274,637
Net income	$29,463
Net income per basic share	$0.67
Net income per diluted share	$0.66

Chef Acquisition

On October 5, 2020, we completed the acquisition of Chef Software Inc. (“Chef”), which is described in greater detail in our 2021 10-K. The acquisition was completed for a base purchase price of $220.0 million (subject to certain customary adjustments) in cash. We funded the acquisition through a combination of existing cash resources and by drawing down $98.5 million from our then-existing revolving credit facility (Note 8).

The acquisition considerations for Chef has been allocated to Chef’s tangible assets, identifiable intangible assets, and assumed liabilities based on their estimated fair values. The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities was recorded as goodwill.

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

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) and certain acquisition restructuring and related charges are not included as a component of consideration transferred but are required to be expensed as incurred. During the three and six months ended May 31, 2022, we incurred approximately $0.1 million of acquisition-related costs, which are included in acquisition-related expenses on our consolidated statement of operations.

The operations of Chef were included in our operating results beginning on the date of acquisition. We determined that disclosing the amount of Chef related earnings included in the consolidated statements of operations is impracticable, as certain operations of Chef were integrated into the operations of the Company from the date of acquisition.

Note 8: Debt

The Company adopted ASU 2020-06 on December 1, 2021. See Note 1 for further discussion of this recently adopted accounting policy. As of May 31, 2022, future maturities of the Company's long-term debt were as follows:

(In thousands)	2026 Notes	Revolving Credit Facility	Total
Remainder of 2022	$—	$3,438	$3,438
2023	—	6,875	6,875
2024	—	13,750	13,750
2025	—	20,625	20,625
2026	—	20,625	20,625
2027	360,000	206,250	566,250
Total face value of long-term debt	360,000	271,563	631,563
Unamortized discount and issuance costs	(8,433)	(2,992)	(11,425)
Less current portion of long-term debt, net	—	(6,234)	(6,234)
Long-term debt	$351,567	$262,337	$613,904

Notes Payable

Convertible Senior Notes and Capped Calls

In April 2021, the Company issued, in a private placement to certain initial purchasers in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act in transactions not involving any public offering, for resale by the initial purchasers to persons whom the initial purchasers believe are qualified institutional buyers pursuant to Rule144A under the Securities Act, the Notes with an aggregate principal amount of $325.0 million, due April 15, 2026, unless earlier repurchased, redeemed or converted. The proceeds from the Notes were used or are anticipated to be used for the Capped Call Transactions (described below), working capital, and other general corporate purposes, including acquisitions. There are no required principal payments prior to maturity. In addition, the Company also granted the initial purchasers of the Notes an option to purchase up to an additional $50.0 million aggregate principal amount of the Notes, for settlement within a 13-day period beginning on, and including, April 13, 2021, of which $35.0 million of additional Notes were purchased for total proceeds of $360.0 million. The Notes bear interest at an annual rate of 1%, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2021. The Company incurred approximately $10.8 million in issuance cost for the issuance of the Notes. During the six months ended May 31, 2022, the Company did not enter into any new or amended Notes.

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

Repurchase Rights

On or after April 20, 2024, and on or before the 50th scheduled trading day immediately before the maturity date, the Company may redeem for cash all or part of the Notes, subject to the partial redemption limitation, at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest, if the last reported sale price per share of the Company’s common stock exceeded 130% of the conversion price on; (i) each of at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides a redemption notice and (ii) the trading day immediately before the date the Company sends such notice. Pursuant to the partial redemption limitation, the Company may not elect to redeem less than all of the outstanding Notes unless at least $100.0 million aggregate principal amount of Notes are outstanding and not subject to redemption as of the time it sends the related redemption notice.

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

Refer to Note 1, Basis of Presentation for further details on the impact of adoption.

Interest expense related to the Notes:

	Three Months Ended		Six Months Ended
(In thousands)	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Contractual interest expense (1% coupon)	$910	$470	$1,790	$470
Amortization of debt discount and issuance costs	529	1,682	1,054	1,682
	$1,439	$2,152	$2,844	$2,152

Prior to adoption of ASU 2020-06, the effective interest rate for the Notes was 5.71%. After the adoption of ASU 2020-06, the effective interest rate for the Notes is 1.63%.

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

The Credit Agreement matures on the earlier of (i) January 25, 2027, and (ii) the date that is 181 days prior to the maturity date of our Notes subject to certain conditions as set forth in the Credit Agreement, including the repayment of the Notes, the refinancing of the Notes including a maturity date that is at least 181 days after January 25, 2027 and compliance with a liquidity test when all amounts outstanding will be due and payable in full. The revolving line of credit does not require amortization of principal. The outstanding balance of the term loan as of May 31, 2022 was $271.6 million, with $6.9 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended February 28, 2022. The principal repayment amounts are in accordance with the following schedule: (i) eight payments of $1.7 million each, (ii) four payments of $3.4 million each, (iii) eight payments of $5.2 million each, and (iv) the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of May 31, 2022, the carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds. The interest rate as of May 31, 2022 was 2.63%.

Costs incurred to obtain our long-term debt of $3.2 million, including $1.1 million of unamortized debt issuance costs related to the previous credit agreement, are recorded as debt issuance costs as a direct deduction from the carrying value of the long-term debt liability on our condensed consolidated balance sheets as of May 31, 2022. These costs are being amortized over the term of the Credit Agreement using the effective interest rate method. Amortization expense related to the debt issuance costs was $0.2 million and $0.1 million, for the three months ended May 31, 2022 and May 31, 2021, respectively. Amortization expense related to the debt issuance costs was $0.5 million and $0.3 million for the six months ended May 31, 2022 and May 31, 2021, respectively. These amounts are recorded in interest expense on our condensed consolidated statements of operations.

The revolving line of credit may be borrowed, repaid, and reborrowed until January 25, 2027, at which time all amounts outstanding must be repaid. As of May 31, 2022, there were no amounts outstanding under the revolving line of credit and $2.1 million of letters of credit outstanding.

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

The components of operating lease cost for the three and six months ended May 31, 2022 were as follows (in thousands):

	Three Months Ended	Six Months Ended
	May 31, 2022	May 31, 2022
Lease costs under long-term operating leases	$1,820	$3,584
Lease costs under short-term operating leases	17	31
Variable lease cost under short-term and long-term operating leases(1)	173	294
Total operating lease cost	$2,010	$3,909
(1) Lease costs that are not fixed at lease commencement.

The components of operations lease cost for the three and six months ended May 31, 2021 were as follows (in thousands):

	Three Months Ended	Six Months Ended
	May 31, 2021	May 31, 2021
Lease costs under long-term operating leases	$2,009	$4,144
Lease costs under short-term operating leases	4	19
Variable lease cost under short-term and long-term operating leases(1)	35	150
Operating lease right-of-use asset impairment	36	36
Total operating lease cost	$2,084	$4,349
(1) Lease costs that are not fixed at lease commencement.

The table below presents supplemental cash flow information related to leases during the three and six months ended May 31, 2022 (in thousands):

	Three Months Ended	Six Months Ended
	May 31, 2022	May 31, 2022
Cash paid for leases	$2,191	$4,337
Right-of-use assets recognized for new leases and amendments (non-cash)	$80	$301

The table below presents supplemental cash flow information related to leases during the three and six months ended May 31, 2021 (in thousands):

	Three Months Ended	Six Months Ended
	May 31, 2021	May 31, 2021
Cash paid for leases	$2,209	$4,467
Right-of-use assets recognized for new leases and amendments (non-cash)	$1,309	$3,647

Weighted average remaining lease term in years and weighted average discount rate are as follows:

	May 31, 2022	November 30, 2021
Weighted average remaining lease term in years	3.73	4.15
Weighted average discount rate	2.6%	2.6%

Future payments under non-cancellable leases are as follows (in thousands):

May 31, 2022
Remainder of 2022	$4,343
2023	8,070
2024	7,676
2025	5,005
2026	1,808
Thereafter	1,306
Total lease payments	28,208
Less imputed interest(1)	(1,400)
Present value of lease liabilities	$26,808
(1) Lease liabilities are measured at the present value of the remaining lease payments using a discount rate determined at lease commencement unless the discount rate is updated as a result of a lease reassessment event.

Note 10: Common Stock Repurchases

In January 2020, our Board of Directors increased the total share repurchase authorization from $75 million to $250 million. In the three months ended May 31, 2022 and May 31, 2021, we repurchased and retired 0.6 million shares for $26.5 million and 0.4 million shares for $20.0 million, respectively. In the six months ended May 31, 2022 and May 31, 2021, we repurchased and retired 1.1 million shares for $51.5 million and 0.8 million shares for $35.0 million, respectively. The shares were repurchased in both periods as part of our Board of Directors authorized share repurchase program. As of May 31, 2022, there was $103.5 million remaining under the current authorization.

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

The following table provides the classification of stock-based compensation as reflected on our condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Cost of maintenance and services	$472	$468	$883	$860
Sales and marketing	690	1,752	2,092	3,255
Product development	2,740	2,412	4,962	4,331
General and administrative	5,455	3,730	9,534	6,700
Total stock-based compensation	$9,357	$8,362	$17,471	$15,146

Note 12: Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss during the six months ended May 31, 2022 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized (Losses) on Investments	Unrealized (Losses) Gains on Hedging Activity	Accumulated Other Comprehensive Loss
Balance, December 1, 2021	$(30,055)	$(49)	$(2,339)	$(32,443)
Other comprehensive income before reclassifications, net of tax	(3,323)	(12)	3,691	356
Balance, May 31, 2022	$(33,378)	$(61)	$1,352	$(32,087)

The tax effect on accumulated unrealized (losses) gains on hedging activity and unrealized (losses) on investments was $0.5 million and $0.7 million as of May 31, 2022 and November 30, 2021, respectively.

Note 13: Revenue Recognition

Timing of Revenue Recognition

Our revenues are derived from licensing our products, and from related services, which consist of maintenance, hosting services, and consulting and education. Information relating to revenue from external customers by revenue type is as follows (in thousands):

	Three Months Ended		Six Months Ended
(In thousands)	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Performance obligations transferred at a point in time:
Software licenses	$44,814	$30,107	$87,564	$63,424
Performance obligations transferred over time:
Maintenance	91,331	80,069	181,294	157,046
Services	12,602	12,312	24,811	23,298
Total revenue	$148,747	$122,488	$293,669	$243,768

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

	Three Months Ended		Six Months Ended
(In thousands)	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
North America	$85,394	$71,094	$163,487	$142,599
EMEA	49,634	41,321	103,336	81,561
Latin America	4,678	3,753	8,561	7,246
Asia Pacific	9,041	6,320	18,285	12,362
Total revenue	$148,747	$122,488	$293,669	$243,768

No single customer, partner, or country outside of the U.S. has accounted for more than 10% of our total revenue for the three months ended May 31, 2022 and May 31, 2021.

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

As of May 31, 2022, invoicing of our long-term unbilled receivables is expected to occur as follows (in thousands):

2023	$8,025
2024	8,341
2025	5,583
2026	1,891
Total	$23,840

Contract assets, which arise when revenue is recognized prior to invoicing and the right to the amount due from customers is conditioned on something other than the passage of time, such as the completion of a related performance obligation, were $3.0 million as of May 31, 2022 and $5.0 million as of November 30, 2021. These amounts are included in unbilled receivables or long-term unbilled receivables on our condensed consolidated balance sheets.

Deferred Revenue

Deferred revenue is recorded when revenue is recognized subsequent to customer invoicing. Our deferred revenue balance is primarily made up of deferred maintenance.

As of May 31, 2022, the changes in deferred revenue were as follows (in thousands):

Balance, December 1, 2021	$252,380
Billings and other	299,869
Revenue recognized	(293,669)
Balance, May 31, 2022	$258,580

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of May 31, 2022, transaction price allocated to remaining performance obligations was $265 million. We expect to recognize approximately 80% of the revenue within the next year and the remainder thereafter.

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

Certain of our sales incentive programs meet the requirements to be capitalized. Depending upon the sales incentive program and the related revenue arrangement, such capitalized costs are amortized over the longer of (i) the product life, which is generally three to five years; or (ii) the term of the related revenue contract. We determined that a three to five year product life represents the period of benefit that we receive from these incremental costs based on both qualitative and quantitative factors, which include customer contracts, industry norms, and product upgrades. Total deferred contract costs were $8.0 million and $7.9 million as of May 31, 2022 and November 30, 2021, respectively, and are included in other current assets and other assets on our condensed consolidated balance sheets. Amortization of deferred contract costs is included in sales and marketing expense on our condensed consolidated statement of operations and was minimal in all periods presented.

Note 14: Restructuring Charges

The following table provides a summary of activity for our restructuring actions, which are detailed further below (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2021	$4,483	$1,889	$6,372
Costs incurred	208	446	654
Cash disbursements	(508)	(1,837)	(2,345)
Balance, May 31, 2022	$4,183	$498	$4,681

During the fourth quarter of fiscal year 2021, we restructured our operations in connection with the acquisition of Kemp (Note 7). This restructuring resulted in a reduction in redundant positions, primarily within the administrative functions of Kemp.

For the three months ended May 31, 2022, we incurred minimal expenses related to this restructuring. For the six months ended May 31, 2022, we incurred expenses of $0.4 million, related to this restructuring. The expenses are recorded as restructuring expenses in the consolidated statements of operations.

A summary of activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2021	$—	$1,882	$1,882
Costs incurred	—	446	446
Cash disbursements	—	(1,830)	(1,830)
Balance, May 31, 2022	$—	$498	$498

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2022. Accordingly, the balance of the restructuring liability of $0.5 million is included in other accrued liabilities on the consolidated balance sheet at May 31, 2022.

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

For the three and six months ended May 31, 2022, we incurred expenses of $0.1 million and $0.2 million, respectively, related to this restructuring. The expenses are recorded as restructuring expenses in the consolidated statements of operations.

A summary of activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2021	$4,483	$7	$4,490
Costs incurred	208	—	208
Cash disbursements	(508)	(7)	(515)
Balance, May 31, 2022	$4,183	$—	$4,183

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2022. Accordingly, the balance of the restructuring liability of $4.2 million is included in other accrued liabilities, and short-term and long-term lease liabilities on the consolidated balance sheet at May 31, 2022.

We expect to incur additional expenses as part of this action related to employee costs and facility closures as we consolidate offices in various locations during fiscal year 2022, but we do not expect these costs to be material.

Note 15: Income Taxes

Our income tax provision for the second quarter of fiscal years 2022 and 2021 reflects our estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events, which are recorded in the period in which they occur. The estimates are reevaluated each quarter based on our estimated tax expense for the full fiscal year.

Our effective tax rate was 21% in the second fiscal quarter of both 2022 and 2021.There were no significant discrete tax items in the second fiscal quarter of either 2022 or 2021.

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

	Three Months Ended		Six Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Net income	$29,110	$13,557	$49,564	$32,518
Weighted average shares outstanding	43,575	43,818	43,778	43,963
Basic earnings per common share	$0.67	$0.31	$1.13	$0.74

Diluted earnings per common share:
Net income	$29,110	$13,557	$49,564	$32,518
Weighted average shares outstanding	43,575	43,818	43,778	43,963
Effect of dilution from common stock equivalents	678	654	702	599
Diluted weighted average shares outstanding	44,253	44,472	44,480	44,562
Diluted earnings per share	$0.66	$0.30	$1.11	$0.73

We excluded stock awards representing approximately 1,904,000 and 1,720,000 shares of common stock from the calculation of diluted earnings per share in the three and six months ended May 31, 2022, respectively, as these awards were anti-dilutive. In the three and six months ended May 31, 2021, we excluded stock awards representing 1,396,000 shares and 1,237,000 shares of common stock, respectively, from the calculation of diluted earnings per share as they were anti-dilutive.

As a result of our adoption of ASU 2020-06 on December 1, 2021, the dilutive impact of the Notes on our calculation of diluted net income per share is considered using the if-converted method. However, because the principal amount of the Notes must be settled in cash, the dilutive impact of applying the if-converted method is limited to the in-the-money portion, if any, of the Notes. During the three and six months ended May 31, 2022, we did not include the Notes in our diluted earnings per share calculation because the conversion feature in the Notes was out of the money. For periods prior to our December 1, 2021 adoption of ASU 2020-06, we applied the treasury stock method to account for the dilutive impact of the Notes for diluted earnings per share purposes.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. We make estimates and assumptions in the preparation of our consolidated financial statements that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. However, actual results may differ from these estimates. The most significant estimates relate to: the timing and amounts of revenue recognition, including the determination of the nature and timing of the satisfaction of performance obligations, the standalone selling price of performance obligations, and the transaction price allocated to performance obligations; the realization of tax assets and estimates of tax liabilities; fair values of investments in marketable securities; assets held for sale; intangible assets and goodwill valuations; the recognition and disclosure of contingent liabilities; the collectability of accounts receivable; and assumptions used to determine the fair value of stock-based compensation. This is not a comprehensive list of all of our accounting policies. For further information regarding the application of these and other accounting policies, see Note 1 to our Consolidated Financial Statements in Item 8 of our 2021 10-K.

Cautionary Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “believe,” “may,” “could,” “would,” “might,” “should,” “expect,” “intend,” “plan,” “target,” “anticipate” and “continue,” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are a number of factors that could cause actual results or future events to differ materially from those anticipated by the forward-looking statements, including, without limitation: (i) Economic, geopolitical and market conditions can adversely affect our business, results of operations and financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price; (ii) we may fail to achieve our financial forecasts due to such factors as delays or size reductions in transactions, fewer large transactions in a particular quarter, fluctuations in currency exchange rates, or a decline in our renewal rates for contracts; (iii) our ability to successfully manage transitions to new business models and markets, including an increased emphasis on a cloud and subscription strategy, may not be successful; (iv) if we are unable to develop new or sufficiently differentiated products and services, or to enhance and improve our existing products and services in a timely manner to meet market demand, partners and customers may not purchase new software licenses or subscriptions or purchase or renew support contracts; (v) We depend upon our extensive partner channel and we may not be successful in retaining or expanding our relationships with channel partners; (vi) our international sales and operations subject us to additional risks that can adversely affect our operating results, including risks relating to foreign currency gains and losses; (vii) If the security measures for our software, services, other offerings or our internal information technology infrastructure are compromised or subject to a successful cyber-attack, or if our software offerings contain significant coding or configuration errors, we may experience reputational harm, legal claims and financial exposure; (viii) we have made acquisitions, and may make acquisitions in the future, and those acquisitions may not be successful, may involve unanticipated costs or other integration issues or may disrupt our existing operations; (ix) delay or failure to realize the expected synergies and benefits of the Kemp acquisition could negatively impact our future results of operations and financial condition; (x) the continuing impact of the coronavirus disease (COVID-19) outbreak on our employees, customers, partners, and the global financial markets could adversely affect our business, results of operations and financial condition; (xi) Russia's recent invasion of Ukraine, and the international community's response, have created substantial political and economic disruption, uncertainty, and risk. For further information regarding risks and uncertainties associated with Progress' business, please refer to Part II, Item 1A (Risk Factors) in our Quarterly Report on Form 10-Q, as

filed with the SEC on April 7, 2022; and in Part I, Item 1A (Risk Factors) in our 2021 10-K. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure you that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.

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

Total Growth Strategy Driven by Accretive M&A. We are pursuing a total growth strategy driven by accretive acquisitions of businesses within the infrastructure software space, with products that appeal to both IT organizations and individual developers. These acquisitions must meet strict financial and other criteria, which help further our goal to provide significant stockholder returns by providing scale and increased cash flows. In April 2019, we acquired Ipswitch, Inc.; in October 2020, we acquired Chef Software, Inc.; and in November 2021, we acquired Kemp Technologies. These acquisitions met our strict financial criteria.

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

In the first six months of 2022, we repurchased and retired 1.1 million shares of our common stock for $51.5 million. As of May 31, 2022, there was $103.5 million remaining under share repurchase authorization. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand or discontinue the repurchase program at any time.

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

We derive a significant portion of our revenue from international operations, which are primarily conducted in foreign currencies. As a result, changes in the value of these foreign currencies relative to the U.S. dollar have significantly impacted our results of operations and may impact our future results of operations. Since approximately one-third of our revenue is denominated in foreign currency, and given the recent volatility in the global economy, our revenue results in the second fiscal quarter of 2022 were impacted by fluctuations in foreign currency exchange rates.

Results of Operations

Revenue

	Three Months Ended		% Change
(In thousands)	May 31, 2022	May 31, 2021	As Reported	Constant Currency
Revenue	$148,747	$122,488	21%	24%

	Six Months Ended		% Change
(In thousands)	May 31, 2022	May 31, 2021	As Reported	Constant Currency
Revenue	$293,669	$243,768	20%	23%

Total revenue increased in both the second fiscal quarter and six month period ended May 31, 2022 as compared to the same periods last year primarily due to our acquisition of Kemp in the fourth quarter of fiscal year 2021, as well as increases in our DataDirect and Chef product offerings. These increases were partially offset by the negative impact of foreign exchange on license and maintenance revenue in our EMEA region.

Software License Revenue

	Three Months Ended		% Change
(In thousands)	May 31, 2022	May 31, 2021	As Reported	Constant Currency
Software licenses	$44,814	$30,107	49%	53%
As a percentage of total revenue	30%	25%

	Six Months Ended		% Change
(In thousands)	May 31, 2022	May 31, 2021	As Reported	Constant Currency
Software licenses	$87,564	$63,424	38%	41%
As a percentage of total revenue	30%	26%

Software license revenue increased in both the second quarter and first six months of fiscal year 2022 as compared to the same periods last year primarily due to our acquisition of Kemp and increases in license sales in our DataDirect product offerings.

Maintenance and Services Revenue

	Three Months Ended		% Change
(In thousands)	May 31, 2022	May 31, 2021	As Reported	Constant Currency
Maintenance	$91,331	$80,069	14%	17%
As a percentage of total revenue	61%	65%
Services	12,602	12,312	2%	4%
As a percentage of total revenue	9%	10%
Total maintenance and services revenue	$103,933	$92,381	13%	15%
As a percentage of total revenue	70%	75%

	Six Months Ended		% Change
(In thousands)	May 31, 2022	May 31, 2021	As Reported	Constant Currency
Maintenance	$181,294	$157,046	15%	18%
As a percentage of total revenue	62%	64%
Services	24,811	23,298	6%	8%
As a percentage of total revenue	8%	10%
Total maintenance and services revenue	$206,105	$180,344	14%	16%
As a percentage of total revenue	70%	74%

Maintenance revenue increased in the second quarter and first six months of fiscal year 2022 as compared to the same periods last year primarily due to our acquisition of Kemp and increased maintenance revenue from our Chef product offerings.
Our Ipswitch and DevTools product offerings also contributed to the year to date increase in maintenance revenue. Services revenue increased in the second quarter and first six months of fiscal year 2022 as compared to the same periods last year primarily due to increased services revenue from our OpenEdge and Ipswitch product offerings. The maintenance and services increases were partially offset by the negative impact of foreign exchange in our EMEA region.

Revenue by Region

	Three Months Ended		% Change
(In thousands)	May 31, 2022	May 31, 2021	As Reported	Constant Currency
North America	$85,394	$71,094	20%	20%
As a percentage of total revenue	58%	58%
Europe, the Middle East and Africa ("EMEA")	$49,634	$41,321	20%	28%
As a percentage of total revenue	33%	34%
Latin America	$4,678	$3,753	25%	17%
As a percentage of total revenue	3%	3%
Asia Pacific	$9,041	$6,320	43%	47%
As a percentage of total revenue	6%	5%

	Six Months Ended		% Change
(In thousands)	May 31, 2022	May 31, 2021	As Reported	Constant Currency
North America	$163,487	$142,599	15%	15%
As a percentage of total revenue	56%	58%
Europe, the Middle East and Africa ("EMEA")	$103,336	$81,561	27%	33%
As a percentage of total revenue	35%	34%
Latin America	$8,561	$7,246	18%	15%
As a percentage of total revenue	3%	3%
Asia Pacific	$18,285	$12,362	48%	52%
As a percentage of total revenue	6%	5%

Total revenue generated in North America increased $14.3 million and $20.9 million in the second quarter and first six months of fiscal year 2022, respectively. The increases were primarily due to our acquisition of Kemp, as well as increases from our DataDirect and Chef product offerings. The increase in revenue generated in EMEA was primarily due to our acquisition of Kemp, as well as increased revenue from Chef, partially offset by a negative impact of foreign exchange. The increases in revenue generated in both Latin America and Asia Pacific were due to our acquisition of Kemp, as well as increased revenue from our OpenEdge product offerings.

In the first six months of fiscal year 2022 revenue generated in markets outside North America represented 44% of total revenue compared to 45% of total revenue on a constant currency basis. In the first six months of fiscal year 2021 revenue generated in markets outside North America represented 42% of total revenue at both actual rates and on a constant currency basis.

Cost of Software Licenses

	Three Months Ended				Six Months Ended
(In thousands)	May 31, 2022	May 31, 2021	Change		May 31, 2022	May 31, 2021	Change
Cost of software licenses	$2,583	$1,038	$1,545	149%	$5,192	$2,189	$3,003	137%
As a percentage of software license revenue	6%	3%			6%	3%
As a percentage of total revenue	2%	1%			2%	1%

Cost of software licenses consists primarily of costs of royalties, electronic software distribution, duplication, and packaging. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix. The year over year increase is due to our acquisition of Kemp in the fourth quarter of fiscal year 2021.

Cost of Maintenance and Services

	Three Months Ended				Six Months Ended
(In thousands)	May 31, 2022	May 31, 2021	Change		May 31, 2022	May 31, 2021	Change
Cost of maintenance and services	$15,801	$14,673	$1,128	8%	$30,946	$27,992	$2,954	11%
As a percentage of maintenance and services revenue	15%	16%			15%	16%
As a percentage of total revenue	10%	12%			10%	11%
Components of cost of maintenance and services:
Personnel related costs	$11,034	$10,038	$996	10%	$21,838	$19,577	$2,261	12%
Contractors and outside services	3,254	3,457	(203)	(6)%	6,222	6,035	187	3%
Hosting and other	1,513	1,178	335	28%	2,886	2,380	506	21%
Total cost of maintenance and services	$15,801	$14,673	$1,128	8%	$30,946	$27,992	$2,954	11%

Cost of maintenance and services consists primarily of costs of providing customer support, consulting, and education. The increases in all periods were primarily due to increased headcount and hosting costs resulting from our acquisition of Kemp.

Amortization of Intangibles

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2022	May 31, 2021	% Change	May 31, 2022	May 31, 2021	% Change
Amortization of intangibles	$5,573	$3,599	55%	$11,031	$7,120	55%
As a percentage of total revenue	4%	3%		4%	3%

Amortization of intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. The increases in both periods shown were due to the acquisition of Kemp.

Gross Profit

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2022	May 31, 2021	% Change	May 31, 2022	May 31, 2021	% Change
Gross profit	$124,790	$103,178	21%	$246,500	$206,467	19%
As a percentage of total revenue	84%	84%		84%	85%

Our gross profit increased primarily due to the increase in revenue, offset by the increases in costs of software licenses, costs of maintenance and services and the amortization of intangibles, each as described above.

Sales and Marketing

	Three Months Ended				Six Months Ended
(In thousands)	May 31, 2022	May 31, 2021	Change		May 31, 2022	May 31, 2021	Change
Sales and marketing	$32,704	$29,262	$3,442	12%	$66,173	$58,731	$7,442	13%
As a percentage of total revenue	22%	24%			23%	24%
Components of sales and marketing:
Personnel related costs	$27,755	$25,248	$2,507	10%	$56,151	$51,140	$5,011	10%
Contractors and outside services	759	968	(209)	(22)%	1,579	1,356	223	16%
Marketing programs and other	4,190	3,046	1,144	38%	8,443	6,235	2,208	35%
Total sales and marketing	$32,704	$29,262	$3,442	12%	$66,173	$58,731	$7,442	13%

Sales and marketing expenses increased in both periods shown, primarily due to increased personnel related costs associated with our acquisition of Kemp, as well as increases in marketing and sales events costs.

Product Development

	Three Months Ended				Six Months Ended
(In thousands)	May 31, 2022	May 31, 2021	Change		May 31, 2022	May 31, 2021	Change
Product development costs	$28,643	$26,415	$2,228	8%	$57,316	$50,963	$6,353	12%
As a percentage of total revenue	19%	22%			20%	21%
Components of product development costs:
Personnel related costs	$27,754	$25,225	$2,529	10%	$55,233	$48,829	$6,404	13%
Contractors and outside services	696	986	(290)	(29)%	1,714	1,711	3	—%
Other product development costs	193	204	(11)	(5)%	369	423	(54)	(13)%
Total product development costs	$28,643	$26,415	$2,228	8%	$57,316	$50,963	$6,353	12%

Product development expenses increased in both periods shown primarily due to increased personnel related costs associated with our acquisition of Kemp.

General and Administrative

	Three Months Ended				Six Months Ended
(In thousands)	May 31, 2022	May 31, 2021	Change		May 31, 2022	May 31, 2021	Change
General and administrative	$19,207	$16,460	$2,747	17%	$36,198	$29,884	$6,314	21%
As a percentage of total revenue	13%	13%			12%	12%
Components of general and administrative:
Personnel related costs	$15,751	$13,428	$2,323	17%	$29,803	$25,315	$4,488	18%
Contractors and outside services	2,262	2,055	207	10%	4,329	3,515	814	23%
Other general and administrative costs	1,194	977	217	22%	2,066	1,054	1,012	96%
Total cost of general and administrative	$19,207	$16,460	$2,747	17%	$36,198	$29,884	$6,314	21%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased in both periods shown primarily due to higher personnel costs and contractors and outside services costs associated with our acquisition of Kemp, as well as an increase in other general and administrative costs.

Amortization of Intangibles

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2022	May 31, 2021	% Change	May 31, 2022	May 31, 2021	% Change
Amortization of intangibles	$11,892	$7,979	49%	$23,614	$14,858	59%
As a percentage of total revenue	8%	7%		8%	6%

Amortization of intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of intangibles increased in both periods shown due to the addition of Kemp intangible assets, as discussed above.

Restructuring Expenses

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2022	May 31, 2021	% Change	May 31, 2022	May 31, 2021	% Change
Restructuring expenses	$143	$(64)	(323)%	$654	$1,093	(40)%
As a percentage of total revenue	—%	—%		—%	—%

Restructuring expenses recorded in the second quarter and first six months of fiscal year 2022 relate to the restructuring activities that occurred in the fourth quarters of fiscal years 2021 and 2020 resulting from the acquisitions of Kemp and Chef, respectively. Restructuring expenses recorded in the second quarter and first six months of fiscal year 2021 are comprised mostly of costs related to the Chef restructuring action of 2020. See the Liquidity and Capital Resources section of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition-Related Expenses

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2022	May 31, 2021	% Change	May 31, 2022	May 31, 2021	% Change
Acquisition-related expenses	$2,736	$844	224%	$3,648	$1,240	194%
As a percentage of total revenue	2%	1%		1%	1%

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs consist of professional service fees, including third-party legal and valuation-related fees. Acquisition-related expenses increased in the second quarter and first six months of fiscal year 2022 due to our pursuit of other acquisition opportunities, as well as our acquisition of Kemp. Acquisition-related expenses in the same periods of fiscal year 2021 were primarily related to the acquisition of Chef.

Gain on Sale of Assets Held for Sale

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2022	May 31, 2021	% Change	May 31, 2022	May 31, 2021	% Change
Gain of sale of assets held for sale	$(10,770)	$—	*	$(10,770)	$—	*
As a percentage of total revenue	(7)%	—%		(4)%	—%
*not meaningful

In the second quarter of fiscal year 2022, we sold corporate land and building assets previously reported as assets held for sale on our consolidated balance sheet. As the sale price less cost to sell was greater than the carrying value of these assets we recognized a net gain on the sale of approximately $10.8 million in the second quarter of fiscal year 2022.

Income from Operations

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2022	May 31, 2021	% Change	May 31, 2022	May 31, 2021	% Change
Income from operations	$40,235	$22,282	81%	$69,667	$49,698	40%
As a percentage of total revenue	27%	18%		24%	20%

Income from operations increased in both periods shown due to increases of revenue, offset by an increase in costs of revenue and operating expenses as shown above.

Other (Expense) Income, Net

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2022	May 31, 2021	% Change	May 31, 2022	May 31, 2021	% Change
Interest expense	$(3,656)	$(4,601)	21%	$(7,359)	$(7,115)	(3)%
Interest income and other, net	155	4	*	744	123	505%
Foreign currency gain (loss), net	111	(621)	118%	(255)	(878)	71%
Total other expense, net	$(3,390)	$(5,218)	35%	$(6,870)	$(7,870)	13%
As a percentage of total revenue	(2)%	(4)%		(2)%	(3)%
*not meaningful

Other expense, net, decreased in the second quarter and first six months of fiscal year 2022 as compared to the same periods last year primarily due to decreased foreign currency loss, net, in both periods, as well as higher interest income and other, net, which resulted from the recognition of grant income during the first quarter of fiscal year 2022. Interest expense decreased in the second quarter of fiscal year 2022 as compared to the same period last year due to decreased interest expense on our convertible senior notes resulting from the adoption of ASU 2020-06. Refer to Note 1, Basis of Presentation for further details on the impact of adoption. The decrease in interest expense on our convertible senior notes was offset by increased interest expense on our term loan, which was amended in the first quarter of fiscal year 2022. Refer to Note 8, Debt. for further details on the impact of the amendment.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2022	May 31, 2021	% Change	May 31, 2022	May 31, 2021	% Change
Provision for income taxes	$7,735	$3,507	121%	$13,233	$9,310	42%
As a percentage of total revenue	5%	3%		5%	4%

Our effective tax rate was 21% in the second fiscal quarter of both 2022 and 2021. There were no significant discrete tax items in the second fiscal quarter of either 2022 or 2021.

Net Income

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2022	May 31, 2021	% Change	May 31, 2022	May 31, 2021	% Change
Net income	$29,110	$13,557	115%	$49,564	$32,518	52%
As a percentage of total revenue	20%	11%		17%	13%

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

We define ARR as the annual recurring revenue of term-based contracts from all customers at a point in time. We calculate ARR by taking monthly recurring revenue, or MRR, and multiplying it by 12. MRR for each month is calculated by aggregating, for all customers during that month, monthly revenue from committed contractual amounts, additional usage and monthly subscriptions. All periods are reported in constant currency, using current year budgeted exchange rates.

Our ARR was $486.0 million and $432.0 million as of May 31, 2022 and 2021, respectively, which is an increase of 12.5% year-over-year. The growth in our ARR is primarily driven by the acquisition of Kemp.

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

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	May 31, 2022	November 30, 2021
Cash and cash equivalents	$224,863	$155,406
Short-term investments	1,050	1,967
Total cash, cash equivalents and short-term investments	$225,913	$157,373

The increase in cash, cash equivalents and short-term investments of $68.5 million from the end of fiscal year 2021 was due to cash inflows from operations of $112.4 million, proceeds from the sale of long-lived assets of $26.0 million, proceeds from the issuance of debt of $7.5 million, and $2.4 million in cash received from the issuance of common stock. These cash inflows were offset by repurchases of common stock of $51.5 million, dividend payments of $15.6 million, the effect of exchange rates on cash of $5.2 million, payments of debt obligations of $3.4 million, payments of issuance costs for long-term debt of $2.0 million, and purchases of property and equipment of $2.0 million. Except as described below, there are no limitations on our ability to access our cash, cash equivalents and short-term investments.

As of May 31, 2022, $56.1 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries. Foreign cash includes unremitted foreign earnings, which are invested indefinitely outside of the U.S. As such, it is not available to fund our domestic operations. If we were to repatriate these earnings, we may be subject to income tax withholding in certain tax jurisdictions and a portion of the repatriated earnings may be subject to U.S. income tax. However, we do not anticipate that this would have a material adverse impact on our liquidity.

Share Repurchase Program

In January 2020, our Board of Directors increased the total share repurchase authorization from $75 million to $250 million. In the six months ended May 31, 2022 and May 31, 2021, we repurchased and retired 1.1 million shares for $51.5 million and 0.8 million shares for $35.0 million, respectively. The shares were repurchased in both periods as part of our Board of Directors authorized share repurchase program. As of May 31, 2022, there was $103.5 million remaining under the current authorization.

Dividends

We began paying quarterly cash dividends to Progress stockholders in December 2016, and have paid a quarterly cash dividend since that time. On June 21, 2022, our Board of Directors declared a quarterly dividend of $0.175 per share of common stock that will be paid on September 15, 2022 to stockholders of record as of the close of business on September 1, 2022. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Restructuring Activities

During the fourth quarter of fiscal year 2021, we restructured our operations in connection with the acquisition of Kemp. This restructuring resulted in a reduction in redundant positions, primarily within administrative functions of Kemp. For the three and six months ended May 31, 2022, we incurred expenses of $0.4 million relating to this restructuring. The expenses are recorded as restructuring expenses in the consolidated statements of operations. We expect to incur additional expenses as part of this action related to employee costs and facility closures as we consolidate offices in various locations during fiscal year 2022, but we do not expect these costs to be material. Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2022. Accordingly, the balance of the restructuring liability of $0.5 million is included in other accrued liabilities on the consolidated balance sheet at May 31, 2022.

During the fourth quarter of fiscal year 2020, we restructured our operations in connection with the acquisition of Chef (Note 7). This restructuring resulted in a reduction in redundant positions, primarily within administrative functions of Chef. For the three and six months ended May 31, 2022, we incurred expenses of $0.1 million and $0.2 million, respectively, relating to this restructuring. Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2027. Accordingly, the balance of the restructuring liability of $4.2 million is included in short-term and long-term lease liabilities on the condensed consolidated balance sheet at May 31, 2022. We expect to incur additional expenses as part of this action related to employee costs and facility closures as we consolidate offices in various locations during fiscal year 2022, but we do not expect these costs to be material.

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

The outstanding balance of the term loan as of May 31, 2022 was $271.6 million, with $6.9 million due in the next 12 months. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. The interest rate as of May 31, 2022 was 2.63%. As of May 31, 2022, there were no amounts outstanding under the revolving line of credit and $2.1 million of letters of credit outstanding (Note 8).

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

Cash Flows From Operating Activities

	Six Months Ended
(In thousands)	May 31, 2022	May 31, 2021
Net income	$49,564	$32,518
Non-cash reconciling items included in net income	51,413	44,960
Changes in operating assets and liabilities	11,376	21,900
Net cash flows from operating activities	$112,353	$99,378

In the first six months of fiscal year 2022, operating cash flows increased due to the acquisition of Kemp and particularly strong collections of our receivables, partially offset by higher compensation related payments as compared to the same period in 2021. Our gross accounts receivable as of May 31, 2022, decreased by $34.8 million from the end of fiscal year 2021 and our days sales outstanding (DSO) in accounts receivable decreased to 39 days from 44 days in the second fiscal quarter of 2021 due to the timing of billings and collections.

Cash Flows From Investing Activities

	Six Months Ended
(In thousands)	May 31, 2022	May 31, 2021
Net investment activity	$900	$2,650
Purchases of property and equipment	(1,979)	(2,116)
Proceeds from sale of long-lived assets, net	25,998	—
Decrease in escrow receivable and other	—	2,130
Net cash flows from investing activities	$24,919	$2,664

Net cash outflows and inflows of our net investment activity are generally a result of the timing of our purchases and maturities of securities, which are classified as cash equivalents or short-term securities. In the second quarter of fiscal year 2022 we received $26.0 million net proceeds from the sale of long-lived assets. We also purchased $2.0 million of property and equipment in the first six months of fiscal year 2022, as compared to $2.1 million in the first six months of fiscal year 2021.

Cash Flows (Used in) From Financing Activities

	Six Months Ended
(In thousands)	May 31, 2022	May 31, 2021
Proceeds from stock-based compensation plans	$7,771	$6,300
Repurchases of common stock	(51,473)	(35,000)
Proceeds from the issuance of debt	7,474	—
Payment of debt issuance costs	(1,957)	(904)
Payment of principal on long-term debt	(3,435)	(106,025)
Proceeds from issuance of senior convertible notes, net of issuance costs of $9.9 million	—	350,100
Purchase of capped calls	—	(43,056)
Dividend payments to stockholders	(15,573)	(15,617)
Other financing activities	(5,405)	(2,373)
Net cash flows (used in) from financing activities	$(62,598)	$153,425

During the first six months of fiscal year 2022, we received $5.5 million in net proceeds from the issuance of debt. During the first six months of fiscal year 2021, we received $349.2 million in net proceeds from the issuance of convertible senior notes and paid $43.1 million to purchase capped calls in connection with the convertible note offering. We also received $7.8 million from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $6.3 million in the first six months of fiscal year 2021. Further, we repurchased $51.5 million of our common stock under our share repurchase plan compared to $35.0 million in the same period of the prior year. We also made payments on our long-term debt of $3.4 million in the first six months of fiscal year 2022 compared to $106.0 million in the same period of the prior year (including a $98.5 million repayment on the revolving line of credit). Finally, we made dividend payments of $15.6 million to our stockholders during the first six months of both fiscal year 2022 and 2021.

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

Recent Accounting Pronouncements

Refer to Note 1 - Nature of Business and Basis of Presentation (Part I, Item 1 of this Form 10-Q) for further discussion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the second quarter of fiscal year 2022, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our 2021 10-K, for a more complete discussion of the market risks we encounter.

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

(b) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended May 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the fiscal quarter ended May 31, 2022 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management currently does not believe that the outcome of any of these legal matters will have a material effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. In addition to the information provided in this report, please refer to Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended November 30, 2021 and Part II, Item 1A: Risk Factors in our Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2022 for a more complete discussion regarding certain factors that could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

Information related to the repurchases of our common stock by month in the second quarter of fiscal year 2022 is as follows (in thousands, except per share and share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
March 2022	33,394	$46.70	33,394	$128,440
April 2022	533,799	46.65	533,799	103,527
May 2022	—	—	—	103,527
Total	567,193	$46.65	567,193	$103,527

(1)In January 2020, our Board of Directors increased the total share repurchase authorization from $75.0 million to $250.0 million. As of May 31, 2022, there was $103.5 million remaining under this authorization.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Yogesh K. Gupta

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Anthony Folger

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101*	The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three and six months ended May 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of May 31, 2022 and November 30, 2021; (ii) Condensed Consolidated Statements of Income for the three and six months ended May 31, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended May 31, 2022 and 2021; (iv) Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended May 31, 2022 and 2021; (v) Condensed Consolidated Statements of Cash Flows for the six months ended May 31, 2022 and 2021; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	July 7, 2022	/s/ YOGESH K. GUPTA
Yogesh K. Gupta
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	July 7, 2022	/s/ ANTHONY FOLGER
Anthony Folger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	July 7, 2022	/s/ DOMENIC LOCOCO
Domenic LoCoco
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)