Form 10-Q
period 2022-08-31
PROGRESS SOFTWARE CORP /MA
filed 2022-10-06
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of September 27, 2022, there were 42,998,323 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(In thousands, except share data)	August 31, 2022	November 30, 2021
Assets
Current assets:
Cash and cash equivalents	$224,115	$155,406
Short-term investments	749	1,967
Total cash, cash equivalents and short-term investments	224,864	157,373
Accounts receivable (less allowances of $1,150 and $634, respectively)	82,258	99,815
Unbilled receivables and contract assets	27,847	25,816
Other current assets	29,465	39,549
Assets held for sale	—	15,255
Total current assets	364,434	337,808
Long-term unbilled receivables and contract assets	25,972	17,464
Property and equipment, net	13,409	14,345
Intangible assets, net	233,436	287,185
Goodwill	672,901	671,152
Right-of-use lease assets	18,950	25,253
Deferred tax assets	5,735	1,415
Other assets	11,455	8,915
Total assets	$1,346,292	$1,363,537
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt, net	$6,234	$25,767
Accounts payable	7,717	9,683
Accrued compensation and related taxes	35,887	47,116
Dividends payable to stockholders	8,099	7,925
Short-term operating lease liabilities	7,443	7,926
Other accrued liabilities	16,878	19,491
Short-term deferred revenue	197,425	205,021
Total current liabilities	279,683	322,929
Long-term debt, net	260,779	239,992
Convertible senior notes, net	352,108	294,535
Long-term operating lease liabilities	16,662	23,130
Long-term deferred revenue	53,696	47,359
Deferred tax liabilities	5,712	14,163
Other noncurrent liabilities	10,679	8,940
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized, 10,000,000 shares; issued, none	—	—
Common stock, $0.01 par value, and additional paid-in capital; authorized, 200,000,000 shares; issued and outstanding, 42,998,323 shares in 2022 and 44,146,193 shares in 2021	430	441
Additional paid-in capital	318,559	354,235
Retained earnings	86,513	90,256
Accumulated other comprehensive loss	(38,529)	(32,443)
Total stockholders’ equity	366,973	412,489
Total liabilities and stockholders’ equity	$1,346,292	$1,363,537
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Revenue:
Software licenses	$47,618	$51,930	$135,182	$115,354
Maintenance and services	103,599	95,487	309,704	275,831
Total revenue	151,217	147,417	444,886	391,185
Costs of revenue:
Cost of software licenses	2,477	1,574	7,669	3,763
Cost of maintenance and services	15,761	14,895	46,707	42,887
Amortization of acquired intangibles	5,558	3,599	16,589	10,719
Total costs of revenue	23,796	20,068	70,965	57,369
Gross profit	127,421	127,349	373,921	333,816
Operating expenses:
Sales and marketing	34,595	29,737	100,768	88,468
Product development	28,650	25,616	85,966	76,579
General and administrative	20,141	16,451	56,339	46,335
Amortization of acquired intangibles	11,716	7,978	35,330	22,836
Restructuring expenses	130	40	784	1,133
Acquisition-related expenses	168	1,481	3,816	2,721
Gain on sale of assets held for sale	—	—	(10,770)	—
Total operating expenses	95,400	81,303	272,233	238,072
Income from operations	32,021	46,046	101,688	95,744
Other (expense) income:
Interest expense	(4,009)	(6,510)	(11,368)	(13,625)
Interest income and other, net	247	99	991	222
Foreign currency gain (loss), net	(577)	(128)	(832)	(1,006)
Total other expense, net	(4,339)	(6,539)	(11,209)	(14,409)
Income before income taxes	27,682	39,507	90,479	81,335
Provision for income taxes	5,885	8,531	19,118	17,841
Net income	$21,797	$30,976	$71,361	$63,494
Earnings per share:
Basic	$0.50	$0.71	$1.64	$1.45
Diluted	$0.50	$0.70	$1.61	$1.43
Weighted average shares outstanding:
Basic	43,211	43,762	43,589	43,896
Diluted	43,935	44,502	44,299	44,542

Cash dividends declared per common share	$0.175	$0.175	$0.525	$0.525
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
(In thousands)	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Net income	$21,797	$30,976	$71,361	$63,494
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(7,632)	(2,179)	(10,955)	922
Unrealized gain on hedging activity, net of tax provision of $377 and $1,542 for the third quarter and first nine months of 2022, respectively and net of tax provision of $155 and $502 for the third quarter and first nine months of 2021, respectively	1,191	479	4,882	1,551
Unrealized loss on investments, net of tax of $0 and a tax benefit of $4 for the third quarter and first nine months of 2022 and net of tax benefit of $4 and $16 for the third quarter and first nine months of 2021, respectively	(1)	(15)	(13)	(54)
Total other comprehensive (loss) income, net of tax	(6,442)	(1,715)	(6,086)	2,419
Comprehensive income	$15,355	$29,261	$65,275	$65,913

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders’ Equity

	Nine Months Ended August 31, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2021	44,146	$441	$354,235	$90,256	$(32,443)	$412,489
Cumulative effect of adoption of ASU 2020-06	—	—	(47,456)	4,893	—	(42,563)
Issuance of stock under employee stock purchase plan	246	2	7,235	—	—	7,237
Exercise of stock options	78	1	2,878	—	—	2,879
Vesting of restricted stock units and release of deferred stock units	188	2	(2)	—	—	—
Withholding tax payments related to net issuance of RSUs	—	—	(5,405)	—	—	(5,405)
Stock-based compensation	—	—	26,110	—	—	26,110
Dividends declared	—	—	—	(23,525)	—	(23,525)
Treasury stock repurchases and retirements	(1,660)	(16)	(19,036)	(56,472)	—	(75,524)
Net income	—	—	—	71,361	—	71,361
Other comprehensive loss	—	—	—	—	(6,086)	(6,086)
Balance, August 31, 2022	42,998	$430	$318,559	$86,513	$(38,529)	$366,973

	Three Months Ended August 31, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, June 1, 2022	43,454	$435	$309,913	$93,885	$(32,087)	$372,146
Issuance of stock under employee stock purchase plan	68	—	2,024	—	—	2,024
Exercise of stock options	18	—	643	—	—	643
Stock-based compensation	—	—	8,639	—	—	8,639
Dividends declared	—	—	—	(7,783)	—	(7,783)
Treasury stock repurchases and retirements	(542)	(5)	(2,660)	(21,386)	—	(24,051)
Net income	—	—	—	21,797	—	21,797
Other comprehensive loss	—	—	—	—	(6,442)	(6,442)
Balance, August 31, 2022	42,998	$430	$318,559	$86,513	$(38,529)	$366,973

	Nine Months Ended August 31, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2020	44,241	$442	$305,802	$72,547	$(32,778)	$346,013
Issuance of stock under employee stock purchase plan	212	2	5,924	—	—	5,926
Exercise of stock options	87	1	2,840	—	—	2,841
Vesting of restricted stock units and release of deferred stock units	100	1	(1)	—	—	—
Withholding tax payments related to net issuance of RSUs	—	—	(2,398)	—	—	(2,398)
Stock-based compensation	—	—	21,985	—	—	21,985
Equity components of Notes, net of issuance costs and tax	—	—	47,456	—	—	47,456
Purchase of capped calls, net of tax	—	—	(32,507)	—	—	(32,507)
Dividends declared	—	—	—	(23,456)	—	(23,456)
Treasury stock repurchases and retirements	(797)	(8)	(5,862)	(29,130)	—	(35,000)
Net income	—	—	—	63,494	—	63,494
Other comprehensive income	—	—	—	—	2,419	2,419
Balance, August 31, 2021	43,843	$438	$343,239	$83,455	$(30,359)	$396,773

	Three Months Ended August 31, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, June 1, 2021	43,745	$437	$333,627	$60,301	$(28,644)	$365,721
Issuance of stock under employee stock purchase plan	67	1	1,885	—	—	1,886
Exercise of stock options	31	—	1,009	—	—	1,009
Withholding tax payments related to net issuance of RSUs	—	—	(25)	—	—	(25)
Stock-based compensation	—	—	6,839	—	—	6,839
Equity components of Notes, net of issuance costs and tax	—	—	(341)	—	—	(341)
Purchase of capped calls, net of tax	—	—	245	—	—	245
Dividends declared	—	—	—	(7,822)	—	(7,822)
Net income	—	—	—	30,976	—	30,976
Other comprehensive loss	—	—	—	—	(1,715)	(1,715)
Balance, August 31, 2021	43,843	$438	$343,239	$83,455	$(30,359)	$396,773

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
(In thousands)	August 31, 2022	August 31, 2021
Cash flows from operating activities:
Net income	$71,361	$63,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,682	4,147
Amortization of acquired intangibles and other	52,545	33,988
Amortization of debt discount and issuance costs on Notes	1,595	4,942
Stock-based compensation	26,110	21,985
Non-cash lease expense	5,919	6,095
Gain on sale of assets held for sale	(10,770)	—
Deferred income taxes	(286)	(1,596)
Allowances for bad debt and sales credits	710	(370)
Changes in operating assets and liabilities:
Accounts receivable	2,858	(1,319)
Other assets	11,174	2,590
Inventories	(1,264)	—
Accounts payable and accrued liabilities	(10,055)	(5,994)
Lease liabilities	(6,481)	(6,440)
Income taxes payable	(748)	3,079
Deferred revenue	5,673	10,001
Net cash flows from operating activities	152,023	134,602
Cash flows from investing activities:
Sales and maturities of investments	1,200	4,150
Purchases of property and equipment	(3,086)	(2,741)
Proceeds from sale of long-lived assets, net	25,998	—
Decrease in escrow receivable and other	134	2,330
Net cash flows from investing activities	24,246	3,739
Cash flows (used in) from financing activities:
Proceeds from stock-based compensation plans	10,384	9,247
Payments for taxes related to net share settlements of equity awards	(5,405)	(2,398)
Repurchases of common stock	(75,524)	(35,000)
Proceeds from issuance of senior convertible notes, net of issuance costs of $9.9 million	—	350,100
Purchase of capped calls	—	(43,056)
Dividend payments to stockholders	(23,351)	(23,372)
Proceeds from the issuance of debt	7,474	—
Payment of principal on long-term debt	(5,154)	(111,669)
Payment of debt issuance costs	(1,957)	(904)
Net cash flows (used in) from financing activities	(93,533)	142,948
Effect of exchange rate changes on cash	(14,027)	616
Net increase in cash and cash equivalents	68,709	281,905
Cash and cash equivalents, beginning of period	155,406	97,990
Cash and cash equivalents, end of period	$224,115	$379,895

Condensed Consolidated Statements of Cash Flows, continued

	Nine Months Ended
	August 31, 2022	August 31, 2021
Supplemental disclosure:
Cash paid for income taxes, net of refunds of $920 in 2022 and $807 in 2021	$8,954	$9,920
Cash paid for interest	$5,470	$6,564
Non-cash investing and financing activities:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$18,204	$8,779
Dividends declared	$8,099	$7,988
See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1: Basis of Presentation

Company Overview - Progress Software Corporation ("Progress," the "Company," "we," "us," or "our") is dedicated to propelling business forward in a technology-driven world. Progress helps businesses drive faster cycles of innovation, fuel momentum and accelerate their path to success. As the trusted provider of the best products to develop, deploy and manage high-impact applications, Progress enables customers to develop the applications and experiences the need, deploy where and how they want and manage it all safely and securely. Hundreds of thousands of enterprises, including 1,700 software companies and 3.5 million developers depend on Progress to achieve their goals—with confidence.

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

Convertible Debt

On December 1, 2021, we early adopted Accounting Standards Update No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06") on a modified retrospective basis. Under ASU 2020-06, we no longer separate the convertible senior notes into liability and equity components. We recognized the cumulative effect of initially applying this new standard as of December 1, 2021, as an adjustment to the December 1, 2021 opening balance of retained earnings. The conversion option that was previously accounted for in equity under the cash conversion model was recombined into the convertible debt outstanding, and as a result, additional paid in capital and the related unamortized debt discount on the convertible senior notes were reduced. The removal of the remaining debt discount recorded for this previous separation has the effect of increasing our net debt balance. We recorded a $47.5 million decrease to additional paid-in capital, a $56.0 million decrease to debt discount, a $4.9 million increase to retained earnings, and a $13.4 million decrease to long-term deferred tax liabilities. There was no impact to the Company’s statements of cash flows as the result of the adoption of ASU 2020-06. The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods. See Note 8: Debt for additional information regarding the terms of the Convertible Senior Notes (the "Notes").

The new standard requires the use of the "if-converted" method to calculate the diluted earnings per common share. Refer to Note 16: Earnings Per Share for effect of the convertible notes on diluted earnings per common share.

Note 2: Cash, Cash Equivalents and Investments

A summary of our cash, cash equivalents and available-for-sale investments at August 31, 2022 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$197,777	$—	$—	$197,777
Money market funds	26,338	—	—	26,338
U.S. treasury bonds	750	—	(1)	749
Total	$224,865	$—	$(1)	$224,864

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2021 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$130,371	$—	$—	$130,371
Money market funds	25,035	—	—	25,035
U.S. treasury bonds	748	9	—	757
Corporate bonds	1,203	7	—	1,210
Total	$157,357	$16	$—	$157,373

Such amounts are classified on our condensed consolidated balance sheets as follows (in thousands):

	August 31, 2022		November 30, 2021
	Cash and Equivalents	Short-Term Investments	Cash and Equivalents	Short-Term Investments
Cash	$197,777	$—	$130,371	$—
Money market funds	26,338	—	25,035	—
U.S. treasury bonds	—	749	—	757
Corporate bonds	—	—	—	1,210
Total	$224,115	$749	$155,406	$1,967

The fair value of debt securities by contractual maturity due in one year or less was $0.7 million and $2.0 million as of August 31, 2022 and November 30, 2021, respectively. There were no debt securities by contractual maturity due after one year as of August 31, 2022 or November 30, 2021.

We did not hold any investments with continuous unrealized losses as of August 31, 2022 or November 30, 2021.

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

We have designated the interest rate swap as a cash flow hedge and assess the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. To the extent that the interest rate swap is highly effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative are included as a component of other comprehensive loss on our condensed consolidated balance sheets. Although we have determined at the onset of the hedge that the interest rate swap will be a highly effective hedge throughout the term of the contract, any portion of the fair value swap subsequently determined to be ineffective will be recognized in earnings. On January 25, 2022, we amended our prior credit facility (see Note 8: Debt). We reassessed the hedge in connection with the debt amendment and determined that it is still highly effective. As of August 31, 2022, the fair value of the hedge was a gain of $3.3 million, which was included in other assets on our condensed consolidated balance sheets.

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

	August 31, 2022		November 30, 2021
	Notional Value	Fair Value	Notional Value	Fair Value
Interest rate swap contracts designated as cash flow hedges	$123,750	$3,346	$133,125	$(3,078)

Forward Contracts

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on intercompany accounts receivable and loans receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries.

All forward contracts are recorded at fair value on the consolidated balance sheets at the end of each reporting period and generally expire between 30 days and 2 years from the date the contract was entered. At August 31, 2022, $4.3 million and $0.1 million was recorded in other noncurrent liabilities and other current assets on our condensed consolidated balance sheets. At November 30, 2021, $0.3 million and $0.1 million were recorded in other noncurrent liabilities and other accrued liabilities, respectively, on our condensed consolidated balance sheets.

In the three and nine months ended August 31, 2022, realized and unrealized losses of $5.4 million and $9.0 million, respectively, from our forward contracts were recognized in foreign currency gain (loss), net, on our condensed consolidated statements of operations. In the three and nine month ended August 31, 2021, realized and unrealized losses of $2.3 million and realized and unrealized gains of $0.4 million, respectively, from our forward contracts were recognized in foreign currency gain (loss), net, on our condensed consolidated statements of operations. These gains and losses were substantially offset by realized and unrealized gains and losses in the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	August 31, 2022		November 30, 2021
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$81,089	$(4,211)	$79,777	$(371)
Forward contracts to purchase U.S. dollars	618	4	119	(1)
Total	$81,707	$(4,207)	$79,896	$(372)

Note 4: Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at August 31, 2022 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$26,338	$26,338	$—	$—
U.S. treasury bonds	749	—	749	—
Interest rate swap	3,346	—	3,346	—
Liabilities
Foreign exchange derivatives	$(4,207)	$—	$(4,207)	$—

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

Fair Value of the Convertible Senior Notes

The Notes’ fair value, inclusive of the conversion feature embedded in the Notes, was $364.1 million as of August 31, 2022. The fair value was determined based on the Notes’ quoted price in an over-the-counter market on the last trading day of the reporting period and classified within Level 1 in the fair value hierarchy. See Note 8: Debt for additional information.

Note 5: Inventories

The components of inventories were as follows (in thousands):

	August 31, 2022	November 30, 2021
Finished goods	$1,773	$1,631
Purchased parts and fabricated assemblies	2,867	1,920
Total	$4,640	$3,551

At August 31, 2022 and November 30, 2021, the inventories balances of $4.6 million and $3.6 million were recorded in other current assets on the condensed consolidated balance sheets.

Note 6: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes (in thousands):

	August 31, 2022			November 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$212,700	$(145,389)	$67,311	$212,700	$(128,797)	$83,903
Customer-related	306,308	(152,864)	153,444	306,308	(119,357)	186,951
Trademarks and trade names	37,611	(24,930)	12,681	37,611	(21,556)	16,055
Non-compete agreement	2,000	(2,000)	—	2,000	(1,724)	276
Total	$558,619	$(325,183)	$233,436	$558,619	$(271,434)	$287,185

In the three and nine months ended August 31, 2022, amortization expense related to intangible assets was $17.3 million and $51.9 million, respectively. In the three and nine months ended August 31, 2021, amortization expense related to intangible assets was $11.6 million and $33.6 million, respectively.

Future amortization expense for intangible assets as of August 31, 2022, is as follows (in thousands):

Remainder of 2022	$17,177
2023	68,895
2024	56,079
2025	45,569
2026	35,968
Thereafter	9,748
Total	$233,436

Goodwill

Changes in the carrying amount of goodwill in the nine months ended August 31, 2022 are as follows (in thousands):

Balance, November 30, 2021	$671,152
Measurement period adjustments	1,752
Translation adjustments	(3)
Balance, August 31, 2022	$672,901

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

The allocation of the purchase price is as follows (in thousands):

	Initial Purchase Price Allocation	Measurement Period Adjustments	Adjusted Purchase Price Allocation	Life
Net working capital	$27,075	$(772)	$26,303
Property, plant and equipment	803	(8)	795
Purchased technology	39,400	—	39,400	5 years
Trade name	7,200	—	7,200	5 years
Customer relationships	75,500	—	75,500	5 years
Other assets	170	27	197
Other noncurrent liabilities	(604)	(1,133)	(1,737)
Deferred taxes	(23,187)	—	(23,187)
Deferred revenue	(29,997)	—	(29,997)
Goodwill	179,521	1,752	181,273
Net assets acquired	$275,881	$(134)	$275,747

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

Tangible assets acquired and assumed liabilities were recorded at fair value. We determined the acquisition date deferred revenue balance based on our assessment of the individual contracts acquired. A significant portion of the deferred revenue is expected to be recognized in the 12 months following the acquisition.

We recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. We believe that the investment value of the future enhancement of our product and solution offerings created as a result of this acquisition has principally contributed to a purchase price that resulted in the recognition of $181.3 million of goodwill, which is not deductible for tax purposes.

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) and certain acquisition restructuring and related charges are not included as a component of consideration transferred but are required to be expensed as incurred. During the three and nine months ended August 31, 2022, we incurred approximately $0.1 million and $0.9 million of acquisition-related costs, which are included in acquisition-related expenses on our consolidated statement of operations.

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

(in thousands, except per share data)	Pro Forma Three Months Ended August 31, 2021
Revenue	$163,735
Net income	$30,420
Net income per basic share	$0.70
Net income per diluted share	$0.68

(in thousands, except per share data)	Pro Forma Nine Months Ended August 31, 2021
Revenue	$438,372
Net income	$59,883
Net income per basic share	$1.36
Net income per diluted share	$1.34

Chef Acquisition

On October 5, 2020, we completed the acquisition of Chef Software Inc. (“Chef”), which is described in greater detail in our 2021 10-K. The acquisition was completed for a base purchase price of $220.0 million (subject to certain customary adjustments) in cash. We funded the acquisition through a combination of existing cash resources and by drawing down $98.5 million from our then-existing revolving credit facility. Refer to Note 8: Debt for further information.

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

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) and certain acquisition restructuring and related charges are not included as a component of consideration transferred but are required to be expensed as incurred. During the three and nine months ended August 31, 2022, we incurred approximately $0.1 million and $0.2 million of acquisition-related costs, which are included in acquisition-related expenses on our consolidated statement of operations.

The operations of Chef were included in our operating results beginning on the date of acquisition. We determined that disclosing the amount of Chef related earnings included in the consolidated statements of operations is impracticable, as certain operations of Chef were integrated into the operations of the Company from the date of acquisition.

Note 8: Debt

As of August 31, 2022, future maturities of the Company's long-term debt were as follows:

(In thousands)	2026 Notes	Revolving Credit Facility	Total
Remainder of 2022	$—	$1,719	$1,719
2023	—	6,875	6,875
2024	—	13,750	13,750
2025	—	20,625	20,625
2026	—	20,625	20,625
2027	360,000	206,250	566,250
Total face value of long-term debt	360,000	269,844	629,844
Unamortized discount and issuance costs	(7,892)	(2,831)	(10,723)
Less current portion of long-term debt, net	—	(6,234)	(6,234)
Long-term debt	$352,108	$260,779	$612,887

Notes Payable

Convertible Senior Notes and Capped Calls

In April 2021, the Company issued, in a private placement to certain initial purchasers in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act in transactions not involving any public offering, for resale by the initial purchasers to persons whom the initial purchasers believe are qualified institutional buyers pursuant to Rule144A under the Securities Act, the Notes with an aggregate principal amount of $325.0 million, due April 15, 2026, unless earlier repurchased, redeemed or converted. The proceeds from the Notes were used or are anticipated to be used for the Capped Call Transactions (described below), working capital, and other general corporate purposes, including acquisitions. There are no required principal payments prior to maturity. In addition, the Company also granted the initial purchasers of the Notes an option to purchase up to an additional $50.0 million aggregate principal amount of the Notes, for settlement within a 13-day period beginning on, and including, April 13, 2021, of which $35.0 million of additional Notes were purchased for total proceeds of $360.0 million. The Notes bear interest at an annual rate of 1%, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2021. The Company incurred approximately $10.8 million in issuance cost for the issuance of the Notes. During the nine months ended August 31, 2022, the Company did not enter into any new or amended Notes.

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

Capped Call Transactions

On April 8, 2021, in connection with the pricing of the Notes, the Company entered into privately negotiated capped call transactions (“Capped Call Transactions”) with one or more of the initial purchasers and/or their respective affiliates and/or other financial institutions. The Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, approximately 6.3 million shares (representing the number of shares of common stock initially underlying the Notes) of the Company’s common stock. The Capped Call Transactions are generally expected to reduce potential dilution to our common stock upon any conversion of Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the Capped Call Transactions will initially be $89.88 per share of common stock, which represents a premium of 100% over the last reported sale price of the common stock of $44.94 per share on April 8, 2021 and is subject to certain adjustments under the terms of the Capped Call Transactions. The cost of the purchased capped calls of $43.1 million was recorded as a reduction to additional paid-in-capital.

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

Accounting for the Notes

In accounting for the transaction, prior to the adoption of ASU 2020-06 on December 1, 2021, the Notes were separated into liability and equity components.

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

Refer to Note 1, Basis of Presentation for further details on the impact of adoption.

Interest expense related to the Notes:

	Three Months Ended		Nine Months Ended
(In thousands)	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Contractual interest expense (1% coupon)	$900	$900	$2,690	$1,370
Amortization of debt discount and issuance costs	541	3,260	1,595	4,942
	$1,441	$4,160	$4,285	$6,312

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

The Credit Agreement matures on the earlier of (i) January 25, 2027, and (ii) the date that is 181 days prior to the maturity date of our Notes subject to certain conditions as set forth in the Credit Agreement, including the repayment of the Notes, the refinancing of the Notes including a maturity date that is at least 181 days after January 25, 2027 and compliance with a liquidity test when all amounts outstanding will be due and payable in full. The revolving line of credit does not require amortization of principal. The outstanding balance of the term loan as of August 31, 2022 was $269.8 million, with $6.9 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended February 28, 2022. The principal repayment amounts are in accordance with the following schedule: (i) eight payments of $1.7 million each, (ii) four payments of $3.4 million each, (iii) eight payments of $5.2 million each, and (iv) the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of August 31, 2022, the carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds. The interest rate as of August 31, 2022 was 3.81%.

Costs incurred to obtain our long-term debt of $3.2 million, including $1.1 million of unamortized debt issuance costs related to the previous credit agreement, are recorded as debt issuance costs as a direct deduction from the carrying value of the long-term debt liability on our condensed consolidated balance sheets as of August 31, 2022. These costs are being amortized over the term of the Credit Agreement using the effective interest rate method. Amortization expense related to the debt issuance costs was $0.2 million and $0.1 million, for the three months ended August 31, 2022 and August 31, 2021, respectively. Amortization expense related to the debt issuance costs was $0.5 million and $0.4 million for the nine months ended August 31, 2022 and August 31, 2021, respectively. These amounts are recorded in interest expense on our condensed consolidated statements of operations.

The revolving line of credit may be borrowed, repaid, and reborrowed until January 25, 2027, at which time all amounts outstanding must be repaid. As of August 31, 2022, there were no amounts outstanding under the revolving line of credit and $2.1 million of letters of credit outstanding.

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

The components of operating lease cost for the three and nine months ended August 31, 2022 were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	August 31, 2022	August 31, 2022
Lease costs under long-term operating leases	$1,760	$5,344
Lease costs under short-term operating leases	19	50
Variable lease cost under short-term and long-term operating leases(1)	143	437
Total operating lease cost	$1,922	$5,831
(1) Lease costs that are not fixed at lease commencement.

The components of operations lease cost for the three and nine months ended August 31, 2021 were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	August 31, 2021	August 31, 2021
Lease costs under long-term operating leases	$1,991	$6,135
Lease costs under short-term operating leases	3	22
Variable lease cost under short-term and long-term operating leases(1)	130	280
Operating lease right-of-use asset impairment	—	36
Total operating lease cost	$2,124	$6,473
(1) Lease costs that are not fixed at lease commencement.

The table below presents supplemental cash flow information related to leases during the nine months ended August 31, 2022 and August 31, 2021 (in thousands):

	Nine Months Ended
	August 31, 2022	August 31, 2021
Cash paid for leases	$6,481	$6,440
Right-of-use assets recognized for new leases and amendments (non-cash)	$343	$3,222

Weighted average remaining lease term in years and weighted average discount rate are as follows:

	August 31, 2022	November 30, 2021
Weighted average remaining lease term in years	3.54	4.15
Weighted average discount rate	2.7%	2.6%

Future payments under non-cancellable leases are as follows (in thousands):

August 31, 2022
Remainder of 2022	$2,100
2023	7,823
2024	7,444
2025	4,867
2026	1,781
Thereafter	1,300
Total lease payments	25,315
Less imputed interest(1)	(1,210)
Present value of lease liabilities	$24,105
(1) Lease liabilities are measured at the present value of the remaining lease payments using a discount rate determined at lease commencement unless the discount rate is updated as a result of a lease reassessment event.

Note 10: Common Stock Repurchases

In January 2020, our Board of Directors increased the total share repurchase authorization from $75 million to $250 million. In the three months ended August 31, 2022, we repurchased and retired 0.5 million shares for $24.1 million. In the three months ended August 31, 2021, we did not repurchase any shares of our common stock. In the nine months ended August 31, 2022 and August 31, 2021, we repurchased and retired 1.7 million shares for $75.5 million and 0.8 million shares for $35.0 million, respectively. The shares were repurchased in both periods as part of our Board of Directors authorized share repurchase program. As of August 31, 2022, there was $79.5 million remaining under the current authorization.

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

The following table provides the classification of stock-based compensation as reflected on our condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Cost of maintenance and services	$527	$374	$1,410	$1,234
Sales and marketing	1,331	1,424	3,423	4,679
Product development	2,586	1,848	7,548	6,179
General and administrative	4,195	3,193	13,729	9,893
Total stock-based compensation	$8,639	$6,839	$26,110	$21,985

Note 12: Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss during the nine months ended August 31, 2022 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Losses on Investments	Unrealized (Losses) Gains on Hedging Activity	Accumulated Other Comprehensive Loss
Balance, December 1, 2021	$(30,055)	$(49)	$(2,339)	$(32,443)
Other comprehensive (loss) income before reclassifications, net of tax	(10,955)	(13)	4,882	(6,086)
Balance, August 31, 2022	$(41,010)	$(62)	$2,543	$(38,529)

The tax effect on accumulated unrealized losses and gains on investments and hedging activity was $0.9 million and $0.7 million as of August 31, 2022 and November 30, 2021, respectively.

Note 13: Revenue Recognition

Timing of Revenue Recognition

Our revenues are derived from licensing our products, and from related services, which consist of maintenance, hosting services, and consulting and education. Information relating to revenue from external customers by revenue type is as follows (in thousands):

	Three Months Ended		Nine Months Ended
(In thousands)	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Performance obligations transferred at a point in time:
Software licenses	$47,618	$51,930	$135,182	$115,354
Performance obligations transferred over time:
Maintenance	91,043	82,875	272,337	239,921
Services	12,556	12,612	37,367	35,910
Total revenue	$151,217	$147,417	$444,886	$391,185

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

	Three Months Ended		Nine Months Ended
(In thousands)	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
North America	$84,826	$93,880	$248,313	$236,479
EMEA	52,670	40,999	156,006	122,560
Latin America	4,577	5,298	13,138	12,544
Asia Pacific	9,144	7,240	27,429	19,602
Total revenue	$151,217	$147,417	$444,886	$391,185

No single customer, partner, or country outside of the U.S. has accounted for more than 10% of our total revenue for the three and nine months ended August 31, 2022 and August 31, 2021.

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

As of August 31, 2022, invoicing of our long-term unbilled receivables is expected to occur as follows (in thousands):

2023	$4,246
2024	11,390
2025	7,137
2026	3,199
Total	$25,972

Contract assets, which arise when revenue is recognized prior to invoicing and the right to the amount due from customers is conditioned on something other than the passage of time, such as the completion of a related performance obligation, were $2.4 million as of August 31, 2022 and $5.0 million as of November 30, 2021. These amounts are included in unbilled receivables or long-term unbilled receivables on our condensed consolidated balance sheets.

Deferred Revenue

Deferred revenue is recorded when revenue is recognized subsequent to customer invoicing. Our deferred revenue balance is primarily made up of deferred maintenance.

As of August 31, 2022, the changes in deferred revenue were as follows (in thousands):

Balance, December 1, 2021	$252,380
Billings and other	443,627
Revenue recognized	(444,886)
Balance, August 31, 2022	$251,121

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of August 31, 2022, transaction price allocated to remaining performance obligations was $256 million. We expect to recognize approximately 78% of the revenue within the next year and the remainder thereafter.

Deferred Contract Costs

Certain of our sales incentive programs meet the requirements to be capitalized. Depending upon the sales incentive program and the related revenue arrangement, such capitalized costs are amortized over the longer of (i) the product life, which is generally three to five years; or (ii) the term of the related revenue contract. We determined that a three to five year product life represents the period of benefit that we receive from these incremental costs based on both qualitative and quantitative factors, which include customer contracts, industry norms, and product upgrades. Total deferred contract costs were $8.2 million and $7.9 million as of August 31, 2022 and November 30, 2021, respectively, and are included in other current assets and other assets on our condensed consolidated balance sheets. Amortization of deferred contract costs is included in sales and marketing expense on our condensed consolidated statement of operations and was minimal in all periods presented.

Note 14: Restructuring Charges

The following table provides a summary of activity for our restructuring actions, which are detailed further below (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2021	$4,483	$1,889	$6,372
Costs incurred	319	465	784
Cash disbursements	(772)	(2,247)	(3,019)
Translation adjustments and other	—	(1)	(1)
Balance, August 31, 2022	$4,030	$106	$4,136

During the fourth quarter of fiscal year 2021, we restructured our operations in connection with the acquisition of Kemp. Refer to Note 7: Business Combinations for further discussion. This restructuring resulted in a reduction in redundant positions, primarily within the administrative functions of Kemp.

For the three and nine months ended August 31, 2022, we incurred expenses of $0.1 million and $0.5 million, respectively, related to this restructuring. The expenses are recorded as restructuring expenses in the consolidated statements of operations.

A summary of activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2021	$—	$1,882	$1,882
Costs incurred	—	465	465
Cash disbursements	—	(2,240)	(2,240)
Translation adjustments and other	—	(1)	(1)
Balance, August 31, 2022	$—	$106	$106

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2022. Accordingly, the balance of the restructuring liability of $0.1 million is included in other accrued liabilities on the consolidated balance sheet at August 31, 2022.

We expect to incur additional expenses as part of this action related to employee costs during fiscal year 2022, but we do not expect these costs to be material.

During the fourth quarter of fiscal year 2020, we restructured our operations in connection with the acquisition of Chef. Refer to Note 7: Business Combinations for further discussion. This restructuring resulted in a reduction in redundant positions, primarily within administrative functions of Chef.

For the three and nine months ended August 31, 2022, we incurred expenses of $0.2 million and $0.3 million, respectively, related to this restructuring. The expenses are recorded as restructuring expenses in the consolidated statements of operations.

A summary of activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2021	$4,483	$7	$4,490
Costs incurred	319	—	319
Cash disbursements	(772)	(7)	(779)
Balance, August 31, 2022	$4,030	$—	$4,030

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2027. Accordingly, $1.0 million and $3.0 million of the total restructuring liability of $4.0 million is included in short-term and long-term lease liabilities, respectively, on the consolidated balance sheet at August 31, 2022. We do not expect to incur additional material expenses as part of this action.

Note 15: Income Taxes

Our income tax provision for the third quarter of fiscal years 2022 and 2021 reflects our estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events, which are recorded in the period in which they occur. The estimates are reevaluated each quarter based on our estimated tax expense for the full fiscal year.

Our effective tax rate was 21% in the third fiscal quarter of 2022, compared to 22% in the third fiscal quarter of 2021.There were no significant discrete tax items in the third fiscal quarter of either 2022 or 2021.

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

	Three Months Ended		Nine Months Ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Net income	$21,797	$30,976	$71,361	$63,494
Weighted average shares outstanding	43,211	43,762	43,589	43,896
Basic earnings per common share	$0.50	$0.71	$1.64	$1.45

Diluted earnings per common share:
Net income	$21,797	$30,976	$71,361	$63,494
Weighted average shares outstanding	43,211	43,762	43,589	43,896
Effect of dilution from common stock equivalents	724	740	710	646
Diluted weighted average shares outstanding	43,935	44,502	44,299	44,542
Diluted earnings per share	$0.50	$0.70	$1.61	$1.43

We excluded stock awards representing approximately 1,777,000 and 1,739,000 shares of common stock from the calculation of diluted earnings per share in the three and nine months ended August 31, 2022, respectively, as these awards were anti-dilutive. In the three and nine months ended August 31, 2021, we excluded stock awards representing 1,250,000 shares and 1,241,000 shares of common stock, respectively, from the calculation of diluted earnings per share as they were anti-dilutive.

As a result of our adoption of ASU 2020-06 on December 1, 2021, the dilutive impact of the Notes on our calculation of diluted earnings per share is considered using the if-converted method. However, because the principal amount of the Notes must be settled in cash, the dilutive impact of applying the if-converted method is limited to the in-the-money portion, if any, of the Notes. During the three and nine months ended August 31, 2022, we did not include the Notes in our diluted earnings per share calculation because the conversion feature in the Notes was out of the money. For periods prior to our December 1, 2021 adoption of ASU 2020-06, we applied the treasury stock method to account for the dilutive impact of the Notes for diluted earnings per share purposes.

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

In recent years, our total growth strategy has resulted in the rapid expansion of our product portfolio. As our portfolio continues to evolve, we continuously evaluate our organization for additional synergies and efficiencies. Therefore, we are working to realign our go-to-market, product, and operational teams, as well as the increased centralization of additional shared services and functions across our company. We believe that these planned changes will improve collaboration among the teams that develop, sell, and support our products; enhance our ability to integrate acquired businesses; and lead to greater system uniformity and increased operating efficiency.

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

In the first nine months of 2022, we repurchased and retired 1.7 million shares of our common stock for $75.5 million. As of August 31, 2022, there was $79.5 million remaining under share repurchase authorization. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand or discontinue the repurchase program at any time.

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

We derive a significant portion of our revenue from international operations, which are primarily conducted in foreign currencies. As a result, changes in the value of these foreign currencies relative to the U.S. dollar have significantly impacted our results of operations and may impact our future results of operations. Since approximately one-third of our revenue is denominated in foreign currency, and given the recent volatility in the global economy, our revenue results in the third fiscal quarter of 2022 were impacted by fluctuations in foreign currency exchange rates.

Results of Operations

Revenue

	Three Months Ended		% Change
(In thousands)	August 31, 2022	August 31, 2021	As Reported	Constant Currency
Revenue	$151,217	$147,417	3%	6%

	Nine Months Ended		% Change
(In thousands)	August 31, 2022	August 31, 2021	As Reported	Constant Currency
Revenue	$444,886	$391,185	14%	16%

Total revenue increased in both the third fiscal quarter and nine month period ended August 31, 2022 as compared to the same periods last year primarily due to our acquisition of Kemp in the fourth quarter of fiscal year 2021, as well as an increase in our Chef product offerings. These increases were partially offset by decreases in our OpenEdge and DataDirect product offerings, as well as the negative impact of foreign exchange on license and maintenance revenue in our EMEA region.

Software License Revenue

	Three Months Ended		% Change
(In thousands)	August 31, 2022	August 31, 2021	As Reported	Constant Currency
Software licenses	$47,618	$51,930	(8)%	(5)%
As a percentage of total revenue	31%	35%

	Nine Months Ended		% Change
(In thousands)	August 31, 2022	August 31, 2021	As Reported	Constant Currency
Software licenses	$135,182	$115,354	17%	20%
As a percentage of total revenue	30%	29%

Software license revenue decreased in the third quarter of fiscal year 2022 as compared to the same period last year primarily due to decreases in our DataDirect and OpenEdge product offerings, partially offset by our acquisition of Kemp and increases in license sales in our Chef product offerings. Software license revenue increased in the first nine months of fiscal year 2022 as compared to the same period last year primarily due to our acquisition of Kemp and increases in license sales in our Chef product offerings, partially offset by decreases in license sales in our OpenEdge, DataDirect, and Ipswitch product offerings.

Maintenance and Services Revenue

	Three Months Ended		% Change
(In thousands)	August 31, 2022	August 31, 2021	As Reported	Constant Currency
Maintenance	$91,043	$82,875	10%	14%
As a percentage of total revenue	60%	56%
Services	12,556	12,612	—%	2%
As a percentage of total revenue	9%	9%
Total maintenance and services revenue	$103,599	$95,487	8%	12%
As a percentage of total revenue	69%	65%

	Nine Months Ended		% Change
(In thousands)	August 31, 2022	August 31, 2021	As Reported	Constant Currency
Maintenance	$272,337	$239,921	14%	16%
As a percentage of total revenue	61%	61%
Services	37,367	35,910	4%	6%
As a percentage of total revenue	9%	10%
Total maintenance and services revenue	$309,704	$275,831	12%	15%
As a percentage of total revenue	70%	71%

Maintenance revenue increased in the third quarter and first nine months of fiscal year 2022 as compared to the same periods last year primarily due to our acquisition of Kemp and increased maintenance revenue from our Chef, Ipswitch, and DevTools product offerings. Services revenue remained flat in the third quarter of fiscal year 2022 as compared to the same period last year. Services revenue increased in the first nine months of fiscal year 2022 as compared to the same period last year primarily due to increased services revenue from our Sitefinity and Ipswitch product offerings. The maintenance and services increases were partially offset by the negative impact of foreign exchange in our EMEA region.

Revenue by Region

	Three Months Ended		% Change
(In thousands)	August 31, 2022	August 31, 2021	As Reported	Constant Currency
North America	$84,826	$93,880	(10)%	(10)%
As a percentage of total revenue	56%	64%
Europe, the Middle East and Africa ("EMEA")	$52,670	$40,999	28%	40%
As a percentage of total revenue	35%	28%
Latin America	$4,577	$5,298	(14)%	(13)%
As a percentage of total revenue	3%	3%
Asia Pacific	$9,144	$7,240	26%	30%
As a percentage of total revenue	6%	5%

	Nine Months Ended		% Change
(In thousands)	August 31, 2022	August 31, 2021	As Reported	Constant Currency
North America	$248,313	$236,479	5%	5%
As a percentage of total revenue	56%	60%
Europe, the Middle East and Africa ("EMEA")	$156,006	$122,560	27%	36%
As a percentage of total revenue	35%	31%
Latin America	$13,138	$12,544	5%	3%
As a percentage of total revenue	3%	3%
Asia Pacific	$27,429	$19,602	40%	44%
As a percentage of total revenue	6%	6%

Total revenue generated in North America decreased $9.1 million and increased $11.8 million in the third quarter and first nine months of fiscal year 2022, respectively. The decrease in the third quarter was primarily due to decreases from our DataDirect and OpenEdge product offerings. The increase in the first nine months was primarily due to our acquisition of Kemp and increases from our Chef product offerings. The increase in revenue generated in EMEA was primarily due to our acquisition of Kemp, as well as increased revenue from Chef, partially offset by a negative impact of foreign exchange. The decrease in revenue in Latin America in third fiscal quarter of 2022 was primarily due to decreases in our OpenEdge product offerings. The increases in revenue generated in Latin America in the first nine months of fiscal year 2022 and in all periods for Asia Pacific was due to our acquisition of Kemp.

In the first nine months of fiscal year 2022 revenue generated in markets outside North America represented 44% of total revenue compared to 46% of total revenue on a constant currency basis. In the first nine months of fiscal year 2021 revenue generated in markets outside North America represented 40% of total revenue at both actual rates and on a constant currency basis.

Cost of Software Licenses

	Three Months Ended				Nine Months Ended
(In thousands)	August 31, 2022	August 31, 2021	Change		August 31, 2022	August 31, 2021	Change
Cost of software licenses	$2,477	$1,574	$903	57%	$7,669	$3,763	$3,906	104%
As a percentage of software license revenue	5%	3%			6%	3%
As a percentage of total revenue	2%	1%			2%	1%

Cost of software licenses consists primarily of costs of inventories, royalties, electronic software distribution, duplication, and packaging. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix. The year over year increase is due to our acquisition of Kemp in the fourth quarter of fiscal year 2021.

Cost of Maintenance and Services

	Three Months Ended				Nine Months Ended
(In thousands)	August 31, 2022	August 31, 2021	Change		August 31, 2022	August 31, 2021	Change
Cost of maintenance and services	$15,761	$14,895	$866	6%	$46,707	$42,887	$3,820	9%
As a percentage of maintenance and services revenue	15%	16%			15%	16%
As a percentage of total revenue	10%	10%			10%	11%
Components of cost of maintenance and services:
Personnel related costs	$11,338	$10,056	$1,282	13%	$33,175	$29,634	$3,541	12%
Contractors and outside services	2,956	3,504	(548)	(16)%	9,178	9,539	(361)	(4)%
Hosting and other	1,467	1,335	132	10%	4,354	3,714	640	17%
Total cost of maintenance and services	$15,761	$14,895	$866	6%	$46,707	$42,887	$3,820	9%

Cost of maintenance and services consists primarily of costs of providing customer support, consulting, and education. The increases in all periods were primarily due to increased headcount and hosting costs resulting from our acquisition of Kemp, partially offset by decreased contractors and outside services costs.

Amortization of Intangibles

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2022	August 31, 2021	% Change	August 31, 2022	August 31, 2021	% Change
Amortization of intangibles	$5,558	$3,599	54%	$16,589	$10,719	55%
As a percentage of total revenue	4%	2%		4%	3%

Amortization of intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. The increases in both periods shown were due to the acquisition of Kemp.

Gross Profit

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2022	August 31, 2021	% Change	August 31, 2022	August 31, 2021	% Change
Gross profit	$127,421	$127,349	—%	$373,921	$333,816	12%
As a percentage of total revenue	84%	86%		84%	85%

Our gross profit increased primarily due to the increase in revenue, offset by the increases in costs of software licenses, costs of maintenance and services and the amortization of intangibles, each as described above.

Sales and Marketing

	Three Months Ended				Nine Months Ended
(In thousands)	August 31, 2022	August 31, 2021	Change		August 31, 2022	August 31, 2021	Change
Sales and marketing	$34,595	$29,737	$4,858	16%	$100,768	$88,468	$12,300	14%
As a percentage of total revenue	23%	20%			23%	23%
Components of sales and marketing:
Personnel related costs	$29,994	$25,538	$4,456	17%	$86,145	$76,678	$9,467	12%
Contractors and outside services	592	833	(241)	(29)%	2,171	2,189	(18)	(1)%
Marketing programs and other	4,009	3,366	643	19%	12,452	9,601	2,851	30%
Total sales and marketing	$34,595	$29,737	$4,858	16%	$100,768	$88,468	$12,300	14%

Sales and marketing expenses increased in both periods shown, primarily due to increased personnel related costs associated with our acquisition of Kemp, as well as increases in marketing and sales events costs.

Product Development

	Three Months Ended				Nine Months Ended
(In thousands)	August 31, 2022	August 31, 2021	Change		August 31, 2022	August 31, 2021	Change
Product development costs	$28,650	$25,616	$3,034	12%	$85,966	$76,579	$9,387	12%
As a percentage of total revenue	19%	17%			19%	20%
Components of product development costs:
Personnel related costs	$28,044	$24,550	$3,494	14%	$83,277	$73,379	$9,898	13%
Contractors and outside services	275	934	(659)	(71)%	1,989	2,645	(656)	(25)%
Other product development costs	331	132	199	151%	700	555	145	26%
Total product development costs	$28,650	$25,616	$3,034	12%	$85,966	$76,579	$9,387	12%

Product development expenses increased in both periods shown primarily due to increased personnel related costs associated with our acquisition of Kemp, partially offset by decreased contractors and outside services costs.

General and Administrative

	Three Months Ended				Nine Months Ended
(In thousands)	August 31, 2022	August 31, 2021	Change		August 31, 2022	August 31, 2021	Change
General and administrative	$20,141	$16,451	$3,690	22%	$56,339	$46,335	$10,004	22%
As a percentage of total revenue	13%	11%			13%	12%
Components of general and administrative:
Personnel related costs	$14,798	$12,732	$2,066	16%	$44,600	$38,046	$6,554	17%
Contractors and outside services	2,152	2,522	(370)	(15)%	6,481	6,037	444	7%
Other general and administrative costs	3,191	1,197	1,994	167%	5,258	2,252	3,006	133%
Total cost of general and administrative	$20,141	$16,451	$3,690	22%	$56,339	$46,335	$10,004	22%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased in both periods shown primarily due to higher personnel costs associated with our acquisition of Kemp, as well as an increase in other general and administrative costs.

Amortization of Intangibles

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2022	August 31, 2021	% Change	August 31, 2022	August 31, 2021	% Change
Amortization of intangibles	$11,716	$7,978	47%	$35,330	$22,836	55%
As a percentage of total revenue	8%	5%		8%	6%

Amortization of intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of intangibles increased in both periods shown due to the addition of Kemp intangible assets, as discussed above.

Restructuring Expenses

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2022	August 31, 2021	% Change	August 31, 2022	August 31, 2021	% Change
Restructuring expenses	$130	$40	225%	$784	$1,133	(31)%
As a percentage of total revenue	—%	—%		—%	—%

Restructuring expenses recorded in the third quarter and first nine months of fiscal year 2022 relate to the restructuring activities that occurred in the fourth quarters of fiscal years 2021 and 2020 resulting from the acquisitions of Kemp and Chef, respectively. Restructuring expenses recorded in the third quarter and first nine months of fiscal year 2021 are comprised mostly of costs related to the Chef restructuring action of 2020. See the Liquidity and Capital Resources section of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition-Related Expenses

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2022	August 31, 2021	% Change	August 31, 2022	August 31, 2021	% Change
Acquisition-related expenses	$168	$1,481	(89)%	$3,816	$2,721	40%
As a percentage of total revenue	—%	1%		1%	1%

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs consist of professional service fees, including third-party legal and valuation-related fees. Acquisition-related expenses were higher in the third quarter of fiscal year 2021 compared to the current quarter due to costs incurred associated with our acquisition of Kemp. Acquisition-related expenses increased in the first nine months of fiscal year 2022 due to our pursuit of other acquisition opportunities, as well as our acquisition of Kemp. Acquisition-related expenses in the same periods of fiscal year 2021 were primarily related to the acquisition of Kemp.

Gain on Sale of Assets Held for Sale

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2022	August 31, 2021	% Change	August 31, 2022	August 31, 2021	% Change
Gain on sale of assets held for sale	$—	$—	*	$(10,770)	$—	*
As a percentage of total revenue	—%	—%		(2)%	—%
*not meaningful

In the second quarter of fiscal year 2022, we sold corporate land and building assets previously reported as assets held for sale on our consolidated balance sheet. As the sale price less cost to sell was greater than the carrying value of these assets we recognized a net gain on the sale of approximately $10.8 million in the second quarter of fiscal year 2022.

Income from Operations

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2022	August 31, 2021	% Change	August 31, 2022	August 31, 2021	% Change
Income from operations	$32,021	$46,046	(30)%	$101,688	$95,744	6%
As a percentage of total revenue	21%	31%		23%	24%

Income from operations decreased in the third quarter of fiscal year 2022 due to increases in costs of revenue and operating expenses, offset by an increase to revenue. Income from operations increased in the first nine months of fiscal year 2022 due to increases of revenue, offset by an increase in costs of revenue and operating expenses as shown above.

Other (Expense) Income, Net

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2022	August 31, 2021	% Change	August 31, 2022	August 31, 2021	% Change
Interest expense	$(4,009)	$(6,510)	38%	$(11,368)	$(13,625)	17%
Interest income and other, net	247	99	149%	991	222	346%
Foreign currency gain (loss), net	(577)	(128)	(351)%	(832)	(1,006)	17%
Total other expense, net	$(4,339)	$(6,539)	34%	$(11,209)	$(14,409)	22%
As a percentage of total revenue	(3)%	(4)%		(3)%	(4)%
*not meaningful

Other expense, net, decreased in the third quarter and first nine months of fiscal year 2022 as compared to the same periods last year primarily due to decreased interest expense on our convertible senior notes resulting from the adoption of ASU 2020-06. Refer to Note 1, Basis of Presentation for further details on the impact of adoption. The decrease in interest expense on our convertible senior notes was offset by increased interest expense on our term loan, which was amended in the first quarter of fiscal year 2022. Refer to Note 8: Debt, for further details on the impact of the amendment. Interest income and other, net, was higher in the first nine months of fiscal year 2022, resulting from the recognition of grant income during the first quarter of the year. Foreign currency loss increased in the third quarter of fiscal year 2022 and decreased in the first nine months of fiscal year 2022.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2022	August 31, 2021	% Change	August 31, 2022	August 31, 2021	% Change
Provision for income taxes	$5,885	$8,531	(31)%	$19,118	$17,841	7%
As a percentage of total revenue	4%	6%		4%	5%

Our effective tax rate was 21% in the third fiscal quarter of 2022, compared to 22% in the third fiscal quarter of 2021. There were no significant discrete tax items in the third fiscal quarter of either 2022 or 2021.

Net Income

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2022	August 31, 2021	% Change	August 31, 2022	August 31, 2021	% Change
Net income	$21,797	$30,976	(30)%	$71,361	$63,494	12%
As a percentage of total revenue	14%	21%		16%	16%

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

Our ARR was $495.0 million and $439.0 million as of August 31, 2022 and 2021, respectively, which is an increase of 12.7% year-over-year. The growth in our ARR is primarily driven by the acquisition of Kemp.

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

Our net dollar retention rates have generally ranged between 101% and 102% for all periods presented. Our high net dollar retention rates illustrate our predictable and durable top line performance.

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	August 31, 2022	November 30, 2021
Cash and cash equivalents	$224,115	$155,406
Short-term investments	749	1,967
Total cash, cash equivalents and short-term investments	$224,864	$157,373

The increase in cash, cash equivalents and short-term investments of $67.5 million from the end of fiscal year 2021 was due to cash inflows from operations of $152.0 million, proceeds from the sale of long-lived assets of $26.0 million, proceeds from the issuance of debt of $7.5 million, and $5.0 million in cash received from the issuance of common stock. These cash inflows were offset by repurchases of common stock of $75.5 million, dividend payments of $23.4 million, the effect of exchange rates on cash of $14.0 million, payments of debt obligations of $5.2 million, payments of issuance costs for long-term debt of $2.0 million, and purchases of property and equipment of $3.1 million. Except as described below, there are no limitations on our ability to access our cash, cash equivalents and short-term investments.

As of August 31, 2022, $56.5 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries. Foreign cash includes unremitted foreign earnings, which are invested indefinitely outside of the U.S. As such, it is not available to fund our domestic operations. If we were to repatriate these earnings, we may be subject to income tax withholding in certain tax jurisdictions and a portion of the repatriated earnings may be subject to U.S. income tax. However, we do not anticipate that this would have a material adverse impact on our liquidity.

Share Repurchase Program

In January 2020, our Board of Directors increased the total share repurchase authorization from $75 million to $250 million. In the nine months ended August 31, 2022 and August 31, 2021, we repurchased and retired 1.7 million shares for $75.5 million and 0.8 million shares for $35.0 million, respectively. The shares were repurchased in both periods as part of our Board of Directors authorized share repurchase program. As of August 31, 2022, there was $79.5 million remaining under the current authorization.

Dividends

We began paying quarterly cash dividends to Progress stockholders in December 2016, and have paid a quarterly cash dividend since that time. On September 23, 2022, our Board of Directors declared a quarterly dividend of $0.175 per share of common stock which will be paid on December 15, 2022 to stockholders of record as of the close of business on December 1, 2022. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Restructuring Activities

During the fourth quarter of fiscal year 2021, we restructured our operations in connection with the acquisition of Kemp. This restructuring resulted in a reduction in redundant positions, primarily within administrative functions of Kemp. For the three and nine months ended August 31, 2022, we incurred expenses of $0.1 million and $0.5 million, respectively, relating to this restructuring. The expenses are recorded as restructuring expenses in the consolidated statements of operations. We expect to incur additional expenses as part of this action related to employee costs and facility closures as we consolidate offices in various locations during fiscal year 2022, but we do not expect these costs to be material. Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2022. Accordingly, the balance of the restructuring liability of $0.1 million is included in other accrued liabilities on the consolidated balance sheet at August 31, 2022.

During the fourth quarter of fiscal year 2020, we restructured our operations in connection with the acquisition of Chef. Refer to Note 7: Business Combinations for further discussion. This restructuring resulted in a reduction in redundant positions, primarily within administrative functions of Chef. For the three and nine months ended August 31, 2022, we incurred expenses of $0.2 million and $0.3 million, respectively, relating to this restructuring. Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2027. Accordingly, $1.0 million and $3.0 million of the total balance of the restructuring liability of $4.0 million is included in short-term and long-term lease liabilities, respectively, on the condensed consolidated balance sheet at August 31, 2022. We do not expect to incur additional material expenses as part of this action.

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

The outstanding balance of the term loan as of August 31, 2022 was $269.8 million, with $6.9 million due in the next 12 months. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. The interest rate as of August 31, 2022 was 3.81%. As of August 31, 2022, there were no amounts outstanding under the revolving line of credit and $2.1 million of letters of credit outstanding. Refer to Note 8: Debt for further discussion.

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

Cash Flows From Operating Activities

	Nine Months Ended
(In thousands)	August 31, 2022	August 31, 2021
Net income	$71,361	$63,494
Non-cash reconciling items included in net income	79,505	69,191
Changes in operating assets and liabilities	1,157	1,917
Net cash flows from operating activities	$152,023	$134,602

In the first nine months of fiscal year 2022, operating cash flows increased due to the acquisition of Kemp and particularly strong collections of our receivables, partially offset by higher compensation related payments as compared to the same period in 2021. Our gross accounts receivable as of August 31, 2022, decreased by $17.0 million from the end of fiscal year 2021 and our days sales outstanding (DSO) in accounts receivable decreased to 48 days from 54 days in the third fiscal quarter of 2021 due to the timing of billings and collections.

Cash Flows From Investing Activities

	Nine Months Ended
(In thousands)	August 31, 2022	August 31, 2021
Net investment activity	$1,200	$4,150
Purchases of property and equipment	(3,086)	(2,741)
Proceeds from sale of long-lived assets, net	25,998	—
Decrease in escrow receivable and other	134	2,330
Net cash flows from investing activities	$24,246	$3,739

Net cash outflows and inflows of our net investment activity are generally a result of the timing of our purchases and maturities of securities, which are classified as cash equivalents or short-term securities. In the second quarter of fiscal year 2022 we received $26.0 million net proceeds from the sale of long-lived assets. We also purchased $3.1 million of property and equipment in the first nine months of fiscal year 2022, as compared to $2.7 million in the first nine months of fiscal year 2021.

Cash Flows (Used in) From Financing Activities

	Nine Months Ended
(In thousands)	August 31, 2022	August 31, 2021
Proceeds from stock-based compensation plans	$10,384	$9,247
Repurchases of common stock	(75,524)	(35,000)
Proceeds from the issuance of debt	7,474	—
Payment of debt issuance costs	(1,957)	(904)
Payment of principal on long-term debt	(5,154)	(111,669)
Proceeds from issuance of senior convertible notes, net of issuance costs of $9.9 million	—	350,100
Purchase of capped calls	—	(43,056)
Dividend payments to stockholders	(23,351)	(23,372)
Other financing activities	(5,405)	(2,398)
Net cash flows (used in) from financing activities	$(93,533)	$142,948

During the first nine months of fiscal year 2022, we received $5.5 million in net proceeds from the issuance of debt. During the first nine months of fiscal year 2021, we received $349.2 million in net proceeds from the issuance of convertible senior notes and paid $43.1 million to purchase capped calls in connection with the convertible note offering. We received $10.4 million from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $9.2 million in the first nine months of fiscal year 2021. Further, we repurchased $75.5 million of our common stock under our share repurchase plan compared to $35.0 million in the same period of the prior year. We also made payments on our long-term debt of $5.2 million in the first nine months of fiscal year 2022 compared to $111.7 million in the same period of the prior year (including a $98.5 million repayment on the revolving line of credit). Finally, we made dividend payments of $23.4 million to our stockholders during the first nine months of both fiscal year 2022 and 2021.

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

Recent Accounting Pronouncements

Refer to Note 1 - Nature of Business and Basis of Presentation (Part I, Item 1 of this Form 10-Q) for further discussion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the third quarter of fiscal year 2022, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our 2021 10-K, for a more complete discussion of the market risks we encounter.

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

(b) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended August 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the fiscal quarter ended August 31, 2022 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. In addition to the information provided in this report, please refer to Part II, Item 1A: Risk Factors in our Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2022 for a more complete discussion regarding certain factors that could materially affect our business, financial condition or future results.

Our realignment initiatives may disrupt our operations and we may not achieve the expected benefits from our efforts.

As described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 above, we are working to realign our go-to-market, product, and operational teams, as well as the increased centralization of additional shared services and functions across our company. Such realignment initiatives may be complex and could result in significant costs and expenses, which could negatively impact our reputation, financial condition, operating results and shareholder value. There can be no assurance that we can accomplish or implement all of the desired initiatives, or that the activities under those initiatives will result in the desired synergies or efficiencies. Furthermore, management has dedicated, and will continue to dedicate, significant time and effort to implementing such realignment initiatives. These efforts may divert management’s focus and resources from our core business, other corporate initiatives, or strategic opportunities. We may also experience a loss of continuity, loss of accumulated knowledge, or inefficiency during transitional periods. Additionally, efforts related to the implementation of these initiatives could yield unintended consequences (e.g., adversely affecting our ability to execute on merger and acquisition objectives, confusion or distraction of our management and employees, reduced employee morale and retention, delaying the development and introduction of new products and technologies), which may negatively affect our business, sales, financial condition and results of operations.

Fluctuations in foreign currency exchange rates have had, and could continue to have, an adverse impact on our financial condition and results of operations.

Changes in the value of foreign currencies relative to the U.S. dollar have, and could continue to, adversely affect our results of operations and financial position. In recent periods, as the value of the U.S. dollar has strengthened in comparison to certain foreign currencies (particularly in EMEA), our reported international revenue has been reduced because foreign currencies translate into fewer U.S. dollars. As approximately one-third of our revenue is denominated in foreign currencies, these exchange rate fluctuations have impacted, and we expect will continue to impact, our revenue results. Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 for additional information. We seek to reduce our exposure to fluctuations in exchange rates by entering into foreign exchange forward contracts to hedge certain actual and forecasted transactions of selected currencies (mainly in Europe, Brazil, India and Australia). Our currency hedging transactions may not be effective in reducing the adverse impact of fluctuations in foreign currency exchange rates. Further, as geopolitical volatility around the world increases, there is increasing risk of the imposition of exchange or price controls, or other restrictions on the conversion of foreign currencies, which could have a material adverse effect on our business.

We are currently operating in a period of economic uncertainty and capital markets disruption due to various geopolitical and macro-economic factors, which may materially adversely affect our business, financial condition, and results of operations.

U.S. and global markets are continuing to experience volatility and disruption following the escalation of geopolitical tensions in February 2022 with Russia’s invasion of Ukraine. The ongoing military conflict in Ukraine is highly unpredictable and has already led to market disruptions, including volatile capital markets, higher interest rates and debt capital costs, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, as well as supply chain disruptions and increases in costs of certain raw materials and transportation, which have in turn contributed to global inflationary pressures. These and related actions, responses, and consequences may contribute to world-wide economic downturns. In addition, prolonged unrest, military activities, or broad-based sanctions could have a material adverse effect on our operations and business outlook. Given our meaningful reliance on revenue generated outside of North America (which constituted 40% of our total revenue in fiscal 2021) and our reliance on revenue generated in EMEA (which constituted 32% of our total revenue in fiscal 2021), disruption of commercial activities in these regions may materially adversely affect our financial condition and results of operations. Russia’s invasion of Ukraine has also elevated the risk of cyber-attacks on U.S. and global companies, and any such cyber-attack could similarly impact or disrupt our commercial activities. Although we cannot predict what the impacts may be, our global operations and reliance on interconnected technology increase the risk to our operations. The extent and duration of the conflict in Ukraine, geopolitical tensions, inflationary pressures and resulting market disruptions are impossible to predict but could be substantial. Any such disruptions may also magnify the impact of other risks described herein and in our Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

Information related to the repurchases of our common stock by month in the third quarter of fiscal year 2022 is as follows (in thousands, except per share and share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
June 2022	100	$44.99	100	$103,523
July 2022	541,888	44.36	541,888	79,476
August 2022	—	—	—	79,476
Total	541,988	$44.36	541,988	$79,476

(1)In January 2020, our Board of Directors increased the total share repurchase authorization from $75.0 million to $250.0 million. As of August 31, 2022, there was $79.5 million remaining under this authorization.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Yogesh K. Gupta

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Anthony Folger

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101*	The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended August 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of August 31, 2022 and November 30, 2021; (ii) Condensed Consolidated Statements of Income for the three and nine months ended August 31, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2022 and 2021; (iv) Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended August 31, 2022 and 2021; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2022 and 2021; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	October 6, 2022	/s/ YOGESH K. GUPTA
Yogesh K. Gupta
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	October 6, 2022	/s/ ANTHONY FOLGER
Anthony Folger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	October 6, 2022	/s/ DOMENIC LOCOCO
Domenic LoCoco
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)