Form 10-K
period 2022-11-30
PROGRESS SOFTWARE CORP /MA
filed 2023-01-27
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2022
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

As of May 31, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $2,068,000,000.

As of January 20, 2023, there were 43,345,287 common shares outstanding.

Documents Incorporated By Reference
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

PROGRESS SOFTWARE CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2022

CAUTIONARY STATEMENTS

This Form 10-K, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Whenever we use words such as “believe,” “may,” “could,” “would,” “might,” “should,” “expect,” “intend,” “plan,” “estimate,” “target,” “anticipate” and negatives and derivatives of these or similar expressions, or when we make statements concerning future financial results, product offerings or other events that have not yet occurred, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Actual future results may differ materially from those contained in or implied by our forward-looking statements as a result of various factors. Such factors are more fully described in Part I, Item 1A of this Form 10-K under the heading “Risk Factors”. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure you that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.

PART I

Item 1. Business

Overview

Progress Software Corporation ("Progress," the "Company," "we," "us," or "our") is the trusted provider of the best products to develop, deploy and manage high-impact business applications. We enable our customers to develop the applications and experiences they need, deploy where and how they want, and manage it all safely and securely. Progress helps customers drive faster cycles of innovation, fuel momentum and accelerate their path to success.

Our products are generally sold as perpetual licenses, but certain products also use term licensing models and our cloud-based offerings use a subscription-based model. More than half of our worldwide license revenue is realized through relationships with indirect channel partners (principally independent software vendors ("ISVs")); original equipment manufacturers ("OEMs"); and value-added resellers ("VARs"), systems integrators, and distributors.

We operate in North America and Latin America (the "Americas"); Europe, the Middle East and Africa ("EMEA"); and Asia and Australia ("Asia Pacific"), through local subsidiaries as well as independent distributors.

Strategic Plan and Operating Model

The key tenets of our strategic plan and operating model are based on our Total Growth Strategy, the three-pillar approach focused on: investing and innovating in our current product portfolio, customer retention, and growth through accretive acquisition (“M&A”):

Be the Trusted Provider of the Best Products to Develop, Deploy and Manage High Impact Applications. A key element of our strategy is centered on building and maintaining the best products and tools enterprises need to build, deploy, and manage modern, strategic business applications. We offer these products and tools to both new customers and partners, as well as our existing partner and customer ecosystems.

Focus on Customer and Partner Retention to Drive Recurring Revenue and Profitability. Our organizational philosophy and operating principles focus primarily on customer and partner retention and success, and a streamlined operating approach to drive predictable and stable recurring revenue and high levels of profitability.

Follow a Total Growth Strategy through Accretive M&A. We focus on accretive acquisitions of businesses within the software infrastructure space, with products that appeal to both information technology ("IT") organizations and individual developers. Potential acquisitions must meet strict financial and other criteria, which help further our goal to provide significant stockholder returns by providing scale and increased cash flows. In April 2019, we acquired Ipswitch, Inc.; in October 2020, we acquired Chef Software, Inc.; and in November 2021, we acquired Kemp Technologies. In addition, on January 3, 2023, we announced our entry into a definitive agreement with Vector Maven Holdings, Inc. and Vector Maven Holdings, L.P. to acquire MarkLogic Corporation ("MarkLogic"), a leader in managing complex data and metadata (subject to the satisfaction of the terms and conditions set forth in the definitive agreement).

In recent years, our total growth strategy, described above, has resulted in the rapid expansion of our product portfolio. As our portfolio evolves, we continuously evaluate our organization for additional synergies and efficiencies. In connection therewith, we are working to realign our go-to-market, product, and operational teams and to increase centralization of shared services and functions across our company. We believe that these changes will improve collaboration among the teams that develop, sell, and support our products; enhance our ability to integrate acquired businesses; and lead to greater system uniformity and increased operating efficiency.

Employ a Multi-Faceted Capital Allocation Strategy. Our capital allocation policy emphasizes accretive M&A, which allows us to expand our business and drive significant stockholder returns. We also utilize dividends and share repurchases to return capital to stockholders. We intend to continue to repurchase our shares in sufficient quantities to offset dilution from our equity plans and to continue to return a portion of our annual cash flows from operations to stockholders in the form of dividends.

In fiscal year 2022, we repurchased and retired 1.7 million shares of our common stock for $77.0 million. As of November 30, 2022, there was $78.0 million remaining under the share repurchase program authorized by our Board of Directors. On January 10, 2023, our Board of Directors increased our share repurchase authorization by $150.0 million, to an aggregate authorization of $228.0 million. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand or discontinue the repurchase program at any time.

We began paying quarterly cash dividends of $0.125 per share of common stock to Progress stockholders in December 2016 and have paid quarterly dividends since that time. On September 23, 2022, our Board of Directors declared a quarterly dividend of $0.175 per share of common stock which was paid on December 15, 2022 to stockholders of record as of the close of business on December 1, 2022. On January 10, 2023, our Board of Directors declared a quarterly dividend of $0.175 per share of common stock that will be paid on March 15, 2023 to shareholders of record as of the close of business on March 1, 2023. Future declarations of dividends, if any, and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

As described above, we expect to continue to pursue acquisitions meeting our financial criteria that are designed to expand our business and drive significant stockholder returns. As a result, our expected uses of cash could change, our cash position could be reduced, and we may incur additional debt obligations to the extent we complete additional acquisitions. However, we currently believe that existing cash balances, together with funds generated from operations and amounts available under our credit facility, will be sufficient to finance our operations and meet our foreseeable cash requirements, including quarterly cash dividends and stock repurchases to Progress stockholders, as applicable, through at least the next twelve months.

We derive a significant portion of our revenue from international operations, which are primarily conducted in foreign currencies. As a result, changes in the value of these foreign currencies relative to the U.S. dollar have significantly impacted our results of operations and may impact our future results of operations. Since approximately one-third of our revenue is denominated in foreign currency, and given the recent volatility in the global economy, our revenue results in the fiscal year 2022 were impacted by fluctuations in foreign currency exchange rates.

Our Products

With Progress, businesses can automate and optimize the process by which applications are developed, deployed and managed. This makes critical data and content more accessible and secure and technology teams more productive. We have a deep commitment to the developer community, both open source and commercial alike. Described below are some of the products that make up our comprehensive product portfolio.

Progress OpenEdge: An application development platform for running business-critical applications needing high-performance, high availability and flexible deployment options for extensibility, scalability, security and performance.

Progress Chef: DevOps/DevSecOps automation software to achieve secure, continuous delivery of critical applications and infrastructure.

Progress Developer Tools: The comprehensive software development tooling collection including .NET and JavaScript UI components for web, desktop and mobile applications, reporting and report management tools and automated testing and mocking tools.

Progress Kemp LoadMaster: Flexible application delivery and security product offering cloud-native, virtual and hardware load balancers.

Progress MOVEit: Managed File Transfer software for managing and controlling the movement of sensitive files, securing them both at-rest and in-transit, and ensuring strict adherence to compliance requirements.

Progress DataDirect: Secure data connectivity tools for Relational, NoSQL, Big Data and SaaS data sources.

Progress WhatsUp Gold: Network infrastructure monitoring software providing complete visibility of all network devices, servers, virtual machines, cloud and wireless environments to find and fix network problems.

Progress Sitefinity: Digital Experience Platform foundation, delivering intelligent, ROI-driving tools for marketers and an extensible platform for developers to create engaging, cross-channel digital experiences.

Progress Flowmon: Network security and visibility product with automated response across hybrid cloud ecosystems.

Progress Corticon: Decision automation platform to transform user experiences by streamlining and automating complex business rules—without having to code.

Product Development

Most of our products have been developed by our internal product development staff or the internal staffs of acquired companies. We believe that the features and performance of our products are competitive with those of other available infrastructure software products and that none of the current versions of our products are approaching obsolescence. However, we have invested, and expect to continue to invest in new product development and enhancements of our current products to maintain our competitive position.

Our primary development offices are located in Burlington, Massachusetts; Morrisville, North Carolina; Alpharetta, Georgia; Madison, Wisconsin; Sofia, Bulgaria; Limerick, Ireland; Brno, Czech Republic; and Bengaluru and Hyderabad, India.

Customers

We sell our products globally through several channels: directly to end users and indirectly through ISVs, OEMs, systems integrators, VARs and distributors. Sales of our products through our direct sales force have historically been to business managers or IT managers in corporations and governmental agencies. We also target developers who create business applications, from individuals to teams, within enterprises of all sizes.

We also sell our products through indirect channels, primarily ISVs. OEMs, and value-added resellers ("VARs"), who embed or add features to our products as part of an integrated solution. We use distributors and resellers, both internationally and domestically, in certain locations where we do not have a direct presence or where it is more economically or contractually feasible for us to do so. More than half of our license revenues are derived from these indirect channels.

Independent Software Vendors

Our ISVs cover a broad range of markets, offer an extensive library of business applications and are a source of recurring revenue. We have kept entry costs, consisting primarily of the initial purchase of development licenses, low to encourage a wide variety of ISVs to build applications. If an ISV succeeds in marketing its applications, we obtain recurring revenue as the ISV licenses our products to allow its application to be installed and used by customers. In recent years, a significantly increasing amount of our revenue from ISVs has been generated from ISVs who have chosen to enable their business applications under a software-as-a-service ("SaaS") platform.

Original Equipment Manufacturers

We enter into arrangements with OEMs in which the OEM embeds our products into its solutions, typically either software or technology devices. OEMs typically license the right to embed our products into their solutions and distribute those solutions for initial terms ranging from one to three years. Historically, most of our OEMs have renewed their agreements upon the expiration of the initial term. However, there is no assurance that they will continue to renew in the future. If any of our largest OEM customers were not to renew their agreements in the future, this could materially impact our DataDirect product line.

Value Added Resellers, Systems Integrators and Distributors

We enter into arrangements with VARs in which the VAR adds features or services to our products, then resells those products as an integrated product or complete "turn-key" solution. Systems Integrators typically have expertise in vertical or functional markets: they may resell our products by bundling them with their broader service offerings or refer sales opportunities to our direct sales force. Distributors resell our products, services and support within their territories.

No single customer or partner has accounted for more than 10% of our total revenue in any of our last three fiscal years.

Sales and Marketing

We sell our products through our direct sales force and indirect channel partners. Our sales and field marketing groups are organized primarily by geographic region (i.e. North America, EMEA, Latin America, and Asia Pacific). We believe this structure allows us to maintain direct contact with our customers and support their diverse market requirements. Our international operations provide focused local sales, support and marketing efforts and are able to respond directly to changes in local conditions.

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

Our marketing personnel conduct a variety of marketing engagement programs designed to create demand for our products, enhance the market readiness of our products, raise the general awareness of our company and our products, generate leads for the sales organization and promote our various products. These programs include press relations, analyst relations, investor relations, digital/web marketing, marketing communications, participation in trade shows and industry conferences, and production of sales and marketing literature. We also hold and participate in global events, as well as regional user events in various locations throughout the world.

Our sales and marketing efforts with respect to certain products differ from our traditional sales and marketing efforts because the target markets are different. For these products, we have designed our marketing and sales model to be efficient for high volumes of lower-price transactions. Our marketing efforts focus on driving traffic to our websites and on generating high quality sales leads, in many cases, consisting of developer end users who download a free evaluation of our software. Our sales efforts then focus on converting these leads into paying customers through a high volume, short duration sales process. Of particular importance to our target market, we enable our customers to buy our products in a manner convenient to them, whether by purchase order, online with a credit card or through our channel partners.

Customer Support

Our customer support staff provides telephone and Web-based support to end users, application developers and OEMs. Customers purchase maintenance services entitling them to software updates, technical support and technical bulletins. Maintenance is generally not required with those products sold under perpetual license agreements and is purchased at the customer's option. We provide support to customers primarily through our main regional customer support centers in Burlington, Massachusetts; Morrisville, North Carolina; Alpharetta, Georgia; Madison, Wisconsin; Limerick, Ireland; Rotterdam, The Netherlands; Brno, Czech Republic; Bengaluru, India; Hyderabad, India; Singapore; and Sofia, Bulgaria. Local technical support for specific products is provided in certain other countries as well.

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

Competition

The software industry is intensely competitive. We experience significant competition from a variety of sources with respect to all of our products. We believe that certain competitive factors affect the market for our software products and services, which may include: (i) vendor and product reputation; (ii) product quality, performance and price; (iii) the availability of software products on multiple platforms; (iv) product scalability; (v) product integration with other enterprise applications; (vi) software functionality and features; (vii) software ease of use; (viii) the quality of professional services, customer support services and training; and (ix) the ability to address specific customer business problems. We believe the relative importance of each of these factors depends upon the concerns and needs of each specific customer.

We compete with multiple companies, some that have single or narrow solutions, and some that have a range of enterprise infrastructure solutions. Many of these vendors offer platform-as-a-service, application development, data integration and other tools in conjunction with their CRM, web services, operating systems, and relational database management systems. We compete with software vendors that offer their products under a proprietary software license model, and various other vendors that offer their solutions in an open-source licensing or freely available distribution model.

We do not believe that there is a dominant vendor in the infrastructure software markets in which we compete. However, some of our competitors have greater and/or more experienced financial, marketing or technical resources than we have, or may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than we are able. Increased competition could make it more difficult for us to maintain our revenue and market presence.

Intellectual Property

We rely on a combination of contractual provisions and copyright, patent, trademark and trade secret laws to protect our proprietary rights in our products. Except as described below with respect to our Chef products, we generally distribute our products under software license agreements that grant customers a perpetual nonexclusive license to use our products and contain terms and conditions prohibiting the unauthorized reproduction or transfer of our products. We also distribute our products through various channel partners, including ISVs, OEMs and systems integrators. We also license our products under term or subscription arrangements. In addition, we attempt to protect our trade secrets and other proprietary information through agreements with employees, consultants and channel partners. Although we intend to protect our rights vigorously, and do not intend to infringe upon the intellectual property rights of other parties, there is no assurance that these measures will be successful.

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

Human Capital

As of November 30, 2022, we had 2,071 employees worldwide, including 664 in sales and marketing, 324 in customer support and services, 842 in product development and 241 in administration.

None of our U.S. employees are subject to a collective bargaining agreement. Employees in certain foreign jurisdictions are represented by local workers’ councils and/or collective bargaining agreements as may be customary or required in those jurisdictions.

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. Therefore, we provide our employees with competitive compensation and benefits, opportunities for equity ownership, and development programs that enable continued learning and growth.

Employee Engagement, Development and Training

We invest significant resources to develop our in-house talent and deepen our employees’ skill sets, both to strengthen our company and help further our employees’ personal career goals. We empower our employees to drive their career aspirations and set personal development objectives in partnership with their managers. To strengthen these conversations, we train managers across the globe to partner with employees through career conversations and provide career development training for all employees so that they can successfully leverage the many tools in place to support them.

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

Flexible Work Approach

The COVID‐19 pandemic significantly changed the way employees think about where and how they work. For most of our employees, productivity is no longer tied to being in an office and collaboration can happen between people anywhere. Our view of our offices has evolved to places for collaboration and in-person interactions rather than the only places where productive work can occur. In 2021 we announced a modern approach to work that gives our employees more flexibility to choose where to work. Depending on their role, this means that employees can choose their office location, as well as continue to work from home some or all the time. We expect this flexible approach will help us recruit and retain employees.

Inclusion and Diversity

As a multicultural company serving a global community, we encourage a wide range of views and celebrate our diverse backgrounds. We are committed to creating a culture of innovation and inspiration, where employees feel a strong sense of community and pride in the company and the successes they have helped to achieve. We have an Inclusion and Diversity Advisory Committee, made up of a diverse group of Progress employees from around the globe with varying backgrounds, skill sets and viewpoints. This committee supports our Chief Inclusion and Diversity Officer in the formation and implementation of enterprise-wide Inclusion and Diversity initiatives and ensuring a clear Inclusion and Diversity vision is established and articulated in a way that is authentic for all Progress employees.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at www.progress.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (the "SEC") at www.sec.gov. The information posted on our website is not incorporated into this Annual Report on Form 10-K.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. The risks discussed below could materially affect our business, financial condition and future results. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or operating results in the future.

Risks Related to Our Ability to Grow Our Business

Technology and customer requirements evolve rapidly in our industry, and if we do not continue to develop new products and enhance our existing products in response to these changes, our business could be harmed. Ongoing enhancements to our product sets (both organically and through acquisitions) will be required to enable us to maintain our competitive position and the competitive position of our ISVs, distributors/resellers, and OEMs. We may not be successful in developing and marketing enhancements to our products on a timely basis, and any enhancements we develop may not adequately address the changing needs of the marketplace. Overlaying the risks associated with our existing products and enhancements are ongoing technological developments and rapid changes in customer and partner requirements. Our future success will depend upon our ability to develop, acquire and introduce new products in a timely manner that take advantage of technological advances and respond to new customer and partner requirements. We may not be successful in developing or acquiring new products incorporating new technology on a timely basis, and any new products we develop or acquire may not adequately address the changing needs of the marketplace or may not be accepted by the market. Failure to develop new products and product enhancements that meet market needs in a timely manner could have a material adverse effect on our business, financial condition and operating results.

We are substantially dependent on our OpenEdge products. We derive a significant portion of our revenue from software license and maintenance revenue attributable to our OpenEdge product set, which in fiscal year 2022 accounted for approximately 42% of our aggregate revenue on a consolidated basis. Accordingly, our future results depend on continued market acceptance of OpenEdge. If consumer demand declines, or new technologies emerge that are superior to, or are more responsive to customer requirements than OpenEdge, such that we are unable to maintain OpenEdge’s competitive position within its marketplace, our business, financial condition and operating results may be materially adversely affected.

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

The value of our Chef software assets may be limited by open source development and licensing practices. Our Chef offerings incorporate software components licensed to the general public under open source licenses. We obtain many components from software developed and released by contributors to independent open source components of our offerings. One of the characteristics of open source software is that the governing license terms generally allow liberal modifications of the code and distribution to a wide group of companies and/or individuals. As a result, the marketplace for new products is intensely competitive and characterized by low barriers to entry because others could develop new software products or services based upon those open source programs that compete with existing open source software that we support and incorporate into our Chef products. New competitors possessing technological, marketing or other competitive advantages that develop their own open source software or hybrid proprietary and open source software offerings, may reduce the demand for, and putting price pressure on, our products enabling them to rapidly acquire market share, and limit the value of our software assets.

We intend to make additional acquisitions of businesses, products or technologies that involve additional risks, which could disrupt our business or harm our financial condition, results of operations or cash flows. A key element of our strategy includes the acquisition of businesses that offer complementary products, services and technologies, augment our revenues and cash flows, and meet our strict financial and other criteria. We may not be able to identify suitable acquisition opportunities or consummate any such transactions. Even if an acquisition is successful, integration of a new business involves a number of risks that could have a material adverse effect on our business, financial condition, operating results or cash flows, including:

•difficulties of assimilating the operations and personnel, products or systems of acquired companies;
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
•the risk that an acquired company’s cybersecurity may not have been sufficient and could cause a post-acquisition risk once integrated into our systems;
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
•geographic and cultural differences;
•lack of experience operating in the industry or markets of the acquired business (e.g., satisfying the requirements of public-sector customers);
•potential loss of key employees and customers;
•the potential for deficiencies in internal controls at the acquired or combined business, including but not limited to with regard to any weaknesses or vulnerabilities in a target company’s cybersecurity controls;
•performance problems with the acquired business’s technology;
•exposure to unanticipated liabilities of the acquired business, including any cybersecurity issues;
•insufficient revenue to offset increased expenses associated with the acquisition; and
•adverse tax consequences.

In addition, if we fail to complete an announced acquisition (such as MarkLogic), our stock price could fall to the extent the price reflects an assumption that such acquisition will be completed, and we may incur significant unrecoverable costs. Further, the failure to consummate an acquisition may result in negative publicity and adversely impact our relationships with our customers, vendors and employees. We may become subject to legal proceedings relating to the acquisition and the integration of acquired businesses may not be successful. Failure to manage and successfully integrate acquired businesses, achieve anticipated levels of profitability of the acquired business, improve margins of the acquired businesses and products, or realize other anticipated benefits of an acquisition could materially harm our business, operating results and margins.

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

Risks Related to the Operation of Our Business

Our realignment initiatives may disrupt our operations and we may not achieve the expected benefits from our efforts. We have restructured or made other adjustments to our workforce in response to management changes, product changes, performance issues, changes in strategy, acquisitions and other internal and external considerations; and we may undertake similar restructuring or realignment initiatives in the future. As described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 below, we are currently working to realign our go-to-market, product, and operational teams, as well as increase centralization of shared services and functions across our company. In the past, realignment initiatives have resulted in increased restructuring costs and have temporarily reduced productivity. Current and future realignment initiatives may be complex and could result in significant costs and expenses, which could negatively impact our reputation, financial condition, operating results and shareholder value. There can be no assurance that we can accomplish or implement all of the desired initiatives, or that the activities under those initiatives will result in the desired synergies or efficiencies. Furthermore, management has dedicated, and will continue to dedicate, significant time and effort to implementing such realignment initiatives. These efforts may divert management’s focus and resources from our core business, other corporate initiatives, or strategic opportunities. We may also experience a loss of continuity, loss of accumulated knowledge, or inefficiency during transitional periods. Additionally, efforts related to the implementation of these initiatives could yield unintended consequences (e.g., adversely affecting our ability to execute on merger and acquisition objectives, confusion or distraction of our management and employees, reduced employee morale and retention, delaying the development and introduction of new products and technologies), which may negatively affect our business, sales, financial condition and results of operations.

Our international operations expose us to additional risks, and changes in global economic and political conditions could adversely affect our international operations, our revenue and our net income. Approximately 43% of our total fiscal 2022 revenue, was generated from sales outside North America. Political and/or financial instability, oil price shocks and armed conflict in various regions of the world, including, but not limited to, Russia's invasion of Ukraine in February 2022, or increased cyber incidents as a result therefrom or otherwise, can lead to economic uncertainty and may adversely impact our business. Political instability may lead to significant, continuing volatility in global stock markets and currency exchange rate fluctuations. If customers’ buying patterns, decision-making processes, timing of expected deliveries and timing of new projects unfavorably change due to economic or political conditions, there would be a material adverse effect on our business, financial condition and operating results.

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

In addition, our business has been, and could in the future be, adversely affected by regional or global health crises, such as the COVID-19 pandemic. A significant outbreak of contagious diseases and other adverse public health developments, or the fear of such events that results in a widespread health crisis could adversely affect global supply chains and the economies and financial markets of many countries. Any prolonged economic disruption could affect demand for our products and services and adversely impact our results of operations and financial condition.

If our security measures are breached, our products and services may be perceived as not being secure, customers may curtail or stop using our products and services, and we may incur significant legal and financial exposure. including but not limited to from loss of customer or company data, loss of customers or otherwise. Our products and services involve the storage and transmission of our customers’ proprietary information and may be vulnerable to unauthorized access, computer viruses, cyber-attacks, distributed denial of service attacks and other disruptive problems. As disclosed on December 19, 2022, following the detection of irregular activity on certain portions of our corporate network, we engaged outside cybersecurity experts and other incident response professionals to conduct a forensic investigation and assess the extent and scope of the cyber incident. During the investigation, we and our external advisors uncovered evidence of unauthorized access to our corporate network, including evidence that certain company data had been exfiltrated. As the investigation remains ongoing, we continue to assess the potential impact on our business, operations and financial results. As demonstrated by this cyber incident, due to the actions of outside parties, employee error, malfeasance, or otherwise, an unauthorized party may obtain access to our data or our customers’ data, which could result in its theft, destruction, corruption or misappropriation and thus legal and financial exposure. Security risks in recent years have increased significantly given the increased sophistication and activities of hackers, organized crime, including state-sponsored organizations and nation-states, and other outside parties. Cyber threats are continuously evolving, increasing the difficulty of defending against them. Increased risks of such attacks and disruptions also exist due to the Russian invasion of Ukraine beginning in February 2022. While we have implemented security procedures and controls aimed at addressing these threats, our security measures could be compromised, could prove to be inadequate or could fail. Any security breach or unauthorized access could result in significant legal and financial exposure, increased costs to defend litigation, indemnity and other contractual obligations, government fines and penalties, damage to our reputation and our brand, and a loss of confidence in the security of our products and services that could potentially have an adverse effect on our business and results of operations. Breaches of our network could disrupt our internal systems and business applications, including services provided to our customers. Additionally, data breaches could compromise technical and proprietary information, harming our competitive position. We may need to spend significant capital or allocate significant resources to ensure effective ongoing protection against the threat of security breaches or to address security related concerns. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose customers. In addition, our insurance coverage may not be adequate to cover all costs related to cybersecurity incidents and the disruptions resulting from such events.

If our products contain software defects or security flaws, it could harm our revenues and expose us to litigation. Our products, despite extensive testing and quality control, may contain defects or security flaws, especially when we first introduce them or when new versions are released. We may need to issue corrective releases of our software products to fix any defects or errors. Depending upon the severity of any such events, the detection and correction of any security flaws can be time consuming and costly. Errors in our software products could affect the ability of our products to work with other hardware or software products, delay the development or release of new products or new versions of products, adversely affect market acceptance of our products and expose us to potential litigation. If we experience errors or delays in releasing new products or new versions of products, such errors or delays could have a material adverse effect on our revenue.

A failure of our information technology systems, including a cyber incident, could have a material adverse effect on our business. We rely on our technology infrastructure, and the technology infrastructure of third parties, for many functions, including selling our products, supporting our ISVs and other third-party channels, fulfilling orders and billing, and collecting and making payments. This technology infrastructure may be vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist attacks, the outbreak of wars or other armed conflicts, the escalation of hostilities, geopolitical tensions or trade wars, acts of terrorism or “ acts of God,” particularly involving geographies in which we or third parties on whom we depend have operations, computer intrusions or other similar cyber intrusions, vulnerabilities and viruses, software errors, computer denial-of-service attacks and other similar events. A significant number of the systems making up this infrastructure are not redundant, and our disaster recovery planning may not be sufficient for every eventuality. This technology infrastructure may fail or be vulnerable to damage or interruption because of actions by third parties or employee error or malfeasance. In addition, depending upon the severity of any such actions, we may not carry business interruption insurance sufficient to protect us from all losses that may result from interruptions in our services as a result of such technology infrastructure failures or provide us with the ability to cover all contingencies. Any interruption in the availability of our websites and on-line interactions with customers or partners may cause a reduction in customer or partner satisfaction levels, which in turn could cause additional claims, reduced revenue or loss of customers or partners. Despite any precautions we may take, these problems could result in, among other consequences, a loss, destruction, corruption or misappropriation of company or customer data, loss of confidence in the stability and reliability of our offerings, damage to our reputation, and legal liability, all of which may adversely affect our business, financial condition, operating results and cash flows.

Catastrophic events, including but not limited to cyber events, may disrupt our business. We rely on our network infrastructure and enterprise applications, internal technology systems and website for our development, marketing, operations, support and sales activities. In addition, we rely on third-party hosted services, and we do not control the operation of third-party data center facilities, which increases our vulnerability. A disruption, infiltration or failure of these systems or third-party hosted services in the event of a major earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunctions, pandemics (including the COVID-19 pandemic or other future pandemics), cyber-attack or other similar interruptions to our business, war (including the Russian invasion of Ukraine), terrorist attack or other catastrophic event that our disaster recovery plans do not adequately address, could cause system interruptions, reputational harm, loss of intellectual property, delays in our product development, lengthy interruptions in our services, breaches of data security and loss, destruction, misappropriation or corruption of critical company or customer data. A catastrophic event including a cyber event a war or an act of terrorism that results in the loss, destruction, misappropriation, corruption or disruption of any of our data, our customer’s data or our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected, and the adverse effects of any such catastrophic event would be exacerbated if experienced at the same time as another unexpected and adverse event.

Adverse developments in our relationships with certain third parties or within the business of such third parties could harm our revenues and results of operations. We recognize a substantial portion of our revenue from sales made through third parties, including our ISVs, distributors/resellers, and OEMs, and our future results depend in large part upon our continued successful distribution of our products through these channels. The activities of these third parties are not within our direct control. Our failure to manage our relationships with these third parties effectively could impair the success of our sales, marketing and support activities. A reduction in the sales efforts, technical capabilities or financial viability of these parties, a misalignment of interest between us and them, or a termination of our relationship with a major ISV, distributor/reseller, or OEM could have a negative effect on our sales and financial results. Any adverse effect on any of our ISV's, distributors'/resellers', or OEMs’ businesses related to competition, pricing and other factors could also have a material adverse effect on our business, financial condition and operating results.

Our customers and partners may delay payment or fail to pay us in accordance with the terms of their agreements, necessitating action by us to compel payment. If customers or partners delay payment or fail to pay us under the terms of our agreements, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our contracts, including litigation. Furthermore, some of our customers and partners may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, or pay those amounts more slowly, either of which could adversely affect our operating results, financial position and cash flow.

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

Risks Related to Laws and Regulations

We are subject to risks associated with compliance with laws and regulations globally, which may harm our business. We are a global company subject to varied and complex laws, regulations and customs, both domestically and internationally. These laws and regulations relate to a number of aspects of our business, including trade protection, import and export control, data and transaction processing security, payment card industry data security standards, records management, user-generated content hosted on websites we operate, data privacy or related privacy practices, data residency, corporate governance, anti-trust and competition, employee and third-party complaints, anti-corruption, gift policies, conflicts of interest, securities regulations and other regulatory requirements affecting trade and investment. The application of these laws and regulations to our business is often unclear and may at times conflict on a domestic or international basis. For example, in many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us, including the Foreign Corrupt Practices Act. We cannot provide assurance that our employees, contractors, agents and business partners will not take actions in violation of our internal policies or U.S. laws. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenue and profitability. Non-compliance could also result in fines, damages, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation.

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

Our business practices with respect to the collection, use and management of personal information could give rise to operational interruption, liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to consumer privacy and data protection. As regulatory focus on privacy issues continues to increase and worldwide laws and regulations concerning the handling of personal information expand and become more complex, potential risks related to data collection and use within our business will intensify. For example, on July 16, 2020, the Court of Justice of the European Union invalidated the E.U.-U.S. Privacy Shield, a system for complying with EU data protection requirements when transferring personal data from the European Economic Area ("EEA") to the U.S. Other data transfer mechanisms remain intact, although still subject to considerable scrutiny by certain member states and their Data Protection Authorities. On October 7, 2022, President Biden signed an executive order implementing the E.U.-U.S. Data Privacy Framework, which is intended to replace the original E.U.-U.S. Privacy Shield, and on December 13, 2022, the European Commission initiated a process to adopt an adequacy decision for this new framework. However, European companies will not be able to rely on the framework for sharing data with certified companies in the U.S. unless and until a final decision is published. As a result, we may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of EEA residents. The regulatory environment applicable to the handling of EEA residents' personal data, which is governed by the General Data Protection Regulation of 2018 (“GDPR”), may cause us to assume additional liabilities or incur additional costs, and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.

In addition, governmental entities in the U.S. and other countries have enacted or are considering enacting legislation or regulations, or may in the near future interpret existing legislation or regulations, in a manner that could significantly impact our ability and the ability of our customers and data partners to collect, augment, analyze, use, transfer and share personal and other information that is integral to certain services we provide. For example, the California Privacy Rights Act (which amends the California Consumer Privacy Act) took effect on January 1, 2023; Virginia, Colorado, Utah and Connecticut also have privacy laws taking effect in 2023 (and other state legislatures are considering varying privacy laws and regulations); and several privacy bills are under congressional review at the federal level.

Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we operate. Regulators globally are also imposing greater monetary fines for privacy violations (e.g., non-compliance with the GDPR may result in monetary penalties of up to 4% of worldwide revenue). Additionally, public perception and standards related to the privacy of personal information can shift rapidly, in ways that may affect our reputation or influence regulators to enact regulations and laws that may limit our ability to provide certain products. Any failure, or perceived failure, by us to comply with U.S. federal, state, or international laws and regulations, including laws and regulations regulating privacy, data security, or consumer protection, or other policies, public perception, standards, self-regulatory requirements or legal obligations, could result in lost or restricted business, proceedings, actions or fines brought against us or levied by governmental entities or others, or could adversely affect our business and harm our reputation.

We could incur substantial cost in protecting our proprietary software technology and if we fail to protect our technology, we could incur material harm to our business. We rely principally on a combination of contract provisions and copyright, trademark, patent and trade secret laws to protect our proprietary technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources, whether or not we ultimately prevail on the merits. The steps we take to protect our proprietary rights may be inadequate to prevent misappropriation of our technology; moreover, others could independently develop similar technology.

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

Contracting with government entities exposes us to additional risks inherent in the government procurement process. We provide products and services, directly and indirectly, to a variety of government entities, both domestically and internationally. Risks associated with licensing and selling products and services to government entities include more extended sales and collection cycles, varying governmental budgeting processes and adherence to complex procurement regulations and other government-specific and contractual requirements, including with respect to ongoing compliance. We may be subject to audits and investigations relating to our government contracts and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts for default or for the convenience of the government, payment of fines, and suspension or debarment from future government business, as well as harm to our reputation and financial results. These risks will increase if we successfully complete the acquisition of MarkLogic, which will increase the amount and variety of government entities that we contract with.

Risks Related to Financial Performance or General Economic Conditions

Weakness in the U.S. and international economies may result in fewer sales of our products and may otherwise harm our business. We are subject to risks arising from adverse changes in global economic conditions, especially those in the U.S., Europe and Latin America. If global economic conditions weaken, credit markets tighten and/or financial markets become unstable, customers may delay, reduce or forego technology purchases, both directly and through our ISVs, resellers/distributors and OEMs. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. Further, deteriorating economic conditions could adversely affect our customers and their ability to pay amounts owed to us (see Our customers and partners may delay payment or fail to pay us in accordance with the terms of their agreements, necessitating action by us to compel payment). The U.S. and other international economies continue to experience inflationary pressures, which may increase our expenses (including the cost of labor), negatively affect credit and securities markets generally, and further impact customer demand for our products and their ability to make payments. Any of these events would likely harm our business, results of operations, financial condition or cash flows.

We are currently operating in a period of economic uncertainty and capital markets disruption due to various geopolitical and macro-economic factors, which may materially adversely affect our business, financial condition, and results of operations. U.S. and global markets are continuing to experience volatility and disruption following among other things the escalation of geopolitical tensions in February 2022 with Russia’s invasion of Ukraine. The overall macro global economy, including the ongoing military conflict in Ukraine is highly unpredictable and has already led to market disruptions, including volatile capital markets, higher interest rates and debt capital costs, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, as well as supply chain disruptions and increases in costs of certain raw materials and transportation, which have in turn contributed to global inflationary pressures. These and related actions, responses, and consequences may contribute to world-wide economic downturns. In addition, prolonged unrest, military activities, or broad-based sanctions could have a material adverse effect on our operations and business outlook. Given our meaningful reliance on revenue generated outside of North America (which constituted 43% of our total revenue in fiscal 2022) and our reliance on revenue generated in EMEA (which constituted 35% of our total revenue in fiscal 2022), disruption of commercial activities in these regions may materially adversely affect our financial condition and results of operations. Russia’s invasion of Ukraine has also elevated the risk of cyber-attacks on U.S. and global companies, and as discussed elsewhere herein, any such cyber-attack could similarly impact or disrupt our commercial activities. Although we cannot predict what the impacts may be, our global operations and reliance on interconnected technology increase the risk to our operations. The extent and duration of the conflict in Ukraine, geopolitical tensions, inflationary pressures and resulting market disruptions are impossible to predict but could be substantial.

Fluctuations in foreign currency exchange rates or interest rates have had, and could continue to have, an adverse impact on our financial condition and results of operations. Changes in the value of foreign currencies relative to the U.S. dollar and related changes in interest rates have adversely affected our results of operations and financial position and could continue to do so. In recent periods, as the value of the U.S. dollar has strengthened in comparison to certain foreign currencies (particularly in EMEA), our reported international revenue has been reduced because foreign currencies translate into fewer U.S. dollars. As approximately one-third of our revenue is denominated in foreign currencies, these exchange rate fluctuations have impacted, and we expect will continue to impact, our revenue results. Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 for additional information. We seek to reduce our exposure to fluctuations in exchange rates by entering into foreign exchange forward contracts to hedge certain actual and forecasted transactions of selected currencies (mainly in Europe, Brazil, India and Australia); however, our currency hedging transactions may not be effective in reducing the adverse impact of fluctuations in foreign currency exchange rates. Further, as geopolitical volatility around the world increases, there is increasing risk of the imposition of exchange or price controls, or other restrictions on the conversion of foreign currencies, which could have a material adverse effect on our business.

Revenue forecasting is uncertain, and the failure to meet our forecasts could result in a decline in our stock price. Our revenues, particularly new software license revenues or economic impacts from M&A activities, are difficult to forecast. We use a pipeline system to forecast revenues and trends in our business. Our pipeline estimates may prove to be unreliable either in a particular quarter or over a longer period of time, in part because the conversion rate of the pipeline into contracts can be difficult to estimate and requires management judgment. A variation in the conversion rate could cause us to plan or budget incorrectly and result in a material adverse impact on our business or our planned results of operations. Furthermore, most of our expenses are relatively fixed, including costs of personnel and facilities. Thus, an unexpected reduction in our revenue, or failure to achieve the anticipated rate of growth or realize synergies from M&A activity, would have a material adverse effect on our profitability. If our operating results do not meet our publicly stated guidance or the expectations of investors or analysts, our stock price may decline.

Our revenue and quarterly results may fluctuate, which could adversely affect our stock price. We have experienced, and may in the future experience, significant fluctuations in our quarterly operating results that may be caused by many factors. These factors include:

•changes in demand for our products;
•introduction, enhancement or announcement of products by us or our competitors;

•market acceptance of our new products, including acquired products;
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
•changes in the level of operating expenses, including unforeseen expenses incurred in connection with items such as cyber security instances;
•changes in management;
•restructuring programs;
•changes in our sales force;
•completion or announcement of acquisitions by us or our competitors;
•integration of acquired businesses or inability to realize expected synergies;
•customer order deferrals in anticipation of new products announced by us or our competitors;
•general economic conditions in regions in which we conduct business; and
•other factors such as political or social unrest, terrorist attacks, other hostilities, natural disasters, cyber-attacks, and potential public health crises, such as pandemics.

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

Risks Related to our Indebtedness and Convertible Senior Notes

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations. As of November 30, 2022, we had approximately $618 million of consolidated indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing;
•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business;
•diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of our Convertible Senior Notes with an aggregate principal amount of $325 million, due April 15, 2026 (the "Notes"); and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

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

We may be required to repay the Credit Agreement prior to the stated maturity date, if the springing maturity feature is triggered. On January 25, 2022, we entered into an amended and restated credit agreement (the "Credit Agreement"), which provides for a $275.0 million secured term loan and a $300.0 million secured revolving line of credit. The Credit Agreement has a stated maturity date of January 25, 2027, but includes a springing maturity feature that will cause the stated maturity date to spring ahead to the date that is 181 days prior to the maturity date of our Notes subject to certain conditions as set forth in the Credit Agreement, including the repayment of the Notes, the refinancing of the Notes including a maturity date that is at least 181 days after January 25, 2027 and compliance with a liquidity test when all amounts outstanding will be due and payable in full. If such springing maturity feature is triggered, we will be required to pay all amounts outstanding under the credit facility sooner than they would otherwise be due, we may not have sufficient funds available to pay such amounts at that time, and we may not be able to raise additional funds to pay such amounts on a timely basis, on terms we find acceptable, or at all.

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

Item 1B. Unresolved Staff Comments

As of the date of this report, we do not have any open comments from the SEC related to our financial statements or periodic filings.

Item 2. Properties

During fiscal year 2022, we sold our corporate headquarters in Bedford, Massachusetts and moved to an existing leased office space in Burlington, Massachusetts. We lease our headquarters facility, which includes administrative, sales, support, marketing, product development and distribution functions, in one building totaling approximately 33,000 square feet in Burlington, Massachusetts.

We also maintain offices for administrative, sales, support, marketing, product development and/or distribution purposes in leased facilities in various other locations in North America, including Morrisville, North Carolina, and Alpharetta, Georgia and outside North America, including Sofia, Bulgaria, Limerick, Ireland, Brno, Czech Republic, Bengaluru and Hyderabad, India, and Rotterdam, the Netherlands. The terms of our leases generally range from one to fifteen years.

Beginning in March 2020, our employees across all geographic regions shifted to working from home due to the COVID-19 pandemic. In early 2021, we reopened our offices in locations where it was permissible to do so, but most of our employees continued to work from home. Our focus remains on promoting employee health and safety, so we are not requiring employees to return to the office at this time. At the end of fiscal year 2021, we adopted an approach to work that gives our employees more flexibility to choose where to work. Depending on their role, this means that employees can choose their office location, as well as continue to work from home some or all the time. As of November 30, 2022, we have not terminated any significant lease arrangements. We believe our facilities are adequate for the conduct of our business.

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

As of December 31, 2022, our common stock was held by approximately 128 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Unregistered Sales of Equity Securities and Use of Proceeds

All issuances of unregistered securities during fiscal year 2022, if any, have previously been disclosed in filings with the SEC.

Recent Sales of Unregistered Equity Securities

All issuances of unregistered securities during fiscal year 2022, if any, have previously been disclosed in filings with the SEC.

Stock Repurchases and Dividends

Repurchases of our common stock by month in the fourth quarter of fiscal year 2022 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
September 2022	—	$—	—	$79,476
October 2022	33,856	44.79	33,856	77,959
November 2022	—	—	—	77,959
Total	33,856	$44.79	33,856	$77,959

On January 10, 2023, our Board of Directors increased our share repurchase authorization by $150.0 million, to an aggregate authorization of $228.0 million. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand or discontinue the repurchase program at any time.

We have declared aggregate per share quarterly cash dividends totaling $0.70, $0.70 and $0.67 for the years ended November 30, 2022, November 30, 2021 and November 30, 2020, respectively. We paid aggregate cash dividends totaling $31.1 million, $31.6 million and $29.9 million for the years ended November 30, 2022, November 30, 2021 and November 30, 2020, respectively. Our Board of Directors may choose to suspend, decrease, or discontinue utilizing dividends as part of our capital allocation strategy at any time, particularly, if doing so, may advance our accretive M&A strategy.

Stock Performance Graph and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Computer Index for each of the last five fiscal years ended November 30, 2022, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends.

Comparison of 5 Year Cumulative Total Return(1)
Among Progress Software Corporation, the NASDAQ Composite Index and the
NASDAQ Computer Index

$450
$400
$350
$300
$250
$200
$150
$100
$50
11/17
11/18
11/19
11/20
11/21
11/22
PRGS
NASDAQ Composite
NASDAQ Computer

(1) $100 invested on November 30, 2017 in stock or index, including reinvestment of dividends.

November 30,	2017	2018	2019	2020	2021	2022
Progress Software Corporation	$100.00	$85.05	$99.49	$97.00	$117.20	$128.98
NASDAQ Composite	100.00	106.64	124.64	177.46	226.04	166.83
NASDAQ Computer	100.00	104.71	135.95	208.91	293.19	210.78

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Progress Software Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Financial Statements (Part II, Item 8 of this Form 10-K). This section generally discusses the results of our operations for the year ended November 30, 2022 compared to the year ended November 30, 2021. For a discussion of the year ended November 30, 2021 compared to the year ended November 30, 2020, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended November 30, 2021, as amended.

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

Overview

Progress Software Corporation ("Progress," the "Company," "we," "us," or "our") is the trusted provider of the best products to develop, deploy and manage high-impact business applications. We enable our customers to develop the applications and experiences they need, deploy where and how they want, and manage it all safely and securely. Progress helps customers drive faster cycles of innovation, fuel momentum and accelerate their path to success.

The key tenets of our strategic plan and operating model are as follows:

Be the Trusted Provider of the Best Products to Develop, Deploy and Manage High Impact Applications. A key element of our strategy is centered on providing the platform and tools enterprises need to build, deploy, and manage modern, strategic business applications. We offer these products and tools to both new customers and partners as well as our existing partner and customer ecosystems.

Focus on Customer and Partner Retention to Drive Recurring Revenue and Profitability. Our organizational philosophy and operating principles focus primarily on customer and partner retention and success and a streamlined operating approach in order to more efficiently drive, predictable and stable recurring revenue and high levels of profitability.

Follow a Total Growth Strategy through Accretive M&A. We are pursuing a total growth strategy driven by accretive acquisitions of businesses within the infrastructure software space, with products that appeal to both IT organizations and individual developers. These acquisitions must meet strict financial and other criteria, which help further our goal to provide significant stockholder returns by providing scale and increased cash flows. In April 2019, we acquired Ipswitch, Inc.; in October 2020, we acquired Chef Software, Inc.; and in November 2021, we acquired Kemp Technologies. These acquisitions met our strict financial criteria. In addition, on January 3, 2023, we announced our entry into a definitive agreement with Vector Maven Holdings, Inc. and Vector Maven Holdings, L.P. to acquire MarkLogic, a leader in managing complex data and metadata (subject to the satisfaction of the terms and conditions set forth in the definitive agreement).

In recent years, our total growth strategy described above has resulted in the rapid expansion of our product portfolio. As our portfolio evolves, we continuously evaluate our organization for additional synergies and efficiencies. Therefore, we are working to realign our go-to-market, product, and operational teams and to increase centralization of shared services and functions across our company. We believe that these changes will improve collaboration among the teams that develop, sell, and support our products; enhance our ability to integrate acquired businesses; and lead to greater system uniformity and increased operating efficiency.

Employ a Multi-Faceted Capital Allocation Strategy. Our capital allocation policy emphasizes accretive M&A, which allows us to expand our business and drive significant stockholder returns. We also utilize dividends and share repurchases to return capital to stockholders. We intend to continue to repurchase our shares in sufficient quantities to offset dilution from our equity plans and to continue to return a portion of our annual cash flows from operations to stockholders in the form of dividends.

In fiscal year 2022, we repurchased and retired 1.7 million shares of our common stock for $77.0 million. As of November 30, 2022, there was $78.0 million remaining under the share repurchase program authorized by our Board of Directors. On January 10, 2023, our Board of Directors increased our total share repurchase authorization by $150.0 million, to an aggregate authorization of $228.0 million. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand or discontinue the repurchase program at any time.

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

As described above, we expect to continue to pursue acquisitions meeting our financial criteria and designed to expand our business and drive significant stockholder returns. As a result, our expected uses of cash could change, our cash position could be reduced, and we may incur additional debt obligations to the extent we complete additional acquisitions. However, we believe that existing cash balances, together with funds generated from operations and amounts available under our credit facility, will be sufficient to finance our operations and meet our foreseeable cash requirements, including quarterly cash dividends and stock repurchases to Progress stockholders, as applicable, through at least the next twelve months.

We derive a significant portion of our revenue from international operations, which are primarily conducted in foreign currencies. As a result, changes in the value of these foreign currencies relative to the U.S. dollar have significantly impacted our results of operations and may impact our future results of operations. Since approximately one-third of our revenue is denominated in foreign currency, and given the recent volatility in the global economy, our revenue results in fiscal year 2021 and 2022 were impacted by fluctuations in foreign currency exchange rates.

Results of Operations

Fiscal Year 2022 Compared to Fiscal Year 2021

Revenue

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2022	November 30, 2021	As Reported	Constant Currency
Revenue	$602,013	$531,313	13%	16%

The increase in revenue in fiscal year 2022 was driven by the acquisition of Kemp, which closed during the fourth quarter of fiscal year 2021, and increases in our OpenEdge, DevTools, Sitefinity, and Corticon product offerings. These increases were partially offset by the negative impact of foreign exchange on license and maintenance revenue in our EMEA region. Changes in prices from fiscal year 2021 to 2022 did not have a significant impact on our revenue.

Software License Revenue

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2022	November 30, 2021	As Reported	Constant Currency
License	$188,336	$156,590	20%	24%
As a percentage of total revenue	31%	29%

Software license revenue increased in fiscal year 2022 primarily due to the acquisition of Kemp, as well as increases in license sales in our DataDirect and Corticon product offerings, which was partially offset by the negative impact of foreign exchange.

Maintenance and Services Revenue

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2022	November 30, 2021	As Reported	Constant Currency
Maintenance	$362,335	$325,863	11%	14%
As a percentage of total revenue	60%	61%
Professional services	$51,342	$48,860	5%	7%
As a percentage of total revenue	9%	10%
Total maintenance and services revenue	$413,677	$374,723	10%	13%
As a percentage of total revenue	69%	71%

Maintenance revenue increased in fiscal year 2022 primarily due to the acquisition of Kemp, as well as an increase in maintenance revenue from our Chef, Ipswitch and DevTools product offerings, partially offset by the negative impact of foreign exchange in our EMEA region. Professional services revenue increased primarily due to increased services revenue from our Sitefinity, Ipswitch, and DevTools product offerings.

Revenue by Region

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2022	November 30, 2021	As Reported	Constant Currency
North America	$341,154	$317,814	7%	7%
As a percentage of total revenue	57%	60%
EMEA	$207,707	$169,335	23%	32%
As a percentage of total revenue	35%	32%
Latin America	$18,053	$17,036	6%	4%
As a percentage of total revenue	3%	3%
Asia Pacific	$35,099	$27,128	29%	33%
As a percentage of total revenue	5%	5%

Total revenue generated in North America increased $23.3 million, and total revenue generated outside North America increased $47.4 million, in fiscal year 2022. The increases in North America and EMEA were primarily due to the acquisition of Kemp and increases in license revenue from our DataDirect product offerings and maintenance revenue from our Ipswitch product offerings. Revenue from Latin America increased due to the acquisition of Kemp, and an increase in Sitefinity license and maintenance revenue. Revenue from Asia Pacific increased due to the acquisition of Kemp as well as increases in our OpenEdge, DevTools, and Sitefinity product offerings.

Total revenue generated in markets outside North America represented 43% of total revenue in fiscal year 2022 compared to 40% of total revenue in the same period last year. If exchange rates had remained constant in fiscal year 2022 as compared to the exchange rates in effect in fiscal year 2021, total revenue generated in markets outside North America would have been 45% of total revenue.

Cost of Software Licenses

	Fiscal Year Ended
(In thousands)	November 30, 2022	November 30, 2021	Change
Cost of software licenses	$10,243	$5,271	$4,972	94%
As a percentage of software license revenue	5%	3%
As a percentage of total revenue	2%	1%

Cost of software licenses consists primarily of costs of inventories, royalties, electronic software distribution, duplication, and packaging. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix. The year over year increase is due to our acquisition of Kemp in the fourth quarter of fiscal year 2021.

Cost of Maintenance and Services

	Fiscal Year Ended
(In thousands)	November 30, 2022	November 30, 2021	Change
Cost of maintenance and services	$62,177	$58,242	$3,935	7%
As a percentage of maintenance and services revenue	15%	16%
As a percentage of total revenue	10%	11%
Components of cost of maintenance and services:
Personnel Related Costs	$44,049	$40,015	$4,034	10%
Contractors and Outside Services	12,286	13,087	(801)	(6)%
Hosting and Other	5,842	5,140	702	14%
Total cost of maintenance and services	$62,177	$58,242	$3,935	7%

Cost of maintenance and services consists primarily of costs of providing customer support, consulting, and education. Cost of maintenance and services increased primarily due to higher personnel and hosting related costs resulting from the acquisition of Kemp, offset by decreased contractors and outside services costs.

Amortization of Acquired Intangibles

	Fiscal Year Ended
(In thousands)	November 30, 2022	November 30, 2021	% Change
Amortization of acquired intangibles	$22,076	$14,936	48%
As a percentage of total revenue	4%	3%

Amortization of acquired intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. The year over year increase was due to the addition of Kemp acquired intangibles.

Gross Profit

	Fiscal Year Ended
(In thousands)	November 30, 2022	November 30, 2021	% Change
Gross profit	$507,517	$452,864	12%
As a percentage of total revenue	84%	85%

Our gross profit increased primarily due to the increase in revenue, offset by the increases of costs of licenses, costs of maintenance and services, and the amortization of intangibles, each as described above.

Sales and Marketing

	Fiscal Year Ended
(In thousands)	November 30, 2022	November 30, 2021	Change
Sales and marketing	$140,760	$125,890	$14,870	12%
As a percentage of total revenue	23%	24%
Components of sales and marketing:
Personnel related costs	$119,350	$107,335	$12,015	11%
Contractors and outside services	3,156	3,079	77	3%
Marketing programs and other	18,254	15,476	2,778	18%
Total sales and marketing	$140,760	$125,890	$14,870	12%

Sales and marketing expenses increased in fiscal year 2022 primarily due to increased personnel related costs associated with our acquisition of Kemp, as well as increases in marketing and sales events costs.

Product Development

	Fiscal Year Ended
(In thousands)	November 30, 2022	November 30, 2021	Change
Product development	$114,568	$103,338	$11,230	11%
As a percentage of total revenue	19%	19%
Components of product development costs:
Personnel related costs	$111,009	$98,747	$12,262	12%
Contractors and outside services	2,699	3,504	(805)	(23)%
Other product development costs	860	1,087	(227)	(21)%
Total product developments costs	$114,568	$103,338	$11,230	11%

Product development expenses increased in fiscal year 2022 primarily due to increased personnel related costs associated with our acquisition of Kemp, partially offset by decreased contractors and outside services costs and other product development costs.

General and Administrative

	Fiscal Year Ended
(In thousands)	November 30, 2022	November 30, 2021	Change
General and administrative	$77,876	$65,128	$12,748	20%
As a percentage of total revenue	13%	12%
Components of general and administrative:
Personnel Related Costs	$61,330	$51,601	$9,729	19%
Contractors and Outside Services	9,763	9,299	464	5%
Other general and administrative costs	6,783	4,228	2,555	60%
Total cost of general and administrative	$77,876	$65,128	$12,748	20%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased in fiscal year 2022 primarily due to higher personnel related costs associated with our acquisition of Kemp, as well as increases in contractors and outside services and other general and administrative costs.

Amortization of Intangibles

	Fiscal Year Ended
(In thousands)	November 30, 2022	November 30, 2021	% Change
Amortization of intangibles	$46,868	$31,996	46%
As a percentage of total revenue	8%	6%

Amortization of intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of acquired intangibles increased in fiscal year 2022 due to the addition of Kemp acquired intangibles, as discussed above.

Restructuring Expenses

	Fiscal Year Ended
(In thousands)	November 30, 2022	November 30, 2021	% Change
Restructuring expenses	$879	$6,308	(86)%
As a percentage of total revenue	—%	1%

Restructuring expenses recorded in fiscal year 2022 primarily relate to the restructuring activities that occurred in fiscal years 2021 and 2020. See Note 16: Restructuring to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional details, including types of expenses incurred and the timing of future expenses and cash payments.

Acquisition-Related Expenses

	Fiscal Year Ended
(In thousands)	November 30, 2022	November 30, 2021	% Change
Acquisition-related expenses	$4,603	$4,102	12%
As a percentage of total revenue	1%	1%

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs primarily consist of professional services fees, including third-party legal and valuation-related fees, as well as retention fees. Acquisition-related expenses in fiscal year 2022 were primarily related to our pursuit of other acquisition opportunities. Acquisition-related expenses in fiscal year 2021 were primarily related to the acquisition of Kemp, as well as our pursuit of other acquisition opportunities.

Cyber Incident

	Fiscal Year Ended
(In thousands)	November 30, 2022	November 30, 2021	% Change
Cyber incident	$602	$—	*
As a percentage of total revenue	—%	—%
*Not meaningful

As previously disclosed on December 19, 2022, following the detection of irregular activity on certain portions of our corporate network, we engaged outside cybersecurity experts and other incident response professionals to conduct a forensic investigation and assess the extent and scope of the cyber incident. Cyber incident costs relate to the engagement of external cybersecurity experts and other incident response professionals.

Gain on Sale of Assets Held for Sale

	Fiscal Year Ended
(In thousands)	November 30, 2022	November 30, 2021	% Change
Gain on sale of assets held for sale	$(10,770)	$—	*
As a percentage of total revenue	2%	—%
*Not meaningful

In the second quarter of fiscal year 2022, we sold corporate land and building assets previously reported as assets held for sale on our consolidated balance sheet. As the sale price less cost to sell was greater than the carrying value of these assets we recognized a net gain on the sale of approximately $10.8 million in the second quarter of fiscal year 2022.

Income from Operations

	Fiscal Year Ended
(In thousands)	November 30, 2022	November 30, 2021	% Change
Income from operations	$132,131	$116,102	14%
As a percentage of total revenue	22%	22%

Income from operations increased year over year due to an increase in revenue, offset by increases in costs of revenue and operating expenses as shown above.

Other (Expense) Income

	Fiscal Year Ended
(In thousands)	November 30, 2022	November 30, 2021	% Change
Interest expense	$(15,790)	$(20,045)	(21)%
Interest income and other, net	1,414	777	82%
Foreign currency loss, net	(500)	(1,300)	(62)%
Total other expense, net	$(14,876)	$(20,568)	(28)%
As a percentage of total revenue	(2)%	(4)%

Total other expense, net, decreased in fiscal year 2022 due to decreased interest expense on our convertible senior notes resulting from the adoption of ASU 2020-06. Refer to Note 1, Basis of Presentation for further details on the impact of adoption. The decrease in interest expense on our convertible senior notes was partially offset by increased interest expense on our term loan, which was amended in the first quarter of fiscal year 2022. Refer to Note 9: Debt, for further details on the impact of the amendment. Interest income and other, net, was higher in fiscal year 2022, resulting from the recognition of grant income during the first quarter of the year. Foreign currency loss decreased year over year.

Provision for Income Taxes

	Fiscal Year Ended
(In thousands)	November 30, 2022	November 30, 2021	% Change
Provision for income taxes	$22,186	$17,114	30%
As a percentage of total revenue	4%	3%

Our effective income tax rate was 19% and 18% for fiscal years 2022 and 2021 respectively. The primary reason for the increase in the effective rate was due to the jurisdictional mix of profits.

Net Income

	Fiscal Year Ended
(In thousands)	November 30, 2022	November 30, 2021	% Change
Net income	$95,069	$78,420	21%
As a percentage of total revenue	16%	15%

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

Our ARR was $497.0 million and $480.0 million as of November 30, 2022 and 2021, respectively, which is an increase of 3.5% year-over-year. The growth in ARR was driven by multiple products including OpenEdge, DataDirect, Sitefinity, Chef, DevTools and FileTransfer.

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

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	November 30, 2022	November 30, 2021
Cash and cash equivalents	$256,277	$155,406
Short-term investments	—	1,967
Total cash, cash equivalents and short-term investments	$256,277	$157,373

The increase in cash, cash equivalents and short-term investments of $98.9 million from the end of fiscal year 2021 was primarily due to cash inflows from operations of $192.2 million, proceeds from the sale of long-lived assets of $26.0 million, $8.3 million in cash received from the issuance of common stock, and proceeds from the issuance of debt of $7.5 million. These cash inflows were offset by repurchases of common stock of $77.0 million, dividend payments of $31.1 million, the effect of exchange rates on cash of $11.9 million, payments of debt obligations of $6.9 million, purchases of property and equipment of $6.1 million, and payments of issuance costs for long-term debt of $2.3 million. Except as described below, there are no limitations on our ability to access our cash, cash equivalents and short-term investments.

Cash, cash equivalents and short-term investments held by our foreign subsidiaries were $51.8 million and $36.8 million at November 30, 2022 and 2021, respectively. Foreign cash includes unremitted foreign earnings, which are invested indefinitely outside of the U.S. As such, they are not available to fund our domestic operations. If we were to repatriate these earnings, we may be subject to income tax withholding in certain tax jurisdictions and a portion of the repatriated earnings may be subject to U.S. income tax. However, we do not anticipate that the repatriation of earnings would have a material adverse impact on our liquidity.

Share Repurchases

In fiscal years 2022 and 2021, we repurchased and retired 1.7 million shares of our common stock for $77.0 million and 0.8 million shares of our common stock for $35.0 million, respectively. In fiscal year 2020, we repurchased and retired 1.4 million shares of our common stock for $60.0 million. As of November 30, 2022, there was $78.0 million remaining under the current share repurchase authorization. On January 10, 2023, our Board of Directors increased our share repurchase authorization by $150.0 million, to an aggregate authorization of $228.0 million. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand, or discontinue the repurchase program at any time.

Dividends

We began paying quarterly cash dividends of $0.125 per share of common stock to Progress stockholders in December 2016 and have paid quarterly dividends since that time. On September 23, 2022, our Board of Directors declared a quarterly dividend of $0.175 per share of common stock that was paid on December 15, 2022 to stockholders of record as of the close of business on December 1, 2022. On January 10, 2023, our Board of Directors declared a quarterly dividend of $0.175 per share of common stock that will be paid on March 15, 2023 to shareholders of record as of the close of business on March 1, 2023. We have paid aggregate cash dividends totaling $31.1 million, $31.6 million and $29.9 million for the years ended November 30, 2022, November 30, 2021 and November 30, 2020, respectively. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Restructuring Activities

During the fourth quarter of fiscal year 2020, we restructured our operations in connection with the acquisition of Chef. This restructuring resulted in a reduction in redundant positions, primarily within administrative functions of Chef. For the fiscal years ended November 30, 2022, 2021, and 2020, we incurred expenses of $0.4 million, $4.1 million and $3.9 million, respectively, relating to this restructuring. The expenses are recorded as restructuring expenses in the consolidated statements of operations. We expect to incur additional expenses as part of this action related to facility closures as we consolidate offices in various locations during fiscal year 2023, but we do not expect these costs to be material. Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2027. Accordingly, the balance of the restructuring reserve of $3.9 million is included in short-term and long-term lease liabilities on the consolidated balance sheet at November 30, 2022.

During the fourth quarter of fiscal year 2021, we restructured our operations in connection with the acquisition of Kemp. This restructuring resulted in a reduction in redundant positions, primarily within administrative functions of Kemp. For the fiscal years ended November 30, 2022 and 2021, we incurred expenses of $0.5 million and $2.0 million, respectively, relating to this restructuring. The expenses are recorded as restructuring expenses in the consolidated statements of operations. We expect to incur additional expenses as part of this action related to employee costs, but we do not expect these costs to be material. Minimal cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2023. Accordingly, the minimal balance of the restructuring reserve is included in other accrued liabilities on the consolidated balance sheet at November 30, 2022.

Credit Facility

On January 25, 2022, we entered into the Credit Agreement providing for a $275.0 million secured term loan and a $300.0 million secured revolving credit facility. The Credit Agreement matures on the earlier of (i) January 25, 2027 and (ii) the date that is 181 days prior to the maturity date of our Notes (defined below) subject to certain conditions. The revolving credit facility does not require amortization of principal. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ending February 28, 2022. The first eight payments are in the principal amount of $1.7 million each, the following four payments are in the principal amount of $3.4 million each, the following eight payments are in the principal amount of $5.2 million each and the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium.

Revolving loans may be borrowed, repaid, and reborrowed until January 25, 2027, at which time all amounts outstanding must be repaid. As of November 30, 2022, there were no outstanding amounts under the revolving line of credit and $2.3 million of letters of credit.

The Credit Agreement contains customary affirmative and negative covenants, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a consolidated interest charge coverage ratio and a consolidated total net leverage ratio. Additionally, the Credit Agreement includes customary events of default, that in event of, could result in the acceleration of the obligations under the Credit Agreement. We are in compliance with all financial covenants as of November 30, 2022. See Note 9: Debt for further discussion.

Convertible Senior Notes

In April 2021, we issued, in a private placement, Convertible Senior Notes with an aggregate principal amount of $325 million, due April 15, 2026, unless earlier repurchased, redeemed or converted (the "Notes"). There are no required principal payments prior to the maturity of the Notes. In addition, the Company also granted the initial purchasers of the Notes an option to purchase up to an additional $50.0 million aggregate principal amount of the Notes, for settlement within a 13-day period beginning on, and including, April 13, 2021, of which $35 million of additional Notes were purchased for total proceeds of $360 million. The Notes bear interest at an annual rate of 1%, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2021. See Note 9: Debt for further discussion.

Cash Flows from Operating Activities

	Fiscal Year Ended
(In thousands)	November 30, 2022	November 30, 2021	November 30, 2020
Net income	$95,069	$78,420	$79,722
Non-cash reconciling items included in net income	104,121	100,666	64,534
Changes in operating assets and liabilities	(7,030)	(556)	591
Net cash flows from operating activities	$192,160	$178,530	$144,847

The increase in cash generated from operations in fiscal year 2022 as compared to fiscal year 2021 was primarily due to increased collections resulting from the acquisition of Kemp, as well as particularly strong collections generated from the rest of the business, partially offset by higher compensation related payments as compared to the same period in 2021. The increase in non-cash reconciling items included in net income primarily relates to the increase in amortization of intangibles due to the recent acquisition of Kemp.

Our gross accounts receivable as of November 30, 2022 decreased by $1.8 million from the end of fiscal year 2021. Days sales outstanding ("DSO") in accounts receivable increased to 62 days at the end of fiscal year 2022 compared to 60 days at the end of fiscal year 2021, due to the timing of billings and collections. In addition, our net deferred revenue as of November 30, 2022 increased by $30.1 million from the end of fiscal year 2021.

The significant changes in operating assets and liabilities in fiscal year 2021 as compared to fiscal year 2020 were primarily due to a decrease in accounts receivable and unbilled receivables. There weren’t any significant non-cash reconciling items included in net income in fiscal year 2021 or 2020. In addition, our gross accounts receivable as of November 30, 2021 increased by $15.1 million from the end of fiscal year 2020, which was primarily due to the acquisition of Kemp. DSO in accounts receivable increased to 60 days at the end of fiscal year 2021 compared to 54 days at the end of fiscal year 2020.

Cash Flows from (used in) Investing Activities

	Fiscal Year Ended
(In thousands)	November 30, 2022	November 30, 2021	November 30, 2020
Net investment activity	$1,950	$5,950	$11,392
Purchases of property and equipment	(6,090)	(4,654)	(6,517)
Proceeds from sale of long-lived assets, net	25,998	—	889
Decrease in escrow receivable and other	134	2,330	—
Payments for acquisitions, net of cash acquired	—	(253,961)	(213,057)
Net cash flows from (used in) investing activities	$21,992	$(250,335)	$(207,293)

Net cash outflows and inflows of our net investment activity are generally a result of the timing of our purchases and maturities of securities, which are classified as cash equivalents or short-term securities, as well as the timing of acquisitions and divestitures. In fiscal year 2022 we received $26.0 million net proceeds from the sale of long-lived assets. Cash used in investing activities was impacted by the acquisition of Kemp for a net cash amount of $254.0 million, and Chef for a net cash amount of $213.1 million, in fiscal years 2021 and 2020, respectively. In addition, we purchased $6.1 million of property and equipment in fiscal year 2022, as compared to $4.7 million in fiscal year 2021, and $6.5 million in fiscal year 2020. We also sold $0.9 million of intangible assets in the fourth quarter of fiscal year 2020.

Cash Flows (used in) from Financing Activities

	Fiscal Year Ended
(In thousands)	November 30, 2022	November 30, 2021	November 30, 2020
Proceeds from stock-based compensation plans	$16,165	$15,033	$11,099
Repurchases of common stock	(77,041)	(35,000)	(60,000)
Dividend payment to stockholders	(31,063)	(31,561)	(29,900)
Proceeds from issuance of convertible senior notes, net of issuance costs of $9.9 million	—	350,100	—
Purchase of capped calls	—	(43,056)	—
Proceeds from the issuance of debt, net of payments of principal and debt issuance costs	(1,660)	(118,217)	87,212
Other financing activities	(7,824)	(5,186)	(5,331)
Net cash flows (used in) from financing activities	$(101,423)	$132,113	$3,080

During fiscal year 2022, we received $16.2 million from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $15.0 million in fiscal year 2021 and $11.1 million in fiscal year 2020. In addition, we made dividend payments of $31.1 million to our stockholders in fiscal year 2022, as compared to dividend payments of $31.6 million and $29.9 million in fiscal years 2021 and 2020, respectively. Most significantly, in the second quarter of fiscal year 2021, we received $349.2 million in net proceeds from the issuance of convertible senior notes and paid $43.1 million to purchase capped calls in connection with the convertible note offering. We received proceeds from the issuance of debt of $7.5 million in fiscal year 2022 and $98.5 million in fiscal year 2020. The debt proceeds were offset by payments on our long-term debt of $6.9 million in fiscal year 2022 compared to $117.3 million in fiscal year 2021 (including a $98.5 million repayment on the revolving line of credit), and $11.3 million in fiscal year 2020. In addition, we repurchased $77.0 million of our common stock under our share repurchase plan in fiscal year 2022, compared to $35.0 million in fiscal year 2021, and $60.0 million in fiscal year 2020.

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

Liquidity Outlook

Cash from operations in fiscal year 2023 could be affected by various risks and uncertainties, including, but not limited to, the effects of various risks detailed in Part I, Item 1A titled “Risk Factors” which have led to increased disruption and volatility in capital markets and credit markets that could adversely affect our liquidity and capital resources. However, based on our current business plan, we believe that existing cash balances, together with funds generated from operations and amounts available under our credit facility, will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months. We do not contemplate a need for any foreign repatriation of the earnings which are deemed invested indefinitely outside of the U.S. Our foreseeable cash needs include capital expenditures, acquisitions, debt repayments, quarterly cash dividends, share repurchases, lease commitments, restructuring obligations and other long-term obligations.

On January 3, 2023, we entered into a definitive agreement to acquire MarkLogic for approximately $355 million, subject to certain working capital and other adjustments. We expect to fund the acquisition through a combination of approximately $155.0 million of existing cash resources and by drawing down approximately $200.0 million from our existing revolving credit facility. The acquisition is currently expected to close in early 2023, subject to obtaining regulatory approvals and satisfaction of other customary closing conditions set forth in the definitive agreement. See Item 8, Note 20: Subsequent Events for further discussion.

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

Interest Rate Risk

Exposure to interest rate risk is related to changing interest rates under our Credit Agreement, which are variable and determined by reference to a term benchmark rate or a base rate at our option. The rates range from 1.00% to 2.00% above the term benchmark rate or from 0.00% to 1.00% above the defined base rate for base rate borrowings, in each case based upon our leverage ratio. Additionally, we may borrow certain foreign currencies at rates set in the same range above the respective term benchmark rates for those currencies. The outstanding balance of the term loan as of November 30, 2022 was $268.1 million.

On July 9, 2019, we entered into an interest rate swap contract with an initial notional amount of $150.0 million to manage the variability of cash flows associated with approximately one-half of our variable rate debt. The contract matures on April 30, 2024 and requires periodic interest rate settlements. Under this interest rate swap contract, we receive a floating rate based on the greater of 1-month LIBOR or 0.00% and pay a fixed rate of 1.855% on the outstanding notional amount. As of November 30, 2022, the notional value of the hedge was $120.0 million. As of November 30, 2022, the fair value of the hedge was a gain of $4.4 million and was included in other assets on our consolidated balance sheets.

	November 30, 2022		November 30, 2021
	Notional Value	Fair Value	Notional Value	Fair Value
Interest rate swap contracts designated as cash flow hedges	$120,000	$4,407	$133,125	$(3,078)

Foreign Currency Risk

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on intercompany accounts receivable and loans receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in other current assets, other assets, other accrued liabilities, or other noncurrent liabilities on the consolidated balance sheets at the end of each reporting period and expire between 30 days and 2 years from the date the contract was entered. In fiscal year 2022, realized and unrealized losses of $7.7 million from our forward contracts were recognized in foreign currency loss, net on the consolidated statements of operations. These losses were substantially offset by realized and unrealized gains and losses on the offsetting positions.

Foreign currency translation exposure from a 10% movement of currency exchange rates would have a material impact on our reported revenue and net income. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our revenue would be adversely affected by approximately 3%, or $17 million, and our net income would be adversely affected by approximately 6%, or $6 million (excluding any offsetting positive impact from our ongoing hedging programs), although the actual effects may differ materially from the hypothetical analysis.

The table below details outstanding foreign currency forward contracts at November 30, 2022 and 2021 where the notional amount is determined using contract exchange rates (in thousands):

	November 30, 2022		November 30, 2021
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$74,578	$(2,995)	$79,777	$(371)
Forward contracts to purchase U.S. dollars	544	(5)	119	(1)
Total	$75,122	$(3,000)	$79,896	$(372)

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Progress Software Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Progress Software Corporation and subsidiaries (the "Company") as of November 30, 2022 and 2021, the related consolidated statements of operation, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended November 30, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of November 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 27, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for convertible debt effective December 1, 2021 due to the adoption of ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, using the modified retrospective adoption method.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition - Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company derives revenue from multiple sources, including software licenses, maintenance and services. Frequently, the customer arrangements provide software licenses combined with maintenance and therefore including multiple performance obligations under ASC 606, Revenue from Contracts with Customer. The identification of performance obligations of the arrangement, particularly for more complex customer arrangements, requires a detailed analysis of the contractual terms and application of more complex accounting guidance. In addition, the allocation of the transaction price to each performance obligations within an arrangement (license, maintenance, and services) and the timing of revenue recognition, requires the application of management judgment. Revenue arrangements with higher contract values frequently require more complex management judgments.

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
•We selected a sample of revenue arrangements, including those arrangements that we considered individually significant, and performed the following procedures:
–We obtained and read the contracts and related contract documentation.
–We evaluated whether the management properly identified the contract terms of the arrangements and tested management’s application of the Company’s policies.
–We tested management’s identification of the performance obligations.
–We tested the measurement of the arrangement consideration expected to be received.
–We tested whether the Company appropriately allocated the transaction price to the performance obligations, based on the estimated stand-alone selling prices.
–We tested whether the consideration allocated to each performance obligation was recognized in the correct accounting period.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
January 27, 2023

We have served as the Company's auditor since 1990.

PROGRESS SOFTWARE CORPORATION
Consolidated Balance Sheets

(In thousands, except share data)	November 30, 2022	November 30, 2021
Assets
Current assets:
Cash and cash equivalents	$256,277	$155,406
Short-term investments	—	1,967
Total cash, cash equivalents and short-term investments	256,277	157,373
Accounts receivable (less allowances of $859 in 2022 and $634 in 2021)	97,834	99,815
Unbilled receivables and contract assets, net	29,158	25,816
Other current assets	42,784	39,549
Assets held for sale	—	15,255
Total current assets	426,053	337,808
Long-term unbilled receivables and contract assets, net	39,936	17,464
Property and equipment, net	14,927	14,345
Intangible assets, net	217,355	287,185
Goodwill	671,037	671,152
Right-of-use lease assets	17,574	25,253
Deferred tax assets	11,765	1,415
Other assets	12,832	8,915
Total assets	$1,411,479	$1,363,537
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt, net	$6,234	$25,767
Accounts payable	9,282	9,683
Accrued compensation and related taxes	42,467	47,116
Dividends payable to stockholders	8,115	7,925
Short-term operating lease liabilities	7,471	7,926
Other accrued liabilities	16,765	19,491
Short-term deferred revenue, net	227,670	205,021
Total current liabilities	318,004	322,929
Long-term debt, net	259,220	239,992
Convertible senior notes, net	352,625	294,535
Long-term operating lease liabilities	15,041	23,130
Long-term deferred revenue, net	54,770	47,359
Deferred tax liabilities	4,628	14,163
Other noncurrent liabilities	8,687	8,940
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized, 10,000,000 shares; issued, none	—	—
Common stock, $0.01 par value, and additional paid-in capital; authorized, 200,000,000 shares; issued and outstanding, 43,257,008 shares in 2022 and 44,146,193 shares in 2021	433	441
Additional paid-in capital	331,650	354,235
Retained earnings	101,656	90,256
Accumulated other comprehensive loss	(35,235)	(32,443)
Total stockholders’ equity	398,504	412,489
Total liabilities and stockholders’ equity	$1,411,479	$1,363,537

See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Consolidated Statements of Operations

	Fiscal Year Ended
(In thousands, except per share data)	November 30, 2022	November 30, 2021	November 30, 2020
Revenue:
Software licenses	$188,336	$156,590	$115,249
Maintenance and services	413,677	374,723	326,901
Total revenue	602,013	531,313	442,150
Costs of revenue:
Cost of software licenses	10,243	5,271	4,473
Cost of maintenance and services	62,177	58,242	49,744
Amortization of acquired intangibles	22,076	14,936	7,897
Total costs of revenue	94,496	78,449	62,114
Gross profit	507,517	452,864	380,036
Operating expenses:
Sales and marketing	140,760	125,890	100,113
Product development	114,568	103,338	88,599
General and administrative	77,876	65,128	54,004
Amortization of acquired intangibles	46,868	31,996	20,049
Restructuring expenses	879	6,308	5,906
Acquisition-related expenses	4,603	4,102	3,637
Cyber incident	602	—	—
Gain on sale of assets held for sale	(10,770)	—	—
Total operating expenses	375,386	336,762	272,308
Income from operations	132,131	116,102	107,728
Other (expense) income:
Interest expense	(15,790)	(20,045)	(10,170)
Interest income and other, net	1,414	777	1,495
Foreign currency loss, net	(500)	(1,300)	(2,418)
Total other expense, net	(14,876)	(20,568)	(11,093)
Income before income taxes	117,255	95,534	96,635
Provision for income taxes	22,186	17,114	16,913
Net income	$95,069	$78,420	$79,722

Earnings per share:
Basic	$2.19	$1.79	$1.78
Diluted	$2.15	$1.76	$1.76
Weighted average shares outstanding:
Basic	43,475	43,916	44,886
Diluted	44,247	44,620	45,321

Cash dividends declared per common share	$0.70	$0.70	$0.67

See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Consolidated Statements of Comprehensive Income

	Fiscal Year Ended
(In thousands)	November 30, 2022	November 30, 2021	November 30, 2020
Net income	$95,069	$78,420	$79,722
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(8,468)	(2,439)	777
Unrealized gain (loss) on hedging activity, net of tax provision of $1,797 and $940 in 2022 and 2021, respectively, and a tax benefit of $1,176 in 2020	5,688	2,837	(3,625)
Unrealized (loss) gain on investments, net of tax benefit of $4 and $20 in 2022 and 2021, respectively, and a tax provision of $32 in 2020	(12)	(63)	44
Total other comprehensive (loss) income, net of tax	(2,792)	335	(2,804)
Comprehensive income	$92,277	$78,755	$76,918

See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, November 30, 2019	45,037	$450	$295,503	$64,303	$(29,974)	$330,282
Issuance of stock under employee stock purchase plan	237	2	6,604	—	—	6,606
Exercise of stock options	137	1	4,360	—	—	4,361
Vesting of restricted stock units and release of deferred stock units	416	4	(4)	—	—	—
Withholding tax payments related to net issuance of restricted stock units	(140)	(1)	(5,330)	—	—	(5,331)
Stock-based compensation	—	—	23,482	—	—	23,482
Dividends declared	—	—	—	(30,305)	—	(30,305)
Treasury stock repurchases and retirements	(1,446)	(14)	(18,813)	(41,173)	—	(60,000)
Net income	—	—	—	79,722	—	79,722
Other comprehensive loss	—	—	—	—	(2,804)	(2,804)
Balance, November 30, 2020	44,241	$442	$305,802	$72,547	$(32,778)	$346,013
Issuance of stock under employee stock purchase plan	277	3	7,815	—	—	7,818
Exercise of stock options	195	2	6,995	—	—	6,997
Vesting of restricted stock units and release of deferred stock units	342	3	(3)	—	—	—
Withholding tax payments related to net issuance of restricted stock units	(112)	(1)	(5,185)	—	—	(5,186)
Stock-based compensation	—	—	29,724	—	—	29,724
Equity component of Notes, net of issuance costs and tax	—		47,456			47,456
Purchase of capped calls, net of tax	—	—	(32,507)	—	—	(32,507)
Dividends declared	—	—	—	(31,581)	—	(31,581)
Treasury stock repurchases and retirements	(797)	(8)	(5,862)	(29,130)	—	(35,000)
Net income	—	—	—	78,420	—	78,420
Other comprehensive income	—	—	—	—	335	335
Balance, November 30, 2021	44,146	$441	$354,235	$90,256	$(32,443)	$412,489
Cumulative effect of adoption of ASU 2020-06	—	—	(47,456)	4,893	—	(42,563)
Issuance of stock under employee stock purchase plan	301	3	9,201	—	—	9,204
Exercise of stock options	174	2	6,783	—	—	6,785
Vesting of restricted stock units and release of deferred stock units	448	5	(5)	—	—	—
Withholding tax payments related to net issuance of restricted stock units	(117)	(1)	(8,487)	—	—	(8,488)
Stock-based compensation	—	—	37,094	—	—	37,094
Dividends declared	—	—	—	(31,253)	—	(31,253)
Treasury stock repurchases and retirements	(1,695)	(17)	(19,715)	(57,309)	—	(77,041)
Net income	—	—	—	95,069	—	95,069
Other comprehensive loss	—	—	—	—	(2,792)	(2,792)
Balance, November 30, 2022	43,257	$433	$331,650	$101,656	$(35,235)	$398,504
See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Consolidated Statements of Cash Flows

	Fiscal Year Ended
(In thousands)	November 30, 2022	November 30, 2021	November 30, 2020
Cash flows from operating activities:
Net income	$95,069	$78,420	$79,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,002	5,477	6,144
Amortization of acquired intangibles and other	69,730	47,507	28,621
Amortization of debt discount and issuance costs on Notes	2,112	8,195	—
Stock-based compensation	37,094	29,724	23,482
Non-cash lease expense	7,781	10,946	8,609
Loss on disposal of long-lived assets, net	—	7	1,025
Gain on sale of assets held for sale	(10,770)	—	—
Deferred income taxes	(7,602)	(908)	(2,622)
Allowances for bad debt and sales credits	774	(282)	164
Gain on sale of intangible assets	—	—	(889)
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	(27,254)	(10,998)	10,682
Other assets	(2,214)	(15,105)	1,561
Inventories	(1,556)	245	—
Accounts payable and accrued liabilities	(3,583)	5,486	(4,974)
Lease liabilities	(8,571)	(8,406)	(8,101)
Income taxes payable	(120)	(2,251)	3
Deferred revenue, net	36,268	30,473	1,420
Net cash flows from operating activities	192,160	178,530	144,847
Cash flows from (used in) investing activities:
Purchases of investments	—	—	(5,009)
Sales and maturities of investments	1,950	5,950	16,401
Purchases of property and equipment	(6,090)	(4,654)	(6,517)
Payments for acquisitions, net of cash acquired	—	(253,961)	(213,057)
Proceeds from sale of long-lived assets, net	25,998	—	889
Decrease in escrow receivable and other	134	2,330	—
Net cash flows from (used in) investing activities	21,992	(250,335)	(207,293)
Cash flows (used in) from financing activities:
Proceeds from stock-based compensation plans	16,165	15,033	11,099
Payments for taxes related to net share settlements of equity awards	(7,824)	(5,186)	(5,331)
Repurchases of common stock	(77,041)	(35,000)	(60,000)
Proceeds from issuance of senior convertible notes, net of issuance costs of $9.9 million	—	350,100	—
Purchase of capped calls	—	(43,056)	—
Dividend payments to stockholders	(31,063)	(31,561)	(29,900)
Proceeds from the issuance of debt	7,475	—	98,500
Payment of principal on long-term debt	(6,873)	(117,313)	(11,288)
Payment of issuance costs for long-term debt	(2,262)	(904)	—
Net cash flows (used in) from financing activities	(101,423)	132,113	3,080
Effect of exchange rate changes on cash	(11,858)	(2,892)	3,097
Net increase in cash and cash equivalents	100,871	57,416	(56,269)
Cash and cash equivalents, beginning of year	155,406	97,990	154,259
Cash and cash equivalents, end of year	$256,277	$155,406	$97,990

Supplemental disclosure:
Cash paid for income taxes, net of refunds of $968 in 2022, $894 in 2021 and $724 in 2020	$28,680	$25,915	$16,107
Cash paid for interest	$8,572	$8,537	$9,175
Non-cash investing and financing activities:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$27,626	$18,102	$17,046
Dividends declared	$8,115	$7,925	$7,904

See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Notes to Consolidated Financial Statements

Note 1: Nature of Business and Summary of Significant Accounting Policies

The Company

Progress Software Corporation ("Progress," the "Company," "we," "us," or "our") is dedicated to propelling business forward in a technology-driven world. Progress helps customers drive faster cycles of innovation, fuel momentum and accelerate their path to success. As the trusted provider of the best products to develop, deploy and manage high-impact applications, Progress enables customers to develop the applications and experiences the need, deploy where and how they want and manage it all safely and securely.

Our products are generally sold as perpetual licenses, but certain products also use term licensing models and our cloud-based offerings use a subscription-based model. More than half of our worldwide license revenue is realized through relationships with indirect channel partners, principally independent software vendors ("ISVs"), original equipment manufacturers ("OEMs"), distributors and value-added resellers. ISVs develop and market applications using our technology and resell our products in conjunction with sales of their own products that incorporate our technology. OEMs are companies that embed our products into their own software products or devices. Value-added resellers are companies that add features or services to our product, then resell it as an integrated product or complete "turn-key" solution.

We operate in North America, Latin America, Europe, the Middle East and Africa ("EMEA"), and Asia and Australia ("Asia Pacific"), through local subsidiaries as well as independent distributors.

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

Cash Equivalents and Investments

Cash equivalents include short-term, highly liquid investments purchased with remaining maturities of three months or less. As of November 30, 2022, all of our cash equivalents were invested in money market funds.

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

A summary of activity in the allowance for doubtful accounts is as follows (in thousands):

	November 30, 2022	November 30, 2021	November 30, 2020
Beginning balance	$552	$886	$667
Charge to costs and expenses	493	58	429
Write-offs and other	(302)	(408)	(169)
Translation adjustments	(3)	16	(41)
Ending balance	$740	$552	$886

Concentrations of Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, derivative instruments and trade receivables. We have cash investment policies which, among other things, limit investments to investment-grade securities. We hold our cash and cash equivalents, investments and derivative instrument contracts with high quality financial institutions and we monitor the credit ratings of those institutions. We perform ongoing credit evaluations of our customers, and the risk with respect to trade receivables is further mitigated by the diversity, both by geography and by industry, of the customer base. No single customer represented more than 10% of consolidated accounts receivable or revenue in fiscal years 2022, 2021 or 2020.

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

Inventories

Inventories consist of hardware and related component parts and are recorded at the lower of cost, as determined by the first-in, first-out method, or net realizable value. The Company reduces inventory to net realizable value based on excess and obsolete inventories determined primarily by historical usage and forecasted demand. If our review indicates a reduction in utility below carrying value, we reduce our inventory to a new cost basis through a charge to costs of revenue. At November 30, 2022 and 2021, the Company had no reserve for excess and obsolete inventories.

Property and Equipment

We record property and equipment at cost. We record property and equipment purchased in business combinations at fair value, which is then treated as the cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the useful lives of the assets. Useful lives by major asset class are as follows: computer equipment and software, 3 to 7 years and furniture and fixtures, 5 to 7 years. Repairs and maintenance costs are expensed as incurred.

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

The Company performed a quantitative assessment as of October 31, 2022 and 2021 and concluded that there was no impairment since it was not more likely than not that the fair value of its reporting unit was less than its carrying value. We estimated the fair value of our reporting unit based on our market capitalization. We did not recognize any goodwill impairment charges during fiscal years 2022, 2021 or 2020.

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

We did not recognize any intangible asset impairment charges during fiscal years 2022, 2021 and 2020.

Comprehensive (Loss) Income

The components of comprehensive loss include, in addition to net income, foreign currency translation adjustments and unrealized gains and losses on investments and hedging activity.

Accumulated other comprehensive loss by components, net of tax (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Investments	Unrealized (Losses) Gains on Hedging Activity	Total
Balance, December 1, 2020	$(27,616)	$14	$(5,176)	$(32,778)
Other comprehensive (loss) income	(2,439)	(63)	2,837	335
Balance, December 1, 2021	$(30,055)	$(49)	$(2,339)	$(32,443)
Other comprehensive (loss) income	(8,468)	(12)	5,688	(2,792)
Balance, November 30, 2022	$(38,523)	$(61)	$3,349	$(35,235)

The tax effect on accumulated unrealized (losses) gains on hedging activity and unrealized gains (losses) on investments was a tax provision of $1.1 million as of November 30, 2022, and a tax benefit of $0.7 million and $1.6 million as of November 30, 2021, and November 30, 2020, respectively.

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

Software Licenses

Software licenses are on-premise or cloud-based and fully functional when made available to the customer. As the customer can use and benefit from the license on its own, on-premise software licenses represent distinct performance obligations. Revenue is recognized upfront at the point in time when control is transferred, which is defined as the point in time when the client can use and benefit from the license. Our licenses are sold as perpetual or term licenses, and the arrangements typically contain various combinations of maintenance and services, which are generally accounted for as separate performance obligations. We use the residual approach to allocate the transaction price to our software license performance obligations because, due to the pricing of our licenses being highly variable, they do not have an observable stand-alone selling price ("SSP"). As required, we evaluate the residual approach estimate compared to all available observable data in order to conclude the estimate is representative of its SSP.

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

Advertising Costs

Advertising costs are expensed as incurred and were $1.1 million, $0.9 million, and $0.5 million in fiscal years 2022, 2021, and 2020, respectively.

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

Cyber Incident Costs

Following the detection of irregular activity on certain portions of our corporate network, we engaged outside cybersecurity experts and other incident response professionals to conduct a forensic investigation and assess the extent and scope of the cyber incident. Cyber incident costs relate to the engagement of external cybersecurity experts and other incident response professionals. We incurred $0.6 million of cyber incident costs for the fiscal year ended November 30, 2022.

Acquisition-Related Costs

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs primarily consist of professional services fees, including third-party legal and valuation-related fees, as well as retention fees and earn-out payments treated as compensation expense. We incurred $4.6 million, $4.1 million, and $3.6 million of acquisition-related costs, which are included in acquisition-related expenses in our consolidated statement of operations, for the fiscal years ended November 30, 2022, November 30, 2021, and November 30, 2020, respectively.

Restructuring Charges

Our restructuring charges are comprised primarily of costs related to property abandonment, including future lease commitments, net of any sublease income, and associated leasehold improvements; and employee termination costs related to headcount reductions. We recognize and measure restructuring liabilities initially at fair value when the liability is incurred. We incurred $0.9 million, $6.3 million, and $5.9 million of restructuring related costs, which are included in restructuring expenses in our consolidated statement of operations, for the fiscal years ended November 30, 2022, November 30, 2021, and November 30, 2020, respectively.

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
The adoption of ASU 2020-06 reduced non-cash interest expense in the current year and in future periods due to the de-recognition of the debt discount associated with the bifurcated components of our Notes. As a result of the adoption of this guidance, interest expense decreased by $11.5 million. For the fiscal year ending November 30, 2022, total interest expense for the Notes was $5.7 million. The new standard requires the use of the "if-converted" method to calculate the diluted earnings per common share.

Recently Issued Accounting Pronouncements Not Yet Adopted
Reference Rate Reform

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"), as amended in December 2022 by Accounting Standards Update No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 ("ASU 2022-06"). ASU 2020-04 provides guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying GAAP to contracts, hedging relationships and other transactions impacted by reference rate reform. The provisions apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU 2020-04 are optional and are effective from March 12, 2020 through December 31, 2024, as amended by ASU 2022-06. As of November 30, 2022, we have not adopted any expedients and exceptions under ASU 2020-04. We will continue to evaluate the impact of ASU 2020-04 on our consolidated financial statements.

Note 2: Cash, Cash Equivalents and Investments

A summary of our cash and cash equivalents at November 30, 2022 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$229,023	$—	$—	$229,023
Money market funds	27,254	—	—	27,254
Total	$256,277	$—	$—	$256,277

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2021 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$130,371	$—	$—	$130,371
Money market funds	25,035	—	—	25,035
U.S. treasury bonds	748	9	—	757
Corporate bonds	1,203	7	—	1,210
Total	$157,357	$16	$—	$157,373

Such amounts are classified on our consolidated balance sheets as follows (in thousands):

	November 30, 2022		November 30, 2021
	Cash and Equivalents	Short-Term Investments	Cash and Equivalents	Short-Term Investments
Cash	$229,023	$—	$130,371	$—
Money market funds	27,254	—	25,035	—
U.S. treasury bonds	—	—	—	757
Corporate bonds	—	—	—	1,210
Total	$256,277	$—	$155,406	$1,967

There were no debt securities by contractual maturity due after one year as of November 30, 2022. The fair value of debt securities by contractual maturity due in one year or less was $2.0 million as of November 30, 2021.

We did not hold any investments with continuous unrealized losses as of November 30, 2022 or November 30, 2021.

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

We have designated the interest rate swap as a cash flow hedge and assessed the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. To the extent that the interest rate swap is highly effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative are included as a component of other comprehensive loss on our consolidated balance sheets. Although we determined at the onset of the hedge that the interest rate swap will be a highly effective hedge throughout the term of the contract, any portion of the fair value swap subsequently determined to be ineffective will be recognized in earnings. As of November 30, 2022 and November 30, 2021, the fair value of the hedge was a gain of $4.4 million and a loss of $3.1 million, respectively, and was included in other assets and other noncurrent liabilities, respectively, on our consolidated balance sheets. The net amount of accumulated other comprehensive loss reclassified to interest expense during fiscal years 2022 and 2021 was an increase of $0.7 million and $2.5 million, respectively.

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

	November 30, 2022		November 30, 2021
	Notional Value	Fair Value	Notional Value	Fair Value
Interest rate swap contracts designated as cash flow hedges	$120,000	$4,407	$133,125	$(3,078)

Forward Contracts

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on intercompany accounts receivable and loans receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries.

All forward contracts are recorded at fair value on the consolidated balance sheets at the end of each reporting period and expire between 30 days and 2 years from the date the contract was entered. At November 30, 2022, $3.1 million and $0.1 million were recorded in other noncurrent liabilities and other current assets, respectively, on the consolidated balance sheets. At November 30, 2021, $0.3 million and $0.1 million were recorded in other noncurrent liabilities and other accrued liabilities, respectively, on the consolidated balance sheets.

In fiscal years 2022 and 2021, realized and unrealized losses of $7.7 million and $2.1 million, respectively, from our forward contracts were recognized in foreign currency loss, net on the consolidated statement of operations. In fiscal year 2020, realized and unrealized gains of $1.7 million from our forward contracts were recognized in foreign currency loss, net on the consolidated statements of operations. These gains and losses were substantially offset by realized and unrealized losses and gains on the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	November 30, 2022		November 30, 2021
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$74,578	$(2,995)	$79,777	$(371)
Forward contracts to purchase U.S. dollars	544	(5)	119	(1)
Total	$75,122	$(3,000)	$79,896	$(372)

Note 4: Fair Value Measurements

Recurring Fair Value Measurements

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at November 30, 2022 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$27,254	$27,254	$—	$—
Interest rate swap	4,407	—	4,407	—
Liabilities
Foreign exchange derivatives	$(3,000)	$—	$(3,000)	$—

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

Fair Value of the Convertible Senior Notes

The fair value of the Company's Notes, as defined in Note 9: Debt, inclusive of the conversion feature embedded in the Notes, was $376.0 million as of November 30, 2022 and $372.1 million as of November 30, 2021. The fair value was determined based on the Notes’ quoted price in an over-the-counter market on the last trading day of the reporting period and classified within Level 1 in the fair value hierarchy. See Note 9: Debt for additional information.

Note 5: Inventories

The components of inventories were as follows (in thousands):

	November 30, 2022	November 30, 2021
Finished goods	$2,409	$1,631
Purchased parts and fabricated assemblies	2,634	1,920
Total	$5,043	$3,551

At November 30, 2022 and November 30, 2021, the inventories balances of $5.0 million and $3.6 million, respectively, were recorded in other current assets on the consolidated balance sheets.

Note 6: Property and Equipment

Property and equipment consists of the following (in thousands):

	November 30, 2022	November 30, 2021
Computer equipment and software	$42,672	$45,774
Land, buildings and leasehold improvements	8,771	8,023
Furniture and fixtures	3,582	3,539
Capitalized software development costs	276	276
Property and equipment, gross	55,301	57,612
Less accumulated depreciation and amortization	(40,374)	(43,267)
Property and equipment, net	$14,927	$14,345

Depreciation and amortization expense related to property and equipment was $5.0 million, $5.5 million, and $6.1 million for the years ended November 30, 2022, 2021, and 2020, respectively.

Note 7: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes (in thousands):

	November 30, 2022			November 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$212,700	$(150,877)	$61,823	$212,700	$(128,797)	$83,903
Customer-related	306,308	(162,341)	143,967	306,308	(119,357)	186,951
Trademarks and trade names	37,611	(26,046)	11,565	37,611	(21,556)	16,055
Non-compete agreement	2,000	(2,000)	—	2,000	(1,724)	276
Total	$558,619	$(341,264)	$217,355	$558,619	$(271,434)	$287,185

We amortize intangible assets assuming no expected residual value. Amortization expense related to these intangible assets was $68.9 million, $46.9 million, and $27.9 million in fiscal years 2022, 2021, and 2020, respectively.

Future amortization expense for intangible assets as of November 30, 2022 is as follows (in thousands):

2023	$68,895
2024	56,079
2025	45,569
2026	36,098
2027	10,714
Total	$217,355

Goodwill

Changes in the carrying amount of goodwill for fiscal years 2022 and 2021 are as follows (in thousands):

	November 30, 2022	November 30, 2021
Balance, beginning of year	$671,152	$491,726
Measurement Period Adjustments(1)	(88)	(77)
Additions(2)	—	179,521
Translation Adjustments	(27)	(18)
Balance, end of year	$671,037	$671,152
(1) Represents final measurement period adjustments related to our Kemp acquisition. Refer to Note 8: Business Combinations for further information.
(2) The additions to goodwill during fiscal year 2021 are related to the acquisition of Kemp in November 2021. Refer to Note 8: Business Combinations for further information.

We assess the impairment of goodwill on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

During fiscal year 2022, we performed a quantitative assessment as of October 31, 2022 and concluded that there was no impairment since it was not more likely than not that the fair value of our reporting unit was less than its carrying value. We did not recognize any goodwill impairment charges during fiscal years 2022, 2021, or 2020.

Note 8: Business Combinations

Kemp Acquisition

On November 1, 2021, we completed the acquisition of the parent company of Kemp Technologies, Inc. (“Kemp”). The acquisition was completed for a base purchase price of $258.0 million (subject to certain customary adjustments) in cash.

The acquisition consideration for Kemp has been allocated to Kemp’s tangible assets, identifiable intangible assets, and assumed liabilities based on their estimated fair values. The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities was recorded as goodwill.

We recorded measurement period adjustments in accordance with FASB’s guidance regarding business combinations in the first and fourth quarters of fiscal year 2022 based on our valuation and purchase price allocation procedures. The measurement period adjustments were completed during the fourth quarter of fiscal year 2022.

The allocation of the purchase price is as follows (in thousands):

	Initial Purchase Price Allocation	Measurement Period Adjustments	Final Purchase Price Allocation	Life
Net working capital	$27,075	$(425)	$26,650
Property, plant and equipment	803	(8)	795
Purchased technology	39,400	—	39,400	5 years
Trade name	7,200	—	7,200	5 years
Customer relationships	75,500	—	75,500	5 years
Other assets	170	27	197
Other noncurrent liabilities	(604)	(800)	(1,404)
Deferred taxes	(23,187)	1,160	(22,027)
Deferred revenue	(29,997)	—	(29,997)
Goodwill	179,521	(88)	179,433
Net assets acquired	$275,881	$(134)	$275,747

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

We recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. We believe that the investment value of the future enhancement of our product and solution offerings created as a result of this acquisition has principally contributed to a purchase price that resulted in the recognition of $179.4 million of goodwill, which is not deductible for tax purposes.

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) and certain acquisition restructuring and related charges are not included as a component of consideration transferred but are required to be expensed as incurred. During the fiscal year ended November 30, 2022, we incurred approximately $0.9 million of acquisition-related costs, which are included in acquisition-related expenses on our consolidated statement of operations.

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

Chef Acquisition

On October 5, 2020, we completed the acquisition of Chef Software Inc. (“Chef”). The acquisition was completed for a base purchase price of $220.0 million (subject to certain customary adjustments) in cash. We funded the acquisition through a combination of existing cash resources and by drawing down $98.5 million from our existing revolving credit facility. Refer to Note 9: Debt for further information.

The acquisition consideration for Chef has been allocated to Chef’s tangible assets, identifiable intangible assets, and assumed liabilities based on their estimated fair values. The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities was recorded as goodwill.

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

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) and certain acquisition restructuring and related charges are not included as a component of consideration transferred but are required to be expensed as incurred. During the fiscal year ended November 30, 2022, we incurred approximately $0.2 million of acquisition-related costs, which are included in acquisition-related expenses on our consolidated statement of operations.

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

(In thousands, except per share data)	Pro Forma Fiscal Year Ended November 30, 2020
Revenue	$497,700
Net income	$61,952
Net income per basic share	$1.38
Net income per diluted share	$1.37

Note 9: Debt

As of November 30, 2022, future maturities of the Company's long-term debt were as follows:

(In thousands)	2026 Notes	Revolving Credit Facility	Total
2023	$—	$6,875	$6,875
2024	—	13,750	13,750
2025	—	20,625	20,625
2026	360,000	20,625	380,625
2027	—	206,250	206,250
Total face value of long-term debt	360,000	268,125	628,125
Unamortized discount and issuance costs	(7,375)	(2,671)	(10,046)
Less current portion of long-term debt, net	—	(6,234)	(6,234)
Long-term debt	$352,625	$259,220	$611,845

Notes Payable

Convertible Senior Notes

In April 2021, the Company issued, in a private placement, Convertible Senior Notes (the "Notes") with an aggregate principal amount of $325 million, due April 15, 2026, unless earlier repurchased, redeemed or converted. There are no required principal payments prior to the maturity of the Notes. In addition, the Company also granted the initial purchasers of the Notes an option to purchase up to an additional $50.0 million aggregate principal amount of the Notes, for settlement within a 13-day period beginning on, and including, April 13, 2021, of which $35 million of additional Notes were purchased for total proceeds of $360 million. The Notes bear interest at an annual rate of 1%, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2021. The Company incurred approximately $10.8 million in issuance costs for the issuance of the Convertible Notes. During the twelve months ended November 30, 2022, the Company did not enter into any new or amended agreements.

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

Accounting for the Notes

The Company adopted ASU 2020-06 using the modified retrospective approach on December 1, 2021. Under ASU 2020-06, we no longer separate the Notes into liability and equity components. We recognized the cumulative effect of applying this new standard as of December 1, 2021.

In accounting for the transaction, prior to the adoption of ASU 2020-06, the Notes were separated into liability and equity components.

•The initial carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The excess of the Notes’ principal amount over the initial carrying amount of the liability component, referred to as the debt discount, was amortized as interest expense over the Notes’ contractual term.

(In thousands)	November 30, 2021
Principal	$360,000
Conversion option allocated to equity	(64,800)
Unamortized discount	(665)
Net carrying amount of the liability component	$294,535

•The equity component, which represented the difference between the gross proceeds and the initial liability component, was recorded as an increase to additional paid-in capital and was not remeasured.

(In thousands)	November 30, 2021
Conversion options(1)	$62,855
Capped call	(43,056)
Net carrying amount of the equity component	$19,799
(1)Net of issuance costs

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

Net carrying amount of the Notes:

(In thousands)	November 30, 2022
Principal	$360,000
Unamortized discount	(7,375)
$352,625

	Fiscal Year Ended
(In thousands)	November 30, 2022	November 30, 2021
Contractual interest expense (1% coupon)	$3,600	$2,280
Amortization of debt discount and issuance costs(1)	2,112	8,195
	$5,712	$10,475
(1)After the adoption of ASU 2020-06, the effective interest rate for the Notes was 1.63%. Prior to adoption of ASU 2020-06, the effective interest rate for the Notes was 5.71%.

Credit Facility

On January 25, 2022, the Company entered into the Credit Agreement, which provides for a $275.0 million secured term loan and a $300.0 million secured revolving line of credit. The revolving line of credit may be increased, and new term loan commitments may be entered into, if the existing or additional lenders are willing to make such increased commitments. The revolving line of credit has sublimits for swing line loans up to $25.0 million and for the issuance of standby letters of credit in a face amount up to $25.0 million. This new credit facility replaces our prior secured credit facility dated April 30, 2019.

The amount of the term loan outstanding under our prior secured credit facility was incorporated into the amended and restated credit facility.

Interest rates for the Credit Agreement are determined by reference to a term benchmark rate or a base rate at our option and would range from 1.00% to 2.00% above the term benchmark rate or would range from 0.00% to 1.00% above the defined base rate for base rate borrowings, in each case based upon our leverage ratio. Additionally, we may borrow certain foreign currencies at rates set in the same range above the respective term benchmark rates for those currencies, based on our leverage ratio. We will incur a quarterly commitment fee on the undrawn portion of the revolving credit facility, ranging from 0.125% to 0.275% per annum, based on our leverage ratio. The average interest rate of the credit facility during the fiscal year ended November 30, 2022 was 2.85% and the interest rate as of November 30, 2022 was 5.69%.

The credit facility matures on the earlier of (i) January 25, 2027, and (ii) the date that is 181 days prior to the maturity date of our Notes subject to certain conditions as set forth in the Credit Agreement, including the repayment of the Notes, the refinancing of the Notes including a maturity date that is at least 181 days after January 25, 2027 and compliance with a liquidity test when all amounts outstanding will be due and payable in full. The revolving line of credit does not require amortization of principal. The outstanding balance of the term loan as of November 30, 2022 was $268.1 million, with $6.9 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended February 28, 2022. The principal repayment amounts are in accordance with the following schedule: (i) eight payments of $1.7 million each, (ii) four payments of $3.4 million each, (iii) eight payments of $5.2 million each, and (iv) the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of November 30, 2022, the carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds.

Costs incurred to obtain our long-term debt of $3.2 million, including $1.1 million of unamortized debt issuance costs related to the previous credit agreement, are recorded as debt issuance costs as a direct deduction from the carrying value of the long-term debt liability on our consolidated balance sheets as of November 30, 2022. These costs are being amortized over the term of the Credit Agreement using the effective interest rate method. Amortization expense related to the debt issuance costs was $0.6 million for the fiscal years ended November 30, 2022, 2021 and 2020 and is recorded in interest expense on our consolidated statements of operations.

Revolving loans may be borrowed, repaid, and reborrowed until January 25, 2027, at which time all amounts outstanding must be repaid. As of November 30, 2022, there were no outstanding amounts under the revolving line of credit and $2.1 million of letters of credit.

We are the sole borrower under the credit facility. Our obligations under the Credit Agreement are guaranteed by each of our material domestic subsidiaries and are secured by substantially all of our assets and such material domestic subsidiaries, as well as 100% of the capital stock of our domestic subsidiaries and 65% of the capital stock of our first-tier foreign subsidiaries, in each case, subject to certain exceptions as described in the Credit Agreement. Future material domestic subsidiaries will be required to guaranty our obligations under the Credit Agreement, and to grant security interests in substantially all of their assets to secure such obligations. The Credit Agreement generally prohibits, with certain exceptions, any other liens on our assets and the assets of our subsidiaries, subject to certain exceptions as described in the Credit Agreement.

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

The Credit Agreement includes customary events of default that include, among other things, non-payment defaults, covenant defaults, inaccuracy of representations and warranties, cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults and a change of control default. The occurrence of an event of default could result in the acceleration of the obligations under the amended credit agreement. We are in compliance with these financial covenants as of November 30, 2022.

Note 10: Leases

The Company has operating leases for administrative, product development, and sales and marketing facilities, vehicles, and equipment under various non-cancelable lease agreements. The Company’s leases have remaining lease terms ranging from 1 year to 7 years. The Company’s lease terms may include options to extend or terminate the lease where it is reasonably certain that the Company will exercise those options. The Company considers several economic factors when making the determination as to whether the Company will exercise options to extend or terminate the lease, including but not limited to, the significance of leasehold improvements incurred in the office space, the difficulty in replacing the asset, underlying contractual obligations, or specific characteristics unique to a particular lease. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Consideration in the contract is comprised of any fixed payments and variable payments that depend on an index or rate. Payments in the Company's operating lease arrangements primarily consist of base office rent. The Company makes variable payments on certain of its leases related to taxes, insurance, common area maintenance, and utilities, among other things.

The components of operating lease cost for the years ended November 30, 2022, 2021 and 2020 were as follows (in thousands):

	Fiscal Year Ended
	November 30, 2022	November 30, 2021	November 30, 2020
Lease costs under long-term operating leases	$7,079	$7,867	$7,605
Lease costs under short-term operating leases	71	32	426
Variable lease cost under short-term and long-term operating leases(1)	282	434	325
Operating lease right-of-use asset impairment	—	3,057	1,189
Total operating lease cost	$7,432	$11,390	$9,545
(1) Lease costs that are not fixed at lease commencement.

The table below presents supplemental cash flow information related to leases during the years ended November 30, 2022, 2021 and 2020 (in thousands):

	Fiscal Year Ended
	November 30, 2022	November 30, 2021	November 30, 2020
Cash paid for leases	$8,571	$8,406	$8,101
Right-of-use assets recognized for new leases and amendments (non-cash)	$451	$3,222	$8,532

Weighted average remaining lease term in years and weighted average discount rate are as follows:

	November 30, 2022	November 30, 2021
Weighted average remaining lease term in years	3.33	4.15
Weighted average discount rate	2.6%	2.6%

Future payments under non-cancellable leases at November 30, 2022 are as follows (in thousands):

2023	$7,985
2024	7,561
2025	4,931
2026	1,799
2027	1,183
Thereafter	112
Total lease payments	23,571
Less imputed interest(1)	(1,059)
Present value of lease liabilities	$22,512
(1) Lease liabilities are measured at the present value of the remaining lease payments using a discount rate determined at lease commencement unless the discount rate is updated as a result of a lease reassessment event.

Our operating lease arrangements are subject to customary renewal and base rental fee escalation clauses. Total rent expense, net of sublease income which is insignificant, under operating lease arrangements was approximately $8.7 million, $9.3 million and $9.6 million in fiscal years 2022, 2021 and 2020, respectively.

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

Note 12: Stockholders’ Equity

Preferred Stock

Our Board of Directors is authorized to establish one or more series of preferred stock and to fix and determine the number and conditions of preferred shares, including dividend rates, redemption and/or conversion provisions, if any, preferences and voting rights. As of November 30, 2022, there was no preferred stock issued or outstanding.

Common Stock

We have 200,000,000 shares of authorized common stock, $0.01 par value per share, of which 43,257,008 were issued and outstanding at November 30, 2022.

There were 292,991 deferred stock units ("DSUs") outstanding at November 30, 2022. Each DSU represents one share of our common stock and all DSU grants have been made to non-employee members of our Board of Directors. DSUs do not have voting rights and can only be converted into common stock when the recipient ceases to be a member of the Board of Directors or a change in control of the Company occurs.

Common Stock Repurchases

In fiscal years 2022, 2021, and 2020, we repurchased and retired 1.7 million, 0.8 million and 1.4 million shares of our common stock for $77.0 million, $35.0 million and $60.0 million, respectively, under this current authorization. As of November 30, 2022, there was $78.0 million remaining under the current authorization. On January 10, 2023, our Board of Directors increased our share repurchase authorization by $150.0 million, to an aggregate authorization of $228.0 million.

Note 13: Stock-Based Compensation

We currently have one stockholder-approved stock plan from which we can issue stock-based awards, which was approved by our stockholders in fiscal year 2008 and most recently amended and approved by stockholders in May 2021 ("2008 Plan"). The 2008 Plan permits the granting of stock awards to officers, members of the Board of Directors, employees and consultants. Awards under the 2008 Plan may include nonqualified stock options, incentive stock options, grants of conditioned or restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals, deferred stock units and stock appreciation rights. In May 2021, stockholders of the Company approved an amendment to the 2008 Plan to add 4,500,000 shares to the plan. A total of 4,719,864 shares were available for issuance as of November 30, 2022.

We have previously adopted two stock plans for which the approval of stockholders was not required: the 2002 Nonqualified Stock Plan ("2002 Plan") and the 2004 Inducement Stock Plan ("2004 Plan"). The 2002 Plan permits the granting of stock awards to non-executive officer employees and consultants. Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Plan. Awards under the 2002 Plan may include nonqualified stock options, grants of conditioned or restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. A total of 56,093 shares were available for issuance under the 2002 Plan as of November 30, 2022. Additional shares cannot be added to the 2002 Plan without stockholder approval.

The 2004 Plan is reserved for persons to whom we may issue securities as an inducement to become employed by us pursuant to the rules and regulations of the NASDAQ Stock Market. Awards under the 2004 Plan may include nonqualified stock options, grants of conditioned or restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. A total of 466,716 shares were available for issuance under the 2004 Plan as of November 30, 2022. Additional shares cannot be added to the 2002 Plan without stockholder approval.

Under all of our plans, the awards granted generally begin to vest within one year of the grant.

A summary of stock option activity under all the plans is as follows:

	Shares	Weighted Average	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)	Exercise Price	(in years)	(in thousands)
Options outstanding, December 1, 2021	2,015	$40.67
Granted	823	44.30
Exercised	(174)	39.04
Canceled	(184)	44.18
Options outstanding, November 30, 2022	2,480	$41.73	4.3	$27,609
Exercisable, November 30, 2022	1,244	$40.00	3.1	$15,986
Vested or expected to vest, November 30, 2022	2,480	$41.73	4.3	$27,609

(1)The aggregate intrinsic value was calculated based on the difference between the closing price of our stock on November 30, 2022 and the exercise prices for all options outstanding.

A summary of restricted stock units' activity is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Fair Value
Restricted stock units outstanding, December 1, 2021	878	$43.06
Granted	778	44.24
Issued	(466)	41.04
Canceled	(139)	44.52
Restricted stock units outstanding, November 30, 2022	1,051	$44.80

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

During the first quarter of fiscal years 2020, 2021, and 2022, we granted performance-based restricted stock units that include two performance metrics under a Long-Term Incentive Plan ("LTIP") where the performance measurement period is three years. Vesting of the LTIP awards for the 2020 plan is based on the following: (i) 50% is based on achievement of a three-year cumulative performance condition (operating income), and (ii) 50% is based on our level of attainment of specified total stockholder return ("TSR") targets relative to the percentage appreciation of a specified index of companies for the respective three-year periods. For the 2021 and 2022 plans, the vesting terms were changed to the following: (i) 75% is based on achievement of a three-year cumulative operating income, and (ii) 25% is based on our level of attainment of specified TSR targets relative to the percentage appreciation of a specified index of companies for the respective three-year periods. The vesting of LTIP awards is also subject to continued employment of the grantees through the performance period, except in the event of a qualifying termination. In order to estimate the fair value of such awards, we used a Monte Carlo Simulation valuation model for the market condition portion of the award and used the closing price of our common stock on the date of grant, less the present value of expected dividends when applicable, for the portion related to the performance condition.

The 1991 Employee Stock Purchase Plan was most recently amended and approved by stockholders in May 2021 ("ESPP") and permits eligible employees to purchase up to an aggregate of 10,250,000 shares of our common stock through accumulated payroll deductions. The ESPP has a 27-month offering period comprised of nine three-month purchase periods. The purchase price of the stock is equal to 85% of the lesser of the market value of such shares at the beginning of a 27-month offering period or the end of each three-month segment within such offering period. If the market price at any of the nine purchase periods is less than the market price on the first date of the 27-month offering period, subsequent to the purchase, the offering period is canceled and the employee is entered into a new 27-month offering period with the then current market price as the new base price. We issued 301,000 shares, 277,000 shares, and 237,000 shares with weighted average purchase prices of $30.59, $28.20, and $27.86 per share, respectively, in fiscal years 2022, 2021, and 2020, respectively. At November 30, 2022, approximately 386,000 shares were available and reserved for issuance under the ESPP.

We estimated the fair value of stock options and ESPP awards granted in fiscal years 2022, 2021, and 2020 on the measurement dates using the Black-Scholes option valuation model, and LTIP awards using the Monte Carlo Simulation valuation model, with the following weighted average assumptions:

	Fiscal Year Ended
	November 30, 2022	November 30, 2021	November 30, 2020
Stock options:
Expected volatility	31.0%	30.0%	29.0%
Risk-free interest rate	1.9%	0.5%	1.1%
Expected life (in years)	4.8	4.8	4.8
Expected dividend yield	1.6%	1.6%	1.6%
Employee stock purchase plan:
Expected volatility	31.8%	33.1%	38.2%
Risk-free interest rate	2.4%	0.1%	0.2%
Expected life (in years)	1.2	1.3	1.3
Expected dividend yield	1.5%	1.5%	2.0%
Long-term incentive plan:
Expected volatility	35.1%	36.3%	34.7%
Risk-free interest rate	1.3%	0.2%	1.1%
Expected life (in years)	2.9	2.8	2.8
Expected dividend yield	—%	—%	—%

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

Based on the above assumptions, the weighted average estimated fair value of stock options granted in fiscal years 2022, 2021, and 2020 was $10.95, $9.46, and $9.59 per share, respectively. We amortize the estimated fair value of stock options to expense over the vesting period using the straight-line method. The weighted average estimated fair value for shares issued under our ESPP in fiscal years 2022, 2021, and 2020 was $11.01, $11.59, and $8.73 per share, respectively. We amortize the estimated fair value of shares issued under the ESPP to expense over the vesting period using a graded vesting model.

Total unrecognized stock-based compensation expense, net of expected forfeitures, related to unvested stock options and unvested restricted stock awards amounted to $45.8 million at November 30, 2022. These costs are expected to be recognized over a weighted average period of two years.

The following additional activity occurred under our plans (in thousands):

	Fiscal Year Ended
	November 30, 2022	November 30, 2021	November 30, 2020
Total intrinsic value of stock options on date exercised	$1,717	$2,523	$1,340
Total fair value of deferred stock units on date vested	2,029	2,084	1,547
Total fair value of restricted stock units on date vested	25,597	16,018	15,499

The following table provides the classification of stock-based compensation as reflected in our consolidated statements of operations (in thousands):

	Fiscal Year Ended
	November 30, 2022	November 30, 2021	November 30, 2020
Cost of maintenance and services	$1,969	$1,561	$1,336
Sales and marketing	4,884	6,055	4,462
Product development	10,326	8,104	7,286
General and administrative	19,915	14,004	10,398
Total stock-based compensation	$37,094	$29,724	$23,482
Income tax benefit included in the provision for income taxes	$6,344	$5,281	$4,541

Note 14: Retirement Plan

We maintain a retirement plan covering all U.S. employees under Section 401(k) of the Internal Revenue Code. Company contributions to the plan are at the discretion of the Board of Directors and totaled approximately $3.3 million, $4.0 million and $3.6 million for fiscal years 2022, 2021 and 2020, respectively.

Note 15: Revenue Recognition

Timing of Revenue Recognition

Our revenues are derived from licensing our products, and from related services, which consist of maintenance, hosting services, and consulting and education. Information relating to revenue from external customers by revenue type is as follows:

	Fiscal Year Ended
(In thousands)	November 30, 2022	November 30, 2021	November 30, 2020
Performance obligations transferred at a point in time:
Software licenses	$188,336	$156,590	$115,249
Performance obligations transferred over time:
Maintenance	362,335	325,863	288,887
Services	51,342	48,860	38,014
Total revenue	$602,013	$531,313	$442,150

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

	Fiscal Year Ended
(In thousands)	November 30, 2022	November 30, 2021	November 30, 2020
United States	$310,917	$294,947	$240,717
Canada	30,237	22,867	20,281
EMEA	207,707	169,335	143,754
Latin America	18,053	17,036	14,574
Asia Pacific	35,099	27,128	22,824
Total revenue	$602,013	$531,313	$442,150

No single customer, partner, or country outside of the U.S. has accounted for more than 10% of our consolidated revenue in any year presented.

Contract Balances

Unbilled Receivables and Contract Assets

The timing of revenue recognition may differ from the timing of customer billing. When revenue is recognized prior to billing and the right to the amount due from customers is conditioned only on the passage of time, we record an unbilled receivable on our consolidated balance sheets. Our multi-year term license arrangements, which are typically billed annually, result in revenue recognition in advance of billing and the recognition of unbilled receivables.

As of November 30, 2022, billing of our long-term unbilled receivables is expected to occur as follows (in thousands):

2024	$17,594
2025	12,860
2026	9,482
Total	$39,936

Contract assets arise when revenue is recognized in excess of billings and the right to the amount due from customers is conditioned on something other than the passage of time, such as the completion of a related performance obligation. Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. We did not have any net contract assets as of November 30, 2022 and $5.0 million as of November 30, 2021. These amounts are included in unbilled receivables and contract assets, net or long-term unbilled receivables and contract assets, net on our consolidated balance sheets.

Deferred Revenue

Deferred revenue is recorded when revenue is recognized subsequent to customer invoicing. Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Deferred revenue expected to be recognized as revenue more than one year subsequent to the balance sheet date is included in long-term liabilities on the consolidated balance sheets. Our net deferred revenue balance is primarily made up of deferred maintenance.

As of November 30, 2022, the changes in net deferred revenue were as follows (in thousands):

Balance, December 1, 2021	$252,380
Billings and other	632,073
Revenue recognized	602,013
Balance, November 30, 2022	$282,440

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of November 30, 2022, transaction price allocated to remaining performance obligations was $295.0 million. We expect to recognize approximately 81% of the revenue within the next year and the remainder thereafter.

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

Certain of our sales incentive programs do meet the requirements to be capitalized. Depending upon the sales incentive program and the related revenue arrangement, such capitalized costs are amortized over the longer of (i) the product life, which is generally three to five years; or (ii) the term of the related revenue contract. We determined that a three to five year product life represents the period of benefit that we receive from these incremental costs based on both qualitative and quantitative factors, which include customer contracts, industry norms, and product upgrades. Total deferred contract costs were $8.8 million, $7.9 million, and $2.5 million as of November 30, 2022, 2021, and 2020, respectively, and are included in other current assets and other assets on our consolidated balance sheets. Amortization of deferred contract costs is included in sales and marketing expense on our consolidated statement of operations and was minimal in all periods presented.

Note 16: Restructuring

The following table provides a summary of activity for all of the restructuring actions, with material actions detailed further below (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2019	$196	$2,007	$2,203
Costs incurred	1,812	4,094	5,906
Cash disbursements	(1,569)	(2,554)	(4,123)
Translation adjustments and other	(18)	5	(13)
Balance, November 30, 2020	$421	$3,552	$3,973
Costs incurred	3,518	2,790	6,308
Cash disbursements	(1,072)	(4,447)	(5,519)
Translation adjustments and other	1,616	(6)	1,610
Balance, November 30, 2021	$4,483	$1,889	$6,372
Costs incurred	414	465	879
Cash disbursements	(1,027)	(2,321)	(3,348)
Translation adjustments and other	—	(3)	(3)
Balance, November 30, 2022	$3,870	$30	$3,900

2021 Restructurings

During the fourth quarter of fiscal year 2021, we restructured our operations in connection with the acquisition of Kemp. Refer to Note 8: Business Combinations for further discussion. This restructuring resulted in a reduction in redundant positions, primarily within the administrative functions of Kemp.

For the fiscal years ended November 30, 2022 and November 30, 2021, we incurred expenses of $0.5 million and $2.0 million, respectively, related to this restructuring. The expenses are recorded as restructuring expenses in the consolidated statements of operations.

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2020	$—	$—	$—
Costs incurred	—	1,965	1,965
Cash disbursements	—	(69)	(69)
Translation adjustments and other	—	(14)	(14)
Balance, November 30, 2021	$—	$1,882	$1,882
Costs incurred	—	465	465
Cash disbursements	—	(2,314)	(2,314)
Translation adjustments and other	—	(3)	(3)
Balance, November 30, 2022	$—	$30	$30

Minimal cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2023. Accordingly, the minimal balance of the restructuring reserve is included in other accrued liabilities on the consolidated balance sheet at November 30, 2022.

We do not expect to incur additional material expenses as part of this action during fiscal year 2023.

2020 Restructurings

During the fourth quarter of fiscal year 2020, we restructured our operations in connection with the acquisition of Chef. Refer to Note 8: Business Combinations for further discussion. This restructuring resulted in a reduction in redundant positions, primarily within the administrative functions of Chef.

For the fiscal years ended November 30, 2022, 2021 and 2020, we incurred expenses of $0.4 million, $4.1 million and $3.9 million, respectively, related to this restructuring. The expenses are recorded as restructuring expenses in the consolidated statements of operations.

A summary of activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2019	$—	$—	$—
Costs incurred	—	3,947	3,947
Cash disbursements	—	(429)	(429)
Translation adjustments and other	—	5	5
Balance, November 30, 2020	$—	$3,523	$3,523
Costs incurred	3,323	826	4,149
Cash disbursements	(455)	(4,350)	(4,805)
Translation adjustments and other	1,615	8	1,623
Balance, November 30, 2021	$4,483	$7	$4,490
Costs incurred	414	—	414
Cash disbursements	(1,027)	(7)	(1,034)
Balance, November 30, 2022	$3,870	$—	$3,870

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2027. Accordingly, the balance of the restructuring reserve of $3.9 million is included in short-term and long-term lease liabilities on the consolidated balance sheet at November 30, 2022.

We expect to incur additional expenses as part of this action related to facility closures as we consolidate offices in various locations during fiscal year 2023, but we do not expect these costs to be material.

Note 17: Income Taxes

The components of income before income taxes are as follows (in thousands):

	Fiscal Year Ended
	November 30, 2022	November 30, 2021	November 30, 2020
U.S.	$103,917	$80,508	$83,279
Foreign	13,338	15,026	13,356
Total	$117,255	$95,534	$96,635

The provision for income taxes is comprised of the following (in thousands):

	Fiscal Year Ended
	November 30, 2022	November 30, 2021	November 30, 2020
Current:
Federal	$20,118	$11,964	$12,294
State	5,039	2,602	3,871
Foreign	4,631	3,456	3,370
Total current	29,788	18,022	19,535
Deferred
Federal	(4,683)	366	(1,613)
State	(1,537)	(1,110)	(969)
Foreign	(1,382)	(164)	(40)
Total deferred	(7,602)	(908)	(2,622)
Total	$22,186	$17,114	$16,913

A reconciliation of the income taxes incurred at the U.S. Federal statutory rate compared to the effective tax rate is as follows (in thousands):

	Fiscal Year Ended
	November 30, 2022	November 30, 2021	November 30, 2020
Tax at U.S. Federal statutory rate	$24,624	$20,062	$20,293
Foreign rate differences	475	193	(200)
Effects of foreign operations included in U.S. Federal provision	401	(112)	(167)
State income taxes, net	2,424	1,215	2,087
Research credits	(1,268)	(410)	(905)
Tax-exempt interest	—	—	(3)
Nondeductible stock-based compensation	2,725	1,548	422
Meals and entertainment	185	61	162
Compensation subject to 162(m)	878	346	324
Uncertain tax positions and tax settlements	(163)	89	245
Net excess tax benefit or detriment from stock-based compensation plans	(266)	(11)	61
Global intangible low tax inclusion	17	606	(307)
Foreign derived intangible deduction	(7,769)	(6,386)	(5,297)
Other	(77)	(87)	198
Total	$22,186	$17,114	$16,913

The effective income tax rate is based on the income for the year, the composition of the income in different countries, changes related to valuation allowances and adjustments, if any, for the potential tax consequences or benefits of audits or other tax contingencies. In fiscal year 2022, our aggregate effective income tax rate in foreign jurisdictions is not materially different than our effective income tax rate in the United States. Our effective tax rate differed from the statutory U.S. Federal income tax rate primarily due to the net effects of the foreign derived intangible income (FDII) regime. In fiscal years 2021 and 2020 our aggregate effective income tax rate in foreign jurisdictions was lower than our effective income tax rate in the United States. A significant portion of income before provision for income taxes from foreign operations has been earned by subsidiaries with statutory income tax rates lower than the statutory U.S. Federal income tax rate.

The components of deferred tax assets and liabilities are as follows (in thousands):

	November 30, 2022	November 30, 2021
Deferred tax assets:
Accounts receivable	$191	$143
Accrued compensation	3,884	4,407
Accrued liabilities and other	1,352	2,898
Deferred revenue	12,461	8,081
Stock-based compensation	8,030	6,401
Original issue discount	7,169	9,132
Tax credit and loss carryforwards	27,809	35,376
Operating lease liabilities	4,082	5,257
Gross deferred tax assets	64,978	71,695
Valuation allowance	(6,275)	(7,315)
Total deferred tax assets	58,703	64,380
Deferred tax liabilities:
Goodwill	(23,745)	(21,867)
Right-of-use lease assets	(2,938)	(3,925)
Deferred revenue	—	(1,483)
Depreciation and amortization	(20,875)	(34,532)
Prepaid expenses	(4,008)	(1,906)
Notes payable	—	(13,415)
Total deferred tax liabilities	(51,566)	(77,128)
Total	$7,137	$(12,748)

The valuation allowance primarily applies to net operating loss carryforwards and unutilized tax credits in foreign jurisdictions under conditions where realization is not more likely than not. The $1 million decrease in the valuation allowance during fiscal year 2022 primarily relates to losses in a foreign subsidiary that have expired prior to utilization.

At November 30, 2022, we have federal and foreign net operating loss carryforwards of $96.9 million expiring on various dates through 2036 and $19.4 million that do not expire. In addition, we have state net operating loss carryforwards of $48.9 million expiring on various dates through 2044 and a minimal amount that does not expire. At November 30, 2022, we have state tax credit carryforwards of approximately $3.6 million expiring on various dates through 2037 and $2.4 million that may be carried forward indefinitely. In addition, we have federal tax credit carryforwards of approximately $5.9 million expiring on various dates through 2039.

It is our intention to indefinitely reinvest the earnings of our non-U.S. subsidiaries. We have not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, which totaled $106.6 million as of November 30, 2022, as these earnings have been indefinitely reinvested. It is not practicable to determine the amount of the unrecognized deferred tax liability if the undistributed earnings were to be repatriated due to the complexity of the income tax laws and regulations. These earnings could be subject to non-U.S. withholding taxes and other federal, state and/or foreign taxes if they were remitted to the U.S.

As of November 30, 2022, the total amount of unrecognized tax benefits was $5.3 million, of which $1.3 million was recorded in other noncurrent liabilities on the consolidated balance sheet and $4.0 million of deferred tax assets, principally related to U.S net operating loss carry-forwards and federal and state research and development tax credits, have not been recorded.

A reconciliation of the balance of our unrecognized tax benefits is as follows (in thousands):

	Fiscal Year Ended
	November 30, 2022	November 30, 2021	November 30, 2020
Balance, beginning of year	$5,471	$6,219	$4,993
Tax positions related to current period	—	71	—
Tax positions related to a prior period	—	(820)	539
Tax positions acquired	—	439	1,596
Settlements with tax authorities	(45)	(168)	(12)
Lapses due to expiration of the statute of limitations	(150)	(270)	(897)
Balance, end of year	$5,276	$5,471	$6,219

If recognized, all amounts of unrecognized tax benefits would affect the effective tax rate.

We recognize interest and penalties related to uncertain tax positions as a component of our provision for income taxes. In fiscal year 2022 there was a minimal amount of estimated interest and penalties recorded in the provision for income taxes. In fiscal year 2021 a net expense of $0.8 million was recorded to the provision for income taxes related to estimated interest and penalties. In fiscal year 2020 there was a minimal amount of estimated interest and penalties recorded in the provision for income taxes. We have accrued $1.3 million and $1.2 million of estimated interest and penalties at November 30, 2022 and 2021, respectively. We do not expect any significant changes to the amount of unrecognized tax benefits in the next twelve months.

Our federal income tax returns have been examined or are closed by statute for all years prior to fiscal year 2019. Our state income tax returns have been examined or are closed by statute for all years prior to fiscal year 2018, and we are no longer subject to audit for those periods.

Tax authorities for certain non-U.S. jurisdictions are also examining tax returns and the Company does not expect the results of these examinations to be material to our consolidated balance sheets, cash flows or statements of income. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal year 2017.

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

	Fiscal Year Ended
	November 30, 2022	November 30, 2021	November 30, 2020
Net income	$95,069	$78,420	$79,722
Weighted average shares outstanding	43,475	43,916	44,886
Basic earnings per common share	$2.19	$1.79	$1.78

Diluted earnings per common share:
Net income	$95,069	$78,420	$79,722
Weighted average shares outstanding	43,475	43,916	44,886
Effect of dilution from common stock equivalents	772	704	435
Diluted weighted average shares outstanding	44,247	44,620	45,321
Diluted earnings per share	$2.15	$1.76	$1.76

We excluded stock awards representing approximately 1,751,000 shares, 1,232,000 shares, and 1,268,000 shares of common stock from the calculation of diluted earnings per share in the fiscal years ended November 30, 2022, 2021 and 2020, respectively, because these awards were anti-dilutive.

As a result of our adoption of ASU 2020-06 on December 1, 2021, the dilutive impact of the Notes on our calculation of diluted earnings per share is considered using the if-converted method. However, because the principal amount of the Notes must be settled in cash, the dilutive impact of applying the if-converted method is limited to the in-the-money portion, if any, of the Notes. During the fiscal year ended November 30, 2022, we did not include the Notes in our diluted earnings per share calculation because the conversion feature in the Notes was out of the money. For periods prior to our December 1, 2021 adoption of ASU 2020-06, we applied the treasury stock method to account for the dilutive impact of the Notes for diluted earnings per share purposes.

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

Long-lived assets totaled $7.6 million, $22.1 million and $22.8 million in the U.S. and $7.3 million, $7.5 million and $7.0 million outside of the U.S. at the end of fiscal years 2022, 2021, and 2020, respectively. During the fiscal year ended November 30, 2022, two countries outside of the U.S. accounted for more than 10% of our consolidated long-lived assets, and no individual country outside of the U.S. accounted for more than 10% of our consolidated long-lived assets in 2021 and 2020.

Note 20: Subsequent Events

On January 3, 2023, we entered into a definitive agreement with Vector Maven Holdings, Inc. and Vector Maven Holdings, L.P., subject to the satisfaction of the terms and conditions set forth in the definitive agreement, to acquire MarkLogic, a leader in managing complex data and metadata. Upon closing of the proposed transaction, MarkLogic is expected to enhance Progress’ commitment to delivering the best products to develop, deploy and manage high-impact applications by providing a unified enterprise-grade semantic data platform that empowers customers to derive value from complex data. The acquisition is currently expected to close in early 2023, subject to obtaining regulatory approvals and satisfaction of other customary closing conditions set forth in the definitive agreement. At closing, we will acquire all of the outstanding equity interests of Vector Maven Holdings, Inc. from Vector Maven Holdings, L.P. for an aggregate purchase price of approximately $355 million, subject to certain working capital and customary other adjustments, to be paid in cash.

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

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2022. Our assessment was based on the framework in the updated Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment we believe that as of November 30, 2022, our internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, our independent registered public accounting firm, which audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting, which is included in this Item 9A below.

(c) Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended November 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the fiscal quarter ended November 30, 2022 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

(d) Report of independent registered public accounting firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Progress Software Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Progress Software Corporation and subsidiaries (the “Company”) as of November 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended November 30, 2022, of the Company and our report dated January 27, 2023, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.

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
January 27, 2023

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

This information will be contained in our definitive proxy statement for the 2023 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation

This information will be contained in our definitive proxy statement for the 2023 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information will be contained in our definitive proxy statement for the 2023 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

This information will be contained in our definitive proxy statement for the 2023 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

This information will be contained in our definitive proxy statement for the 2023 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents Filed as Part of this Annual Report on Form 10-K

1. Financial Statements (included in Part II, Item 8 of this Annual Report on Form 10-K):

•Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
•Consolidated Balance Sheets as of November 30, 2022 and 2021
•Consolidated Statements of Operations for the years ended November 30, 2022, 2021 and 2020
•Consolidated Statements of Comprehensive Income (Loss) for the years ended November 30, 2022, 2021 and 2020
•Consolidated Statements of Stockholders’ Equity for the years ended November 30, 2022, 2021 and 2020
•Consolidated Statements of Cash Flows for the years ended November 30, 2022, 2021 and 2020
•Notes to Consolidated Financial Statements

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

2.3	Stock Purchase Agreement, dated September 23, 2021, by and among Progress Software Corporation, MPC Kappa Holdings, Inc., the Sellers named therein and the Seller Representative (3)
2.4	Stock Purchase Agreement, dated January 3, 2023, between Progress Software Corporation, Vector Maven Holdings, Inc., and Vector Maven Holdings, L.P. (4)
2.5	Plan of Domestication (5)
3.1	Certificate of Conversion from Non-Delaware Corporation to Delaware Corporation (6)
3.2	Certificate of Incorporation (7)
3.2.1	Certificate of Correction to Certification of Incorporation (8)
3.3	Amended and Restated By-Laws, as amended March 19, 2019 (9)
4.1	Specimen certificate for the Common Stock (10)
4.2	Description of Registered Securities (11)
4.3	Indenture, dated as of April 13, 2021, between Progress Software Corporation and U.S. Bank, National Association, as trustee (12)
4.4	Form of 1.00% Convertible Senior Note due 2026 (included as Exhibit A in Exhibit 4.3) (12)
10.1**	2002 Nonqualified Stock Plan, as amended and restated (13)
10.2**	2004 Inducement Stock Plan, as amended and restated (14)
10.3**	Progress Software Corporation 1991 Employee Stock Purchase Plan, as amended and restated (15)
10.4**	Progress Software Corporation 2008 Stock Option and Incentive Plan, as amended and restated (16)
10.5**	Form of Notice of Grant of Stock Options and Grant Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan (17)
10.6**	Progress Software Corporation Corporate Executive Bonus Plan (18)
10.7**	Form of Performance-Based Stock Unit Agreement under the Amended and Restated Progress Software Corporation 2008 Stock Option and Incentive Plan

10.8**	Form of Deferred Stock Unit Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan (19)
10.9**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 2008 Stock Option and Incentive Plan (Initial Grant) (20)
10.10**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 2008 Stock Option and Incentive Plan (Annual Grant) (21)
10.11**	Form of Restricted Stock Unit Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan (22)
10.12**	Employment Agreement, dated October 10, 2016, by and between Progress Software Corporation and Yogesh Gupta (23)
10.13**	Employee Retention and Motivation Agreement, dated as of October 10, 2016, by and between Progress Software Corporation and Yogesh Gupta (24)
10.14**	Employment Agreement, dated January 16, 2020, by and between Progress Software Corporation and Anthony Folger (25)
10.15	Form of Employee Retention and Motivation Agreement (Amended and Restated as of January 9, 2023)
10.16	Form of Termination Letter (Executive Officers) (26)
10.17	Form of Separation Agreement and Release (Executive Officers) (27)
10.18	Form of Capped Call Confirmation (28)
10.19*
Third Amended and Restated Credit Agreement, dated as of January 25, 2022, by and among Progress Software Corporation, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, N.A. and Citizens Bank, N.A., as Syndication Agents, and Bank of America, N.A., Citibank, N.A., PNC Bank, National Association, Silicon Valley Bank and TD Bank, N.A., as Documentation Agents, and JPMorgan Chase Bank, N.A., as Sole Bookrunner and Sole Lead Arranger (29)

21.1	List of Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Yogesh Gupta
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Anthony Folger
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101***	The following materials from Progress Software Corporation’s Annual Report on Form 10-K for the year ended November 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2022 and 2021, (ii) Consolidated Statements of Income for the years ended November 30, 2022, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the years ended November 30, 2022, 2021 and 2020, (iv) Consolidated Statements of Stockholders’ Equity for the years ended November 30, 2022, 2021 and 2020, and (v) Consolidated Statements of Cash Flows for the years ended November 30, 2022, 2021 and 2020.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on April 1, 2019.
(2)Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on September 9, 2020.
(3)Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed of September 27, 2021.
(4)Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on January 3, 2023.
(5)Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on May 14, 2015.
(6)Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 14, 2015.
(7)Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on May 14, 2015.
(8)Incorporated by reference to Exhibit 3.2.1 to our Annual Report on Form 10-K for the year ended November 30, 2015.
(9)Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2019.
(10)Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended November 30, 2011.
(11)Incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the year ended November 30, 2019.
(12)Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 13, 2021.
(13)Incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the year ended November 30, 2015.
(14)Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended November 30, 2015.
(15)Incorporated by reference to Appendix B to our definitive Proxy Statement filed April 14, 2021.
(16)Incorporated by reference to Appendix A to our definitive Proxy Statement filed April 14, 2021.
(17)Incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the year ended November 30, 2013.
(18)Incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended November 30, 2012.
(19)Incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the year ended November 30, 2013.
(20)Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended November 30, 2013.
(21)Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the year ended November 30, 2013.
(22)Incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended November 30, 2014.
(23)Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 14, 2016.
(24)Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 14, 2016.
(25)Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 17, 2020.
(26)Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended November 30, 2019.
(27)Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended November 30, 2019.

(28)Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 13, 2021.
(29)Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 27, 2022.

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of January 2023.

PROGRESS SOFTWARE CORPORATION

By:	/s/ YOGESH K. GUPTA
Yogesh K. Gupta
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ YOGESH K. GUPTA	President and Chief Executive Officer	January 27, 2023
Yogesh K. Gupta	(Principal Executive Officer)

/s/ ANTHONY FOLGER	Executive Vice President and Chief Financial Officer	January 27, 2023
Anthony Folger	(Principal Financial Officer)

/s/ DOMENIC LOCOCO	Chief Accounting Officer	January 27, 2023
Domenic LoCoco	(Principal Accounting Officer)

/s/ JOHN R. EGAN	Non-Executive Chairman	January 27, 2023
John R. Egan

/s/ PAUL T. DACIER	Director	January 27, 2023
Paul T. Dacier

/s/ RAINER GAWLICK	Director	January 27, 2023
Rainer Gawlick

/s/ CHARLES F. KANE	Director	January 27, 2023
Charles F. Kane

/s/ SAMSKRITI KING	Director	January 27, 2023
Samskriti King

/s/ DAVID A. KRALL	Director	January 27, 2023
David A. Krall

/s/ ANGELA TUCCI	Director	January 27, 2023
Angela Tucci

/s/ VIVIAN VITALE	Director	January 27, 2023
Vivian Vitale