Form 10-Q
period 2023-02-28
PROGRESS SOFTWARE CORP /MA
filed 2023-04-07
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of March 28, 2023, there were 43,307,145 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(In thousands, except share data)	February 28, 2023	November 30, 2022
Assets
Current assets:
Cash and cash equivalents	$107,981	$256,277
Short-term investments	14,944	—
Total cash, cash equivalents and short-term investments	122,925	256,277
Accounts receivable (less allowances of $834 and $859, respectively)	93,347	97,834
Unbilled receivables	33,596	29,158
Other current assets	42,833	42,784
Total current assets	292,701	426,053
Long-term unbilled receivables	47,922	39,936
Property and equipment, net	14,981	14,927
Intangible assets, net	440,942	217,355
Goodwill	811,859	671,037
Right-of-use lease assets	21,768	17,574
Deferred tax assets	1,400	11,765
Other assets	12,034	12,832
Total assets	$1,643,607	$1,411,479
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt, net	$7,953	$6,234
Accounts payable	10,464	9,282
Accrued compensation and related taxes	33,291	42,467
Dividends payable to stockholders	8,141	8,115
Short-term operating lease liabilities	9,321	7,471
Other accrued liabilities	23,254	16,765
Short-term deferred revenue, net	244,733	227,670
Total current liabilities	337,157	318,004
Long-term debt, net	450,943	259,220
Convertible senior notes, net	353,159	352,625
Long-term operating lease liabilities	17,341	15,041
Long-term deferred revenue, net	57,114	54,770
Deferred tax liabilities	5,546	4,628
Other noncurrent liabilities	8,904	8,687
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized, 10,000,000 shares; issued, none	—	—
Common stock, $0.01 par value; authorized, 200,000,000 shares; issued and outstanding, 43,307,145 shares in 2023 and 43,257,008 shares in 2022	433	433
Additional paid-in capital	338,370	331,650
Retained earnings	108,286	101,656
Accumulated other comprehensive loss	(33,646)	(35,235)
Total stockholders’ equity	413,443	398,504
Total liabilities and stockholders’ equity	$1,643,607	$1,411,479
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

	Three Months Ended
(In thousands, except per share data)	February 28, 2023	February 28, 2022
Revenue:
Software licenses	$57,568	$42,750
Maintenance and services	106,658	102,172
Total revenue	164,226	144,922
Costs of revenue:
Cost of software licenses	2,452	2,609
Cost of maintenance and services	17,501	15,145
Amortization of acquired intangibles	6,264	5,458
Total costs of revenue	26,217	23,212
Gross profit	138,009	121,710
Operating expenses:
Sales and marketing	33,754	33,469
Product development	30,438	28,673
General and administrative	18,786	16,991
Amortization of acquired intangibles	13,611	11,722
Cyber incident	2,692	—
Restructuring expenses	1,397	511
Acquisition-related expenses	1,743	912
Total operating expenses	102,421	92,278
Income from operations	35,588	29,432
Other (expense) income:
Interest expense	(5,848)	(3,703)
Interest income and other, net	515	589
Foreign currency loss, net	(331)	(366)
Total other expense, net	(5,664)	(3,480)
Income before income taxes	29,924	25,952
Provision for income taxes	6,250	5,498
Net income	$23,674	$20,454
Earnings per share:
Basic	$0.55	$0.47
Diluted	$0.53	$0.46
Weighted average shares outstanding:
Basic	43,300	43,981
Diluted	44,353	44,708

Cash dividends declared per common share	$0.175	$0.175
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
(In thousands)	February 28, 2023	February 28, 2022
Net income	$23,674	$20,454
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,737	1,781
Unrealized (loss) gain on hedging activity, net of tax benefit of $45 and a tax provision of $522 for the first quarter of 2023 and 2022, respectively	(127)	1,653
Unrealized loss on investments, net of tax provision of $4 and a tax benefit of $3 for the first quarter of 2023 and 2022, respectively	(21)	(7)
Total other comprehensive income, net of tax	1,589	3,427
Comprehensive income	$25,263	$23,881

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders’ Equity

	Three Months Ended February 28, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2022	43,257	$433	$331,650	$101,656	$(35,235)	$398,504
Issuance of stock under employee stock purchase plan	50	1	1,786	—	—	1,787
Exercise of stock options	141	1	6,002	—	—	6,003
Vesting of restricted stock units and release of deferred stock units	215	2	(2)	—	—	—
Withholding tax payments related to net issuance of RSUs	(90)	(1)	(4,816)	—	—	(4,817)
Stock-based compensation	—	—	9,752	—	—	9,752
Dividends declared	—	—	—	(8,049)	—	(8,049)
Treasury stock repurchases and retirements	(266)	(3)	(6,002)	(8,995)	—	(15,000)
Net income	—	—	—	23,674	—	23,674
Other comprehensive income	—	—	—	—	1,589	1,589
Balance, February 28, 2023	43,307	$433	$338,370	$108,286	$(33,646)	$413,443

	Three Months Ended February 28, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2021	44,146	$441	$354,235	$90,256	$(32,443)	$412,489
Cumulative effect of adoption of ASU 2020-06	—	—	(47,456)	4,893	—	(42,563)
Issuance of stock under employee stock purchase plan	63	1	1,826	—	—	1,827
Exercise of stock options	19	—	635	—	—	635
Vesting of restricted stock units and release of deferred stock units	90	1	(1)	—	—	—
Withholding tax payments related to net issuance of RSUs	—	—	(3,139)	—	—	(3,139)
Stock-based compensation	—	—	8,114	—	—	8,114
Dividends declared	—	—	—	(7,921)	—	(7,921)
Treasury stock repurchases and retirements	(552)	(5)	(10,974)	(14,021)	—	(25,000)
Net income	—	—	—	20,454	—	20,454
Other comprehensive income	—	—	—	—	3,427	3,427
Balance, February 28, 2022	43,766	$438	$303,240	$93,661	$(29,016)	$368,323

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(In thousands)	February 28, 2023	February 28, 2022
Cash flows from operating activities:
Net income	$23,674	$20,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,671	1,207
Amortization of acquired intangibles and other	19,937	17,486
Amortization of debt discount and issuance costs on Notes	534	525
Stock-based compensation	9,752	8,114
Non-cash lease expense	1,959	2,075
Loss on disposal of long-lived assets, net	—	4
Deferred income taxes	(6,324)	2,218
Allowances for bad debt and sales credits	158	145
Changes in operating assets and liabilities:
Accounts receivable	25,839	13,192
Other assets	4,483	(1,081)
Inventories	(604)	418
Accounts payable and accrued liabilities	(17,649)	(27,448)
Lease liabilities	(2,314)	(2,146)
Income taxes payable	170	3
Deferred revenue, net	(14,519)	8,927
Net cash flows from operating activities	46,767	44,093
Cash flows (used in) from investing activities:
Purchases of investments	(15,262)	—
Sales and maturities of investments	400	300
Purchases of property and equipment	(385)	(831)
Payments for acquisitions, net of cash acquired	(355,821)	—
Net cash flows used in investing activities	(371,068)	(531)
Cash flows from (used in) financing activities:
Proceeds from stock-based compensation plans	9,357	4,094
Payments for taxes related to net share settlements of equity awards	(4,817)	(3,139)
Repurchases of common stock	(15,000)	(25,000)
Dividend payments to stockholders	(8,023)	(7,784)
Proceeds from the issuance of debt	195,000	7,474
Payment of principal on long-term debt	(1,719)	(1,719)
Payment of debt issuance costs	—	(1,957)
Net cash flows from (used in) financing activities	174,798	(28,031)
Effect of exchange rate changes on cash	1,207	729
Net (decrease) increase in cash and cash equivalents	(148,296)	16,260
Cash and cash equivalents, beginning of period	256,277	155,406
Cash and cash equivalents, end of period	$107,981	$171,666

Condensed Consolidated Statements of Cash Flows, continued

	Three Months Ended
	February 28, 2023	February 28, 2022
Supplemental disclosure:
Cash paid for income taxes, net of refunds of $264 in 2023 and $307 in 2022	$3,801	$2,389
Cash paid for interest	$4,060	$1,432
Non-cash investing and financing activities:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$11,535	$7,346
Dividends declared	$8,141	$8,062
See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1: Basis of Presentation

Company Overview - Progress Software Corporation ("Progress," the "Company," "we," "us," or "our") is dedicated to propelling business forward in a technology-driven world. Progress helps customers drive faster cycles of innovation, fuel momentum and accelerate their path to success. As the trusted provider of products to develop, deploy and manage high-impact applications, Progress enables customers to develop the applications and experiences they need, deploy where and how they want and manage it all safely and securely.

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

Basis of Presentation and Significant Accounting Policies - We prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements and these unaudited financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2022, as filed with the SEC on January 27, 2023 (our "2022 Annual Report").

We made no material changes in the application of our significant accounting policies that were disclosed in our 2022 Annual Report. We have prepared the accompanying unaudited condensed consolidated financial statements on the same basis as the audited financial statements included in our 2022 Annual Report, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, management evaluates its estimates and records changes in estimates in the period in which they become known. These estimates are based on historical data and experience, as well as various other assumptions that management believes to be reasonable under the circumstances. The most significant estimates relate to revenue recognition and business combinations. Refer to Note 1 to our Consolidated Financial Statements in Item 8 of our 2022 Annual Report for further information. There have been no significant changes to our critical accounting policies and estimates since our 2022 Annual Report. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted
Reference Rate Reform

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"), as amended in December 2022 by Accounting Standards Update No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 ("ASU 2022-06"). ASU 2020-04 provides guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying GAAP to contracts, hedging relationships and other transactions impacted by reference rate reform. The provisions apply only to those transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU 2020-04 are optional and are effective from March 12, 2020 through December 31, 2024, as amended by ASU 2022-06. As of February 28, 2023, we have not adopted any expedients and exceptions under ASU 2020-04. We will continue to evaluate the impact of ASU 2020-04 on our consolidated financial statements.

Note 2: Cash, Cash Equivalents and Investments

A summary of our cash, cash equivalents and available-for-sale investments at February 28, 2023 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$106,462	$—	$—	$106,462
Money market funds	119	—	—	119
Commercial papers	4,781	—	—	4,781
U.S. treasuries	2,764	—	(1)	2,763
U.S. government agency bonds	8,816	—	(16)	8,800
Total	$122,942	$—	$(17)	$122,925

A summary of our cash and cash equivalents at November 30, 2022 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$229,023	$—	$—	$229,023
Money market funds	27,254	—	—	27,254
Total	$256,277	$—	$—	$256,277

The debt securities have a remaining contractual maturity of one year or less as of February 28, 2023.

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

We have designated the interest rate swap as a cash flow hedge and assess the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. To the extent that the interest rate swap is highly effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative are included as a component of other comprehensive loss on our condensed consolidated balance sheets. Although we have determined at the onset of the hedge that the interest rate swap will be a highly effective hedge throughout the term of the contract, any portion of the fair value swap subsequently determined to be ineffective will be recognized in earnings. As of February 28, 2023, the fair value of the hedge was a gain of $4.2 million, which was included in other assets on our condensed consolidated balance sheets. The net amount of accumulated other comprehensive loss reclassified to interest expense during the three months ended February 28, 2023 and February 28, 2022 was a decrease of $0.7 million and an increase of $0.6 million, respectively.

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

	February 28, 2023		November 30, 2022
	Notional Value	Fair Value	Notional Value	Fair Value
Interest rate swap contracts designated as cash flow hedges	$116,250	$4,235	$120,000	$4,407

Forward Contracts

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on intercompany accounts receivable and loans receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries.

All forward contracts are recorded at fair value on the consolidated balance sheets at the end of each reporting period and generally expire between 30 days and 2 years from the date the contract was entered. At February 28, 2023, $0.1 million and $3.0 million was recorded in other accrued liabilities and other noncurrent liabilities, respectively, on our condensed consolidated balance sheets. At November 30, 2022, $3.1 million and $0.1 million were recorded in other noncurrent liabilities and other current assets, respectively, on our condensed consolidated balance sheets.

In the three months ended February 28, 2023 and February 28, 2022, realized and unrealized gains of $0.5 million and $0.3 million, respectively, from our forward contracts were recognized in foreign currency loss, net, on our condensed consolidated statements of operations. These gains were substantially offset by realized and unrealized losses in the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	February 28, 2023		November 30, 2022
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$70,436	$(3,180)	$74,578	$(2,995)
Forward contracts to purchase U.S. dollars	489	8	544	(5)
Total	$70,925	$(3,172)	$75,122	$(3,000)

Note 4: Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at February 28, 2023 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$119	$119	$—	$—
Commercial papers	4,781	398	4,383	—
U.S. treasuries	2,763	498	2,265	—
U.S. government agency bonds	8,800	504	8,296	—
Interest rate swap	4,235	—	4,235	—
Liabilities
Foreign exchange derivatives	$(3,172)	$—	$(3,172)	$—

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

Assets and Liabilities Not Carried at Fair Value

Fair Value of the Convertible Senior Notes

The fair value of our Convertible Senior Notes, with a carrying value of $353.2 million and $352.6 million, was $394.7 million and $376.0 million as of February 28, 2023 and November 30, 2022, respectively. The fair value was determined based on the quoted price in an over-the-counter market on the last trading day of the reporting period and classified within Level 1 in the fair value hierarchy.

Fair Value of Other Long-term Debt

The fair value of the borrowing outstanding detail in Note 7 approximates the carrying value of the debt due to variable rates that are applicable and no significant change in our credit ratings.

Fair Value of Other Financial Assets and Liabilities

The carrying amounts of other financial assets and liabilities including cash, accounts receivable, accounts payable, and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization or settlement.

Note 5: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes (in thousands):

	February 28, 2023			November 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$280,300	$(157,141)	$123,159	$212,700	$(150,877)	$61,823
Customer-related	468,508	(173,532)	294,976	306,308	(162,341)	143,967
Trademarks and trade names	50,111	(27,304)	22,807	37,611	(26,046)	11,565
Non-compete agreement	2,000	(2,000)	—	2,000	(2,000)	—
Total	$800,919	$(359,977)	$440,942	$558,619	$(341,264)	$217,355

In the first quarter of fiscal years 2023 and 2022, amortization expense related to intangible assets was $19.9 million and $17.2 million, respectively.

Future amortization expense for intangible assets as of February 28, 2023, is as follows (in thousands):

Remainder of 2023	$77,748
2024	90,534
2025	80,024
2026	71,147
2027	46,198
Thereafter	75,291
Total	$440,942

Goodwill

Changes in the carrying amount of goodwill in the three months ended February 28, 2023 are as follows (in thousands):

Balance, November 30, 2022	$671,037
Additions(1)	140,964
Translation adjustments	(142)
Balance, February 28, 2023	$811,859
(1) The additions to goodwill during fiscal year 2023 are related to the acquisition of MarkLogic in February 2023. See Note 6: Business Combinations for additional information.

Note 6: Business Combinations

MarkLogic Acquisition

On February 7, 2023, we completed the acquisition of the parent company of MarkLogic Corporation ("MarkLogic"), pursuant to the Stock Purchase Agreement (the "Purchase Agreement"), dated as of January 3, 2023. The acquisition was completed for a base purchase price of $355.0 million (subject to certain customary adjustments) in cash.

The acquisition consideration for MarkLogic has been preliminarily allocated to MarkLogic’s assets and assumed liabilities based on estimated fair values. The preliminary fair value estimates of the net assets acquired are based upon preliminary calculations and valuations, and those estimates and assumptions are subject to change as we obtain additional information for those estimates during the measurement period (up to one year from the acquisition date).

The preliminary allocation of the purchase price is as follows (in thousands):

	Preliminary Purchase Price Allocation	Life
Net working capital	$49,477
Property, plant and equipment	723
Purchased technology	67,600	7 years
Trade name	12,500	7 years
Customer relationships	162,200	7 years
Other assets, including long-term unbilled receivables	6,172
Deferred taxes	(17,441)
Deferred revenue	(33,116)
Goodwill	140,964
Net assets acquired	$389,079

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

We recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. We believe that the investment value of the future enhancement of our product and solution offerings created as a result of this acquisition has principally contributed to a purchase price that resulted in the recognition of $141.0 million of goodwill, which is not deductible for tax purposes.

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) and certain acquisition restructuring and related charges are not included as a component of consideration transferred but are required to be expensed as incurred. During the three months ended February 28, 2023, we incurred approximately $1.5 million of acquisition-related costs, which are included in acquisition-related expenses on our consolidated statement of operations.

The amount of MarkLogic revenue and related earnings included in the consolidated statements of operations in the period subsequent to acquisition is not material.

Pro Forma Information

The following pro forma financial information presents the combined results of operations of Progress and MarkLogic as if the acquisition had occurred on December 1, 2021, after giving effect to certain pro forma adjustments. The pro forma adjustments reflected herein include only those adjustments that are directly attributable to the MarkLogic acquisition and factually supportable. These pro forma adjustments include: (i) a net increase in amortization expense to record amortization expense relating to the $242.3 million of acquired identifiable intangible assets, (ii) an increase in interest expense to record interest for the period presented as a result of drawing down our revolving line of credit in connection with the acquisition, and (iii) the income tax effect of the adjustments made at the statutory tax rate of the U.S. (approximately 24.5%).

The pro forma financial information does not reflect any adjustments for anticipated expense savings resulting from the acquisition and is not necessarily indicative of the operating results that would have actually occurred had the transaction been consummated on December 1, 2021.

(in thousands, except per share data)	Pro Forma Three Months Ended February 28, 2023	Pro Forma Three Months Ended February 28, 2022
Revenue	$203,076	$165,822
Net income	$32,705	$10,492
Net income per basic share	$0.76	$0.24
Net income per diluted share	$0.74	$0.23

Note 7: Debt

As of February 28, 2023, future maturities of the Company's long-term debt were as follows:

(In thousands)	2026 Notes	Revolving Line of Credit	Term Loan	Total
Remainder of 2023	$—	$—	$5,156	$5,156
2024	—	—	13,750	13,750
2025	—	—	20,625	20,625
2026	360,000	—	20,625	380,625
2027	—	195,000	206,250	401,250
Total face value of long-term debt	360,000	195,000	266,406	821,406
Unamortized discount and issuance costs	(6,841)	—	(2,510)	(9,351)
Less current portion of long-term debt, net	—	—	(7,953)	(7,953)
Long-term debt	$353,159	$195,000	$255,943	$804,102

The revolving line of credit may be borrowed, repaid, and reborrowed until January 25, 2027, at which time all amounts outstanding must be repaid. As of February 28, 2023, there was $195.0 million outstanding under the revolving line of credit.

Note 8: Common Stock Repurchases

In January 2023, our Board of Directors increased the share repurchase authorization by $150.0 million, to an aggregate authorization of 228.0 million. In the three months ended February 28, 2023 and February 28, 2022, we repurchased and retired 0.3 million shares for $15.0 million and 0.6 million shares for $25.0 million, respectively. The shares were repurchased in both periods as part of our Board of Directors authorized share repurchase program. As of February 28, 2023, there was $213.0 million remaining under the current authorization.

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

In 2021, 2022 and 2023, we granted performance-based restricted stock units that include two performance metrics under our Long-Term Incentive Plan ("LTIP") where the performance measurement period is three years. Vesting of the LTIP awards on the 2021, 2022 and 2023 plans are based on the following: (i) 25% is based on our level of attainment of specified TSR targets relative to the percentage appreciation of a specified index of companies for the respective three-year periods, and (ii) 75% is based on achievement of a three-year cumulative operating income target. In order to estimate the fair value of such awards, we used a Monte Carlo Simulation valuation model for the market condition portion of the award, and used the closing price of our common stock on the date of grant for the portion related to the performance condition.

The Black-Scholes and Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. We recognize stock-based compensation expense related to options and restricted stock units on a straight-line basis over the service period of the award, which is generally four years for options and three years for restricted stock units. We recognize stock-based compensation expense related to our employee stock purchase plan using an accelerated attribution method.

The following table provides the classification of stock-based compensation as reflected on our condensed consolidated statements of operations (in thousands):

	Three Months Ended
	February 28, 2023	February 28, 2022
Cost of maintenance and services	$620	$411
Sales and marketing	1,495	1,402
Product development	2,998	2,222
General and administrative	4,639	4,079
Total stock-based compensation	$9,752	$8,114

Note 10: Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss during the three months ended February 28, 2023 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Losses on Investments	Unrealized Gain (Losses) on Hedging Activity	Accumulated Other Comprehensive Loss
Balance, December 1, 2022	$(38,523)	$(61)	$3,349	$(35,235)
Other comprehensive income (loss) before reclassifications, net of tax	1,737	(21)	(127)	1,589
Balance, February 28, 2023	$(36,786)	$(82)	$3,222	$(33,646)

The tax effect on accumulated unrealized gains (losses) on hedging activity and unrealized losses on investments was a tax provision of $1.1 million as of February 28, 2023 and November 30, 2022.

Note 11: Revenue Recognition

Timing of Revenue Recognition

Our revenues are derived from licensing our products, and from related services, which consist of maintenance, hosting services, and consulting and education. Information relating to revenue from external customers by revenue type is as follows (in thousands):

	Three Months Ended
(In thousands)	February 28, 2023	February 28, 2022
Performance obligations transferred at a point in time:
Software licenses	$57,568	$42,750
Performance obligations transferred over time:
Maintenance	92,513	89,963
Services	14,145	12,209
Total revenue	$164,226	$144,922

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

	Three Months Ended
(In thousands)	February 28, 2023	February 28, 2022
North America	$98,828	$78,093
EMEA	53,405	53,702
Latin America	4,189	3,883
Asia Pacific	7,804	9,244
Total revenue	$164,226	$144,922

No single customer, partner, or country outside the U.S. has accounted for more than 10% of our total revenue for the three months ended February 28, 2023 and February 28, 2022.

Contract Balances

Unbilled Receivables and Contract Assets

As of February 28, 2023, billing of our long-term unbilled receivables is expected to occur as follows (in thousands):

2024	$19,453
2025	15,607
2026	12,862
Total	$47,922

Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. We did not have any net contract assets as of February 28, 2023 or November 30, 2022.

Deferred Revenue

Deferred revenue expected to be recognized as revenue more than one year subsequent to the balance sheet date is included in long-term liabilities on the consolidated balance sheets. Our deferred revenue balance is primarily made up of deferred maintenance.

As of February 28, 2023, the changes in net deferred revenue were as follows (in thousands):

Balance, December 1, 2022	$282,440
Billings and other	183,633
Revenue recognized	(164,226)
Balance, February 28, 2023	$301,847

As of February 28, 2023, transaction price allocated to remaining performance obligations was $309 million. We expect to recognize approximately 81% of the revenue within the next year and the remainder thereafter.

Deferred Contract Costs

Certain of our sales incentive programs meet the requirements to be capitalized. Depending upon the sales incentive program and the related revenue arrangement, such capitalized costs are amortized over the longer of (i) the product life, which is generally three to five years; or (ii) the term of the related revenue contract. We determined that a three to five year product life represents the period of benefit that we receive from these incremental costs based on both qualitative and quantitative factors, which include customer contracts, industry norms, and product upgrades. Total deferred contract costs were $8.4 million and $8.8 million as of February 28, 2023 and November 30, 2022, respectively, and are included in other current assets and other assets on our condensed consolidated balance sheets. Amortization of deferred contract costs is included in sales and marketing expense on our condensed consolidated statement of operations and was minimal in all periods presented.

Note 12: Restructuring Charges

The following table provides a summary of activity for our restructuring actions, which are detailed further below (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2022	$3,870	$30	$3,900
Costs incurred	180	1,217	1,397
Cash disbursements	(345)	(144)	(489)
Balance, February 28, 2023	$3,705	$1,103	$4,808

During the first quarter of fiscal year 2023, we restructured our operations in connection with the acquisition of MarkLogic, which resulted in a reduction in redundant positions, primarily within administrative functions.

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2023.

We expect to incur additional expenses as part of this action related to employee costs and facility closures during fiscal year 2023, but we do not expect these costs to be material.

Note 13: Income Taxes

Our effective tax rate was 21% in the first fiscal quarter of both 2023 and 2022. There were no significant discrete tax items in the first fiscal quarter of either 2023 or 2022.

Our federal income tax returns have been examined or are closed by statute for all years prior to fiscal year 2019. Our state income tax returns have been examined or are closed by statute for all years prior to fiscal year 2018.

Tax authorities for certain non-U.S. jurisdictions are also examining returns. With some exceptions, we are generally not subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal year 2017 because they are closed by statute.

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

	Three Months Ended
	February 28, 2023	February 28, 2022
Net income	$23,674	$20,454
Weighted average shares outstanding	43,300	43,981
Basic earnings per common share	$0.55	$0.47

Diluted earnings per common share:
Net income	$23,674	$20,454
Weighted average shares outstanding	43,300	43,981
Effect of dilution from common stock equivalents	1,053	727
Diluted weighted average shares outstanding	44,353	44,708
Diluted earnings per share	$0.53	$0.46

We excluded stock awards representing approximately 340,000 and 1,536,000 shares of common stock from the calculation of diluted earnings per share in the three months ended February 28, 2023 and February 28, 2022, respectively, as these awards were anti-dilutive.

The dilutive impact of the Notes on our calculation of diluted earnings per share is considered using the if-converted method. However, because the principal amount of the Notes must be settled in cash, the dilutive impact of applying the if-converted method is limited to the in-the-money portion, if any, of the Notes. During the three months ended February 28, 2023, we did not include the Notes in our diluted earnings per share calculation because the conversion feature in the Notes was out of the money.

Note 15: Segment Information

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. We make estimates and assumptions in the preparation of our consolidated financial statements that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. However, actual results may differ from these estimates. The most significant estimates relate to revenue recognition and business combinations. For further information regarding the application of these and other accounting policies, see Note 1 to our Consolidated Financial Statements in Item 8 of our 2022 Annual Report.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q may contain information that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended; Section 21E of the Securities Exchange Act of 1934, as amended; and the Private Securities Litigation Reform Act of 1995. Whenever we use words such as "believe," "may," "could," "would," "might," "should," "expect," "intend," "plan," "estimate," "target," "anticipate" and negatives and derivatives of these or similar expressions, or when we make statements concerning future financial results, product offerings or other events that have not yet occurred, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but are not guaranteed to occur and may not occur. Actual future results may differ materially from those contained in or implied by our forward-looking statements due to various factors which are more fully described in Part I, Item 1A. Risk Factors in our 2022 Annual Report. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure you that we have identified all possible issues that we might face. We undertake no obligation to update any forward-looking statements that we make.

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

As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of revenue growth rates on a constant currency basis enhances the understanding of our revenue results and evaluation of our performance in comparison to prior periods. The constant currency information presented is calculated by translating current period results using prior period weighted average foreign currency exchange rates. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP.

Overview

Progress is the trusted provider of the best products to develop, deploy and manage high-impact applications. We enable our customers to develop the applications and experiences they need, deploy where and how they want, and manage it all safely and securely. Progress helps customers drive faster cycles of innovation, fuel momentum and accelerate their path to success.

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

Follow a Total Growth Strategy through Accretive M&A. We are pursuing a total growth strategy driven by accretive acquisitions of businesses within the infrastructure software space, with products that appeal to both IT organizations and individual developers. These acquisitions must meet strict financial and other criteria, which help further our goal to provide significant stockholder returns by providing scale and increased cash flows. In April 2019, we acquired Ipswitch, Inc.; in October 2020, we acquired Chef Software, Inc.; in November 2021, we acquired Kemp Technologies; and in February 2023, we acquired MarkLogic. These acquisitions met our strict financial criteria.

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

Results of Operations

Revenue

	Three Months Ended		% Change
(In thousands)	February 28, 2023	February 28, 2022	As Reported	Constant Currency
Revenue	$164,226	$144,922	13%	15%

Total revenue increased as compared to the same period last year primarily due to increases in our DataDirect product offerings, as well as our acquisition of MarkLogic in the first quarter of fiscal year 2023. These increases were partially offset by decreases in our OpenEdge product offerings, as well as the negative impact of foreign exchange on license and maintenance revenue in our EMEA region.

Software License Revenue

	Three Months Ended		% Change
(In thousands)	February 28, 2023	February 28, 2022	As Reported	Constant Currency
Software licenses	$57,568	$42,750	35%	36%
As a percentage of total revenue	35%	29%

Software license revenue increased as compared to the same period last year primarily due to an increase in our DataDirect product offerings, as well as our acquisition of MarkLogic in the first quarter of fiscal year 2023. These increases were partially offset by a decrease in our OpenEdge product offerings, as well as the negative impact of foreign exchange in our EMEA region.

Maintenance and Services Revenue

	Three Months Ended		% Change
(In thousands)	February 28, 2023	February 28, 2022	As Reported	Constant Currency
Maintenance	$92,513	$89,963	3%	4%
As a percentage of total revenue	56%	62%
Services	14,145	12,209	16%	17%
As a percentage of total revenue	9%	9%
Total maintenance and services revenue	$106,658	$102,172	4%	6%
As a percentage of total revenue	65%	71%

Maintenance revenue increased as compared to the same period last year primarily due to our acquisition of MarkLogic and increased maintenance revenue from our Chef product offerings. Services revenue increased as compared to the same period last year primarily due to increased services revenue from our acquisition of MarkLogic. The maintenance and services increases were partially offset by the negative impact of foreign exchange in our EMEA region.

Revenue by Region

	Three Months Ended		% Change
(In thousands)	February 28, 2023	February 28, 2022	As Reported	Constant Currency
North America	$98,828	$78,093	27%	27%
As a percentage of total revenue	60%	54%
Europe, the Middle East and Africa ("EMEA")	$53,405	$53,702	(1)%	4%
As a percentage of total revenue	32%	37%
Latin America	$4,189	$3,883	8%	5%
As a percentage of total revenue	3%	3%
Asia Pacific	$7,804	$9,244	(16)%	(15)%
As a percentage of total revenue	5%	6%

Total revenue generated in North America increased $20.7 million as compared to the same period last year. The increase was primarily due to increases from our DataDirect product offerings and our acquisition of MarkLogic. The decrease in revenue generated in EMEA was primarily due to a negative impact of foreign exchange, partially offset by our acquisition of MarkLogic and increased revenue from our Chef product offerings. The increase in revenue in Latin America was primarily due to increases in our OpenEdge product offerings. The decreases in revenue generated in Asia Pacific was due to decreases in our OpenEdge product offerings.

In the first three months of fiscal year 2023 revenue generated in markets outside North America represented 40% of total revenue compared to 42% of total revenue on a constant currency basis. In the first three months of fiscal year 2022 revenue generated in markets outside North America represented 46% of total revenue compared to 47% of total revenue on a constant currency basis.

Cost of Software Licenses

	Three Months Ended
(In thousands)	February 28, 2023	February 28, 2022	Change
Cost of software licenses	$2,452	$2,609	$(157)	(6)%
As a percentage of software license revenue	4%	6%
As a percentage of total revenue	1%	2%

Cost of software licenses consists primarily of costs of inventories, royalties, electronic software distribution, duplication, and packaging. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of Maintenance and Services

	Three Months Ended
(In thousands)	February 28, 2023	February 28, 2022	Change
Cost of maintenance and services	$17,501	$15,145	$2,356	16%
As a percentage of maintenance and services revenue	16%	15%
As a percentage of total revenue	11%	10%
Components of cost of maintenance and services:
Personnel related costs	$13,143	$10,804	$2,339	22%
Contractors and outside services	2,700	2,968	(268)	(9)%
Hosting and other	1,658	1,373	285	21%
Total cost of maintenance and services	$17,501	$15,145	$2,356	16%

Cost of maintenance and services consists primarily of costs of providing customer support, consulting, and education. The increase year over year was primarily due to increased headcount and hosting costs resulting from our acquisition of MarkLogic, partially offset by decreased contractors and outside services costs.

Amortization of Intangibles

	Three Months Ended
(In thousands)	February 28, 2023	February 28, 2022	% Change
Amortization of intangibles	$6,264	$5,458	15%
As a percentage of total revenue	4%	4%

Amortization of intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. The increase year over year is due to the acquisition of MarkLogic.

Gross Profit

	Three Months Ended
(In thousands)	February 28, 2023	February 28, 2022	% Change
Gross profit	$138,009	$121,710	13%
As a percentage of total revenue	84%	84%

Our gross profit increased primarily due to the increase in revenue and the decrease in costs of software licenses, offset by the increases in costs of maintenance and services and the amortization of intangibles, each as described above.

Sales and Marketing

	Three Months Ended
(In thousands)	February 28, 2023	February 28, 2022	Change
Sales and marketing	$33,754	$33,469	$285	1%
As a percentage of total revenue	21%	23%
Components of sales and marketing:
Personnel related costs	$29,994	$28,395	$1,599	6%
Contractors and outside services	695	820	(125)	(15)%
Marketing programs and other	3,065	4,254	(1,189)	(28)%
Total sales and marketing	$33,754	$33,469	$285	1%

Sales and marketing expenses increased primarily due to increased personnel related costs associated with our acquisition of MarkLogic, offset by decreases in marketing and sales events costs and contractors and outside services costs.

Product Development

	Three Months Ended
(In thousands)	February 28, 2023	February 28, 2022	Change
Product development costs	$30,438	$28,673	$1,765	6%
As a percentage of total revenue	19%	20%
Components of product development costs:
Personnel related costs	$29,603	$27,479	$2,124	8%
Contractors and outside services	673	1,018	(345)	(34)%
Other product development costs	162	176	(14)	(8)%
Total product development costs	$30,438	$28,673	$1,765	6%

Product development expenses increased primarily due to increased personnel related costs associated with our acquisition of MarkLogic, partially offset by decreased contractors and outside services costs.

General and Administrative

	Three Months Ended
(In thousands)	February 28, 2023	February 28, 2022	Change
General and administrative	$18,786	$16,991	$1,795	11%
As a percentage of total revenue	11%	12%
Components of general and administrative:
Personnel related costs	$16,135	$14,051	$2,084	15%
Contractors and outside services	2,387	2,067	320	15%
Other general and administrative costs	264	873	(609)	(70)%
Total cost of general and administrative	$18,786	$16,991	$1,795	11%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased primarily due to higher personnel costs associated with our acquisition of MarkLogic, as well as an increase in contractors and outside services costs, partially offset by a decrease in other general and administrative costs.

Amortization of Intangibles

	Three Months Ended
(In thousands)	February 28, 2023	February 28, 2022	% Change
Amortization of intangibles	$13,611	$11,722	16%
As a percentage of total revenue	8%	8%

Amortization of intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of intangibles increased due to the addition of MarkLogic intangible assets, as discussed above.

Cyber Incident

	Three Months Ended
(In thousands)	February 28, 2023	February 28, 2022	% Change
Cyber incident	$2,692	$—	*
As a percentage of total revenue	2%	—%
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

Restructuring Expenses

	Three Months Ended
(In thousands)	February 28, 2023	February 28, 2022	% Change
Restructuring expenses	$1,397	$511	173%
As a percentage of total revenue	1%	—%

Restructuring expenses recorded in the first quarter of fiscal year 2023 relate to the restructuring activities that occurred in the first and fourth quarters of fiscal years 2023 and 2020, respectively, resulting from the acquisitions of MarkLogic and Chef, respectively. Restructuring expenses recorded in the first quarter of fiscal year 2022 are comprised mostly of costs related to the acquisition of Kemp and the Chef restructuring action of 2020. See the Liquidity and Capital Resources section of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition-Related Expenses

	Three Months Ended
(In thousands)	February 28, 2023	February 28, 2022	% Change
Acquisition-related expenses	$1,743	$912	91%
As a percentage of total revenue	1%	1%

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs consist of professional service fees, including third-party legal and valuation-related fees. Acquisition-related expenses increased due to our acquisition of MarkLogic, as well as our pursuit of other acquisition opportunities. Acquisition-related expenses in the same periods of fiscal year 2022 were primarily related to the acquisition of Kemp as well as our pursuit of other acquisition opportunities.

Income from Operations

	Three Months Ended
(In thousands)	February 28, 2023	February 28, 2022	% Change
Income from operations	$35,588	$29,432	21%
As a percentage of total revenue	22%	20%

Income from operations increased in the first quarter of fiscal year 2023 due to increased revenue, offset by an increase in costs of revenue and operating expenses as shown above.

Other (Expense) Income, Net

	Three Months Ended
(In thousands)	February 28, 2023	February 28, 2022	% Change
Interest expense	$(5,848)	$(3,703)	58%
Interest income and other, net	515	589	(13)%
Foreign currency loss, net	(331)	(366)	(10)%
Total other expense, net	$(5,664)	$(3,480)	63%
As a percentage of total revenue	3%	2%

Other expense, net, increased in the first quarter of fiscal year 2023 as compared to the same period last year primarily due to increased interest expense on our term loan and our revolving line of credit, which we drew on to fund part of our acquisition of MarkLogic. Interest income and other, net, decreased slightly due to the timing of grant income recognition. Foreign currency loss decreased in the first quarter of fiscal year 2023.

Provision for Income Taxes

	Three Months Ended
(In thousands)	February 28, 2023	February 28, 2022	% Change
Provision for income taxes	$6,250	$5,498	14%
As a percentage of income before income taxes	21%	21%

Our effective tax rate was 21% in the first fiscal quarter of both 2023 and 2022. There were no significant discrete tax items in the first fiscal quarter of either 2023 or 2022.

Net Income

	Three Months Ended
(In thousands)	February 28, 2023	February 28, 2022	% Change
Net income	$23,674	$20,454	16%
As a percentage of total revenue	14%	14%

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

Our ARR was $569.0 million and $472.0 million as of February 28, 2023 and 2022, respectively, which is an increase of 20% year-over-year. The growth in our ARR is primarily driven by the acquisition of MarkLogic.

Net Retention Rate

We calculate net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end ("Prior Period ARR"). We then calculate the ARR from these same customers as of the current period end ("Current Period ARR"). Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the net retention rate. Net retention rate is not calculated in accordance with GAAP.

Our net retention rates have generally ranged between 101% and 102% for all periods presented. Our high net retention rates illustrate our predictable and durable top line performance.

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	February 28, 2023	November 30, 2022
Cash and cash equivalents	$107,981	$256,277
Short-term investments	14,944	—
Total cash, cash equivalents and short-term investments	$122,925	$256,277

The decrease in cash, cash equivalents and short-term investments of $133.4 million from the end of fiscal year 2022 was due cash outflows of $355.8 million for cash paid for acquisitions, net of cash acquired, repurchases of common stock of $15.0 million, dividend payments of $8.0 million, payments of debt obligations of $1.7 million, and purchases of property and equipment of $0.4 million. These cash outflows were offset by proceeds from the issuance of debt of $195.0 million, cash inflows from operations of $46.8 million, $4.5 million in cash received from the issuance of common stock, and the effect of exchange rates on cash of $1.2 million. Except as described below, there are no limitations on our ability to access our cash, cash equivalents and short-term investments.

As of February 28, 2023, $75.5 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries. Foreign cash includes unremitted foreign earnings, which are invested indefinitely outside of the U.S. As such, it is not available to fund our domestic operations. If we were to repatriate these earnings, we may be subject to income tax withholding in certain tax jurisdictions and a portion of the repatriated earnings may be subject to U.S. income tax. However, we do not anticipate that this would have a material adverse impact on our liquidity.

Share Repurchase Program

In January 2023, our Board of Directors increased our share repurchase authorization by $150 million, to an aggregate authorization of $228.0 million. In the three months ended February 28, 2023 and February 28, 2022, we repurchased and retired 0.3 million shares for $15.0 million and 0.6 million shares for $25.0 million, respectively. The shares were repurchased in both periods as part of our Board of Directors authorized share repurchase program. As of February 28, 2023, there was $213.0 million remaining under the current authorization.

Dividends

On March 17, 2023, our Board of Directors declared a quarterly dividend of $0.175 per share of common stock, which will be paid on June 15, 2023 to stockholders of record as of the close of business on June 1, 2023. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Restructuring Activities

See Note 12 to the condensed consolidated financial statements.

Long-term Debt and Credit Facility

See Note 7 to the condensed consolidated financial statements.

Cash Flows From Operating Activities

	Three Months Ended
(In thousands)	February 28, 2023	February 28, 2022
Net income	$23,674	$20,454
Non-cash reconciling items included in net income	27,687	31,774
Changes in operating assets and liabilities	(4,594)	(8,135)
Net cash flows from operating activities	$46,767	$44,093

In the first three months of fiscal year 2023, operating cash flows increased as a result of higher billings and collections, partially offset by higher operating expenses as compared to the same period in 2022. Our gross accounts receivable as of

February 28, 2023, increased by $4.5 million from the end of fiscal year 2022 and our days sales outstanding (DSO) in accounts receivable decreased to 42 days from 52 days in the first fiscal quarter of 2022 due to the timing of billings and collections.

Cash Flows From Investing Activities

	Three Months Ended
(In thousands)	February 28, 2023	February 28, 2022
Net investment activity	$(14,862)	$300
Purchases of property and equipment	(385)	(831)
Payments for acquisitions, net of cash acquired	(355,821)	—
Net cash flows from investing activities	$(371,068)	$(531)

Net cash outflows and inflows of our net investment activity are generally a result of the timing of our purchases and maturities of securities, which are classified as cash equivalents or short-term securities. In the first quarter of fiscal year 2023 had payments for acquisitions net of cash acquired of $355.8 million. We also purchased $0.4 million of property and equipment in the first three months of fiscal year 2023, as compared to $0.8 million in the first three months of fiscal year 2022.

Cash Flows From (Used in) Financing Activities

	Three Months Ended
(In thousands)	February 28, 2023	February 28, 2022
Proceeds from stock-based compensation plans	$9,357	$4,094
Repurchases of common stock	(15,000)	(25,000)
Proceeds from the issuance of debt	195,000	7,474
Payment of debt issuance costs	—	(1,957)
Payment of principal on long-term debt	(1,719)	(1,719)
Dividend payments to stockholders	(8,023)	(7,784)
Other financing activities	(4,817)	(3,139)
Net cash flows from (used in) financing activities	$174,798	$(28,031)

During the first three months of fiscal year 2023, we received $195.0 million in net proceeds from the issuance of debt. During the first three months of fiscal year 2022, we received $7.5 million in net proceeds from the issuance of debt in connection with our amended term loan. We received $9.4 million from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $4.1 million in the first three months of fiscal year 2022. Further, we repurchased $15.0 million of our common stock under our share repurchase plan compared to $25.0 million in the same period of the prior year. We also made payments on our long-term debt of $1.7 million in the first three months of both fiscal year 2023 and 2022. Finally, we made dividend payments of $8.0 million to our stockholders during the first three months of fiscal year 2023 and $7.8 million in the first three months of fiscal year 2022.

Liquidity Outlook

Cash from operations in fiscal year 2023 could be affected by various risks and uncertainties, including, but not limited to, the effects of various risks detailed in Part I, Item 1A. Risk Factors in our 2022 Annual Report which have led to increased disruption and volatility in capital markets and credit markets that could adversely affect our liquidity and capital resources in the future. However, based on our current business plan, we believe that existing cash balances, together with funds generated from operations and amounts available under our Credit Facility, will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months. We do not contemplate a need for any foreign repatriation of the earnings which are deemed invested indefinitely outside of the U.S. Our foreseeable cash needs include capital expenditures, acquisitions, debt repayments, quarterly cash dividends, share repurchases, lease commitments, restructuring obligations and other long-term obligations.

Legal and Other Regulatory Matters

See discussion regarding legal and other regulatory matters in Part II, Item 1. Legal Proceedings.

Recent Accounting Pronouncements

Refer to Note 1 - Nature of Business and Basis of Presentation (Part I, Item 1 of this Form 10-Q) for further discussion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the first quarter of fiscal year 2023, with the exception of drawing down on our revolving line of credit as described in Note 7, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our 2022 Annual Report, for a more complete discussion of the market risks we encounter.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Our management maintains disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act") that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), as appropriate, to allow for timely decisions regarding required disclosure.

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

The Company acquired MarkLogic on February 7, 2023. Management excluded MarkLogic from its assessment of the effectiveness of the Company’s disclosure controls as of February 28, 2023. MarkLogic represented, in aggregate, approximately 4% of the Company’s total consolidated assets (excluding goodwill and intangibles) and approximately 3% of total consolidated revenues, as of and for the three months ended February 28, 2023.

(b) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended February 28, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the fiscal quarter ended February 28, 2023 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. In addition to the information provided in this report, please refer to Part I, Item 1A. Risk Factors in our 2022 Annual Report for a more complete discussion regarding certain factors that could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

Information related to the repurchases of our common stock by month in the first quarter of fiscal year 2023 is as follows (in thousands, except per share and share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
December 2022	—	$—	—	$77,959
January 2023	—	—	—	227,959
February 2023	265,840	56.40	265,840	212,959
Total	265,840	$56.40	265,840	$212,959

(1)On January 10, 2023, our Board of Directors increased the share repurchase authorization by 150.0 million, to an aggregate authorization of $228.0 million. As of February 28, 2023, there was $213.0 million remaining under this authorization.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.1*†	2023 Fiscal Year Compensation Plan for Non-Employee Directors

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Yogesh K. Gupta

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Anthony Folger

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101*	The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three months ended February 28, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of February 28, 2023 and November 30, 2022; (ii) Condensed Consolidated Statements of Income for the three months ended February 28, 2023 and 2022; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended February 28, 2023 and 2022; (iv) Condensed Consolidated Statements of Stockholders' Equity for the three months ended February 28, 2023 and 2022; (v) Condensed Consolidated Statements of Cash Flows for the three months ended February 28, 2023 and 2022; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
†	Indicates management compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	April 7, 2023	/s/ YOGESH K. GUPTA
Yogesh K. Gupta
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	April 7, 2023	/s/ ANTHONY FOLGER
Anthony Folger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	April 7, 2023	/s/ DOMENIC LOCOCO
Domenic LoCoco
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)