Form 10-Q
period 2023-05-31
PROGRESS SOFTWARE CORP /MA
filed 2023-07-07
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of June 29, 2023, there were 43,365,973 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(In thousands, except share data)	May 31, 2023	November 30, 2022
Assets
Current assets:
Cash and cash equivalents	$125,531	$256,277
Accounts receivable (less allowances of $701 and $859, respectively)	87,183	97,834
Unbilled receivables	32,958	29,158
Other current assets	35,410	42,784
Total current assets	281,082	426,053
Long-term unbilled receivables	38,727	39,936
Property and equipment, net	14,655	14,927
Intangible assets, net	404,515	217,355
Goodwill	825,944	671,037
Right-of-use lease assets	23,396	17,574
Deferred tax assets	4,374	11,765
Other assets	9,192	12,832
Total assets	$1,601,885	$1,411,479
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt, net	$9,671	$6,234
Accounts payable	7,162	9,282
Accrued compensation and related taxes	34,258	42,467
Dividends payable to stockholders	8,192	8,115
Short-term operating lease liabilities	10,090	7,471
Other accrued liabilities	26,514	16,765
Short-term deferred revenue, net	227,607	227,670
Total current liabilities	323,494	318,004
Long-term debt, net	422,666	259,220
Convertible senior notes, net	353,696	352,625
Long-term operating lease liabilities	17,654	15,041
Long-term deferred revenue, net	56,030	54,770
Deferred tax liabilities	4,547	4,628
Other noncurrent liabilities	4,983	8,687
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized, 10,000,000 shares; issued, none	—	—
Common stock, $0.01 par value; authorized, 200,000,000 shares; issued and outstanding, 43,357,557 shares in 2023 and 43,257,008 shares in 2022	436	433
Additional paid-in capital	347,101	331,650
Retained earnings	103,995	101,656
Accumulated other comprehensive loss	(32,717)	(35,235)
Total stockholders’ equity	418,815	398,504
Total liabilities and stockholders’ equity	$1,601,885	$1,411,479
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Revenue:
Software licenses	$56,407	$44,814	$113,975	$87,564
Maintenance and services	121,844	103,933	228,502	206,105
Total revenue	178,251	148,747	342,477	293,669
Costs of revenue:
Cost of software licenses	2,814	2,583	5,266	5,192
Cost of maintenance and services	22,970	15,801	40,471	30,946
Amortization of acquired intangibles	7,994	5,573	14,258	11,031
Total costs of revenue	33,778	23,957	59,995	47,169
Gross profit	144,473	124,790	282,482	246,500
Operating expenses:
Sales and marketing	40,147	32,704	73,901	66,173
Product development	34,820	28,643	65,258	57,316
General and administrative	21,469	19,207	40,255	36,198
Amortization of acquired intangibles	17,546	11,892	31,157	23,614
Cyber incident and vulnerability response expenses, net	1,483	—	4,175	—
Restructuring expenses	3,990	143	5,387	654
Acquisition-related expenses	1,991	2,736	3,734	3,648
Gain on sale of assets held for sale	—	(10,770)	—	(10,770)
Total operating expenses	121,446	84,555	223,867	176,833
Income from operations	23,027	40,235	58,615	69,667
Other (expense) income:
Interest expense	(8,514)	(3,656)	(14,362)	(7,359)
Interest income and other, net	592	155	1,107	744
Foreign currency loss, net	(496)	111	(827)	(255)
Total other expense, net	(8,418)	(3,390)	(14,082)	(6,870)
Income before income taxes	14,609	36,845	44,533	62,797
Provision for income taxes	2,519	7,735	8,769	13,233
Net income	$12,090	$29,110	$35,764	$49,564
Earnings per share:
Basic	$0.28	$0.67	$0.83	$1.13
Diluted	$0.27	$0.66	$0.81	$1.11
Weighted average shares outstanding:
Basic	43,343	43,575	43,321	43,778
Diluted	44,470	44,253	44,411	44,480

Cash dividends declared per common share	$0.175	$0.175	$0.350	$0.350
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
(In thousands)	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Net income	$12,090	$29,110	$35,764	$49,564
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,720	(5,104)	3,457	(3,323)
Unrealized gain on hedging activity, net of tax benefit of $250 and $295 for the second quarter and first six months of 2023, respectively and net of tax provision of $643 and $1,165 for the second quarter and first six months of 2022, respectively	(812)	2,038	(939)	3,691
Unrealized loss on investments, net of tax benefit of $4 and $0 for the second quarter and first six months of 2023, respectively and net of a tax benefit of $1 and $4 for the second quarter and first six months of 2022, respectively	21	(5)	—	(12)
Total other comprehensive income, net of tax	929	(3,071)	2,518	356
Comprehensive income	$13,019	$26,039	$38,282	$49,920

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders’ Equity

	Six Months Ended May 31, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2022	43,257	$433	$331,650	$101,656	$(35,235)	$398,504
Issuance of stock under employee stock purchase plan	145	2	5,268	—	—	5,270
Exercise of stock options	260	3	10,766	—	—	10,769
Vesting of restricted stock units and release of deferred stock units	378	4	(4)	—	—	—
Withholding tax payments related to net issuance of RSUs	(147)	(1)	(8,100)	—	—	(8,101)
Stock-based compensation	—	—	20,039	—	—	20,039
Dividends declared	—	—	—	(15,948)	—	(15,948)
Treasury stock repurchases and retirements	(535)	(5)	(12,518)	(17,477)	—	(30,000)
Net income	—	—	—	35,764	—	35,764
Other comprehensive income	—	—	—	—	2,518	2,518
Balance, May 31, 2023	43,358	$436	$347,101	$103,995	$(32,717)	$418,815

	Three Months Ended May 31, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, March 1, 2023	43,307	$433	$338,370	$108,286	$(33,646)	$413,443
Issuance of stock under employee stock purchase plan	95	1	3,482	—	—	3,483
Exercise of stock options	119	2	4,764	—	—	4,766
Vesting of restricted stock units and release of deferred stock units	163	2	(2)	—	—	—
Withholding tax payments related to net issuance of RSUs	(57)	—	(3,284)	—	—	(3,284)
Stock-based compensation	—	—	10,287	—	—	10,287
Dividends declared	—	—	—	(7,899)	—	(7,899)
Treasury stock repurchases and retirements	(269)	(2)	(6,516)	(8,482)	—	(15,000)
Net income	—	—	—	12,090	—	12,090
Other comprehensive income	—	—	—	—	929	929
Balance, May 31, 2023	43,358	$436	$347,101	$103,995	$(32,717)	$418,815

	Six Months Ended May 31, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2021	44,146	$441	$354,235	$90,256	$(32,443)	$412,489
Cumulative effect of adoption of ASU 2020-06	—	—	(47,456)	4,893	—	(42,563)
Issuance of stock under employee stock purchase plan	178	2	5,211	—	—	5,213
Exercise of stock options	60	1	2,235	—	—	2,236
Vesting of restricted stock units and release of deferred stock units	188	2	(2)	—	—	—
Withholding tax payments related to net issuance of RSUs	—	—	(5,405)	—	—	(5,405)
Stock-based compensation	—	—	17,471	—	—	17,471
Dividends declared	—	—	—	(15,742)	—	(15,742)
Treasury stock repurchases and retirements	(1,118)	(11)	(16,376)	(35,086)	—	(51,473)
Net income	—	—	—	49,564	—	49,564
Other comprehensive income	—	—	—	—	356	356
Balance, May 31, 2022	43,454	$435	$309,913	$93,885	$(32,087)	$372,146

	Three Months Ended May 31, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, March 1, 2022	43,766	$438	$303,240	$93,661	$(29,016)	$368,323
Issuance of stock under employee stock purchase plan	115	1	3,385	—	—	3,386
Exercise of stock options	41	1	1,600	—	—	1,601
Vesting of restricted stock units and release of deferred stock units	98	1	(1)	—	—	—
Withholding tax payments related to net issuance of RSUs	—	—	(2,266)	—	—	(2,266)
Stock-based compensation	—	—	9,357	—	—	9,357
Dividends declared	—	—	—	(7,821)	—	(7,821)
Treasury stock repurchases and retirements	(566)	(6)	(5,402)	(21,065)	—	(26,473)
Net income	—	—	—	29,110	—	29,110
Other comprehensive loss	—	—	—	—	(3,071)	(3,071)
Balance, May 31, 2022	43,454	$435	$309,913	$93,885	$(32,087)	$372,146

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
(In thousands)	May 31, 2023	May 31, 2022
Cash flows from operating activities:
Net income	$35,764	$49,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,171	2,432
Amortization of acquired intangibles and other	45,298	35,111
Amortization of debt discount and issuance costs on Notes	1,071	1,054
Stock-based compensation	20,039	17,471
Non-cash lease expense	4,707	4,033
Loss on disposal of long-lived assets, net	—	8
Gain on sale of assets held for sale	—	(10,770)
Deferred income taxes	(11,036)	1,735
Allowances for bad debt and sales credits	173	339
Changes in operating assets and liabilities:
Accounts receivable	36,685	19,894
Other assets	13,066	6,833
Inventories	1,496	738
Accounts payable and accrued liabilities	(18,822)	(20,330)
Lease liabilities	(5,138)	(4,337)
Income taxes payable	2,177	(200)
Deferred revenue, net	(33,933)	8,778
Net cash flows from operating activities	94,718	112,353
Cash flows (used in) from investing activities:
Purchases of investments	(15,262)	—
Sales and maturities of investments	15,700	900
Purchases of property and equipment	(1,969)	(1,979)
Payments for acquisitions, net of cash acquired	(356,096)	—
Proceeds from sale of long-lived assets, net	—	25,998
Net cash flows (used in) from investing activities	(357,627)	24,919
Cash flows from (used in) financing activities:
Proceeds from stock-based compensation plans	16,365	7,771
Payments for taxes related to net share settlements of equity awards	(8,101)	(5,405)
Repurchases of common stock	(30,000)	(51,473)
Dividend payments to stockholders	(15,871)	(15,573)
Proceeds from the issuance of debt	195,000	7,474
Repayment of revolving line of credit	(25,000)	—
Principal payment on term loan	(3,437)	(3,435)
Payment of debt issuance costs	—	(1,957)
Net cash flows from (used in) financing activities	128,956	(62,598)
Effect of exchange rate changes on cash and cash equivalents	3,207	(5,217)
Net (decrease) increase in cash and cash equivalents	(130,746)	69,457
Cash and cash equivalents, beginning of period	256,277	155,406
Cash and cash equivalents, end of period	$125,531	$224,863

Condensed Consolidated Statements of Cash Flows, continued

	Six Months Ended
	May 31, 2023	May 31, 2022
Supplemental disclosure:
Cash paid for income taxes, net of refunds of $841 in 2023 and $364 in 2022	$5,953	$4,982
Cash paid for interest	$10,796	$3,291
Non-cash investing and financing activities:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$23,077	$18,204
Dividends declared and unpaid	$8,192	$8,094
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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements
Reference Rate Reform

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"), as amended in December 2022 by Accounting Standards Update No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 ("ASU 2022-06"). ASU 2020-04 provides guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying GAAP to contracts, hedging relationships and other transactions impacted by reference rate reform. The provisions apply only to those transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to reference rate reform. The Company adopted ASU 2020-04 in June 2023, in connection with the amendment of its interest rate swap agreement to implement certain changes in the reference rate from LIBOR to the Secured Overnight Financing Rate ("SOFR"). The application of this expedient preserves the cash flow hedge designation of the interest rate swaps and presentation consistent with past presentation and did not have a material impact on our consolidated financial statements.

Note 2: Cash and Cash Equivalents

A summary of our cash and cash equivalents at May 31, 2023 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$125,422	$—	$—	$125,422
Money market funds	109	—	—	109
Total	$125,531	$—	$—	$125,531

A summary of our cash and cash equivalents at November 30, 2022 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$229,023	$—	$—	$229,023
Money market funds	27,254	—	—	27,254
Total	$256,277	$—	$—	$256,277

There were no debt securities by contractual maturity due after one year as of May 31, 2023.

Note 3: Derivative Instruments

Cash Flow Hedge

On July 9, 2019, we entered into an interest rate swap contract with an initial notional amount of $150.0 million to manage the variability of cash flows associated with approximately one-half of our variable rate debt. The contract matures on April 30, 2024 and requires periodic interest rate settlements. Under this interest rate swap contract, we receive a floating rate based on the greater of 1-month LIBOR or 0.00%, and pay a fixed rate of 1.855% on the outstanding notional amount. In June 2023, the interest rate swap agreement was amended to implement certain changes in the reference rate from LIBOR to SOFR.

We have designated the interest rate swap as a cash flow hedge and assess the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. To the extent that the interest rate swap is highly effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative are included as a component of other comprehensive loss on our condensed consolidated balance sheets. Although we have determined at the onset of the hedge that the interest rate swap will be a highly effective hedge throughout the term of the contract, any portion of the fair value swap subsequently determined to be ineffective will be recognized in earnings. As of May 31, 2023, the fair value of the hedge was a gain of $3.2 million, which was included in other current assets on our condensed consolidated balance sheets. The net amount of accumulated other comprehensive loss reclassified to interest expense during the six months ended May 31, 2023 and May 31, 2022 was a decrease of $1.6 million and an increase of $1.0 million, respectively.

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

	May 31, 2023		November 30, 2022
	Notional Value	Fair Value	Notional Value	Fair Value
Interest rate swap contracts designated as cash flow hedges	$112,500	$3,173	$120,000	$4,407

Forward Contracts

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on intercompany accounts receivable and loans receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries.

All forward contracts are recorded at fair value on the consolidated balance sheets at the end of each reporting period and generally expire between 30 days and 2 years from the date the contract was entered. At May 31, 2023, $2.9 million was recorded in other accrued liabilities on our condensed consolidated balance sheets. At November 30, 2022, $3.1 million and $0.1 million were recorded in other noncurrent liabilities and other current assets, respectively, on our condensed consolidated balance sheets.

In the three and six months ended May 31, 2023, realized and unrealized gains of $1.1 million and $1.6 million, respectively, from our forward contracts were recognized in foreign currency loss, net, on our condensed consolidated statements of operations. In the three and six months ended May 31, 2022, realized and unrealized losses of $3.9 million and $3.6 million, respectively, from our forward contracts were recognized in foreign currency loss, net, on our condensed consolidated statements of operations. These gains and losses were substantially offset by realized and unrealized gains and losses in the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	May 31, 2023		November 30, 2022
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$78,643	$(2,919)	$74,578	$(2,995)
Forward contracts to purchase U.S. dollars	478	4	544	(5)
Total	$79,121	$(2,915)	$75,122	$(3,000)

Note 4: Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at May 31, 2023 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$109	$109	$—	$—
Interest rate swap	3,173	—	3,173	—
Liabilities
Foreign exchange derivatives	$(2,915)	$—	$(2,915)	$—

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

Assets and Liabilities Not Carried at Fair Value

Fair Value of the Convertible Senior Notes

The fair value of our Convertible Senior Notes, with a carrying value of $353.7 million and $352.6 million, was $404.1 million and $376.0 million as of May 31, 2023 and November 30, 2022, respectively. The fair value was determined based on the quoted price in an over-the-counter market on the last trading day of the reporting period and classified within Level 1 in the fair value hierarchy.

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

Note 5: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes (in thousands):

	May 31, 2023			November 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$280,000	$(165,135)	$114,865	$212,700	$(150,877)	$61,823
Customer-related	457,608	(189,183)	268,425	306,308	(162,341)	143,967
Trademarks and trade names	50,111	(28,886)	21,225	37,611	(26,046)	11,565
Non-compete agreement	—	—	—	2,000	(2,000)	—
Total	$787,719	$(383,204)	$404,515	$558,619	$(341,264)	$217,355

In the three and six months ended May 31, 2023, amortization expense related to intangible assets was $25.5 million and $45.4 million, respectively. In the three and six months ended May 31, 2022, amortization expense related to intangible assets was $17.5 million and $34.6 million, respectively.

Future amortization expense for intangible assets as of May 31, 2023, is as follows (in thousands):

Remainder of 2023	$50,970
2024	88,934
2025	78,424
2026	69,453
2027	44,598
Thereafter	72,136
Total	$404,515

Goodwill

Changes in the carrying amount of goodwill in the six months ended May 31, 2023 are as follows (in thousands):

Balance, November 30, 2022	$671,037
Additions(1)	154,899
Translation adjustments	8
Balance, May 31, 2023	$825,944
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

The allocation of the purchase price is as follows (in thousands):

	Initial Purchase Price Allocation	Measurement Period Adjustments	Adjusted Purchase Price Allocation	Life
Net working capital	$49,477	$(799)	$48,678
Property, plant and equipment	723	—	723
Purchased technology	67,600	(300)	67,300	7 years
Trade name	12,500	—	12,500	7 years
Customer relationships	162,200	(10,900)	151,300	7 years
Other assets, including long-term unbilled receivables	6,172	(704)	5,468
Deferred taxes	(17,441)	(957)	(18,398)
Deferred revenue	(33,116)	—	(33,116)
Goodwill	140,964	13,935	154,899
Net assets acquired	$389,079	$275	$389,354

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

We recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. We believe that the investment value of the future enhancement of our product and solution offerings created as a result of this acquisition has principally contributed to a purchase price that resulted in the recognition of $154.9 million of goodwill, which is not deductible for tax purposes.

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) and certain acquisition restructuring and related charges are not included as a component of consideration transferred but are required to be expensed as incurred. During the three and six months ended May 31, 2023, we incurred approximately $2.1 million and $3.5 million, respectively, of acquisition-related costs, which are included in acquisition-related expenses on our consolidated statement of operations.

The amount of revenue of MarkLogic included in our consolidated statement of operations during the three and six months ended May 31, 2023, was approximately $25.3 million and $30.3 million, respectively. We determined that disclosing the amount of MarkLogic related earnings included in the consolidated statement of operations is impracticable, as certain operations of MarkLogic were integrated into the operations of the Company from the date of acquisition.

Pro Forma Information

The following pro forma financial information presents the combined results of operations of Progress and MarkLogic as if the acquisition had occurred on December 1, 2021, after giving effect to certain pro forma adjustments. The pro forma adjustments reflected herein include only those adjustments that are directly attributable to the MarkLogic acquisition and factually supportable. These pro forma adjustments include: (i) a net increase in amortization expense to record amortization expense relating to the $231.1 million of acquired identifiable intangible assets, (ii) an increase in interest expense to record interest for the period presented as a result of drawing down our revolving line of credit in connection with the acquisition, and (iii) the income tax effect of the adjustments made at the statutory tax rate of the U.S. (approximately 24.5%).

The pro forma financial information does not reflect any adjustments for anticipated expense savings resulting from the acquisition and is not necessarily indicative of the operating results that would have actually occurred had the transaction been consummated on December 1, 2021.

(in thousands, except per share data)	Pro Forma Three Months Ended May 31, 2022
Revenue	$171,111
Net income	$21,580
Net income per basic share	$0.50
Net income per diluted share	$0.49

(in thousands, except per share data)	Pro Forma Six Months Ended May 31, 2023	Pro Forma Six Months Ended May 31, 2022
Revenue	$381,327	$336,933
Net income	$44,996	$32,375
Net income per basic share	$1.04	$0.74
Net income per diluted share	$1.01	$0.73

Note 7: Debt

As of May 31, 2023, future maturities of the Company's long-term debt were as follows:

(In thousands)	2026 Notes	Revolving Line of Credit	Term Loan	Total
Remainder of 2023	$—	$—	$3,438	$3,438
2024	—	—	13,750	13,750
2025	—	—	20,625	20,625
2026	360,000	—	20,625	380,625
2027	—	170,000	206,250	376,250
Total face value of long-term debt	360,000	170,000	264,688	794,688
Unamortized discount and issuance costs	(6,304)	—	(2,351)	(8,655)
Less current portion of long-term debt, net	—	—	(9,671)	(9,671)
Long-term debt	$353,696	$170,000	$252,666	$776,362

The revolving line of credit has a term that ends on January 25, 2027, at which time all amounts outstanding must be repaid. During February 2023, we partially funded our acquisition of MarkLogic by drawing down $195.0 million under the revolving line of credit. As of May 31, 2023, there was $170.0 million outstanding under the revolving line of credit.

Note 8: Common Stock Repurchases

In January 2023, our Board of Directors increased the share repurchase authorization by $150.0 million, to an aggregate authorization of $228.0 million. In the three months ended May 31, 2023 and May 31, 2022, we repurchased and retired 0.3 million shares for $15.0 million and 0.6 million shares for $26.5 million, respectively. In the six months ended May 31, 2023 and May 31, 2022, we repurchased and retired 0.5 million shares for $30.0 million and 1.1 million shares for $51.5 million, respectively. The shares were repurchased in both periods as part of our Board of Directors authorized share repurchase program. As of May 31, 2023, there was $198.0 million remaining under the current authorization.

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

The following table provides the classification of stock-based compensation as reflected on our condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Cost of maintenance and services	$729	$472	$1,349	$883
Sales and marketing	1,769	690	3,264	2,092
Product development	3,049	2,740	6,047	4,962
General and administrative	4,740	5,455	9,379	9,534
Total stock-based compensation	$10,287	$9,357	$20,039	$17,471

Note 10: Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss during the six months ended May 31, 2023 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Losses on Investments	Unrealized Gain (Losses) on Hedging Activity	Accumulated Other Comprehensive Loss
Balance, December 1, 2022	$(38,523)	$(61)	$3,349	$(35,235)
Other comprehensive income (loss) before reclassifications, net of tax	3,457	—	(939)	2,518
Balance, May 31, 2023	$(35,066)	$(61)	$2,410	$(32,717)

The tax effect on accumulated unrealized gains (losses) on hedging activity and unrealized losses on investments was a tax provision of $0.8 million and $1.1 million as of May 31, 2023 and November 30, 2022, respectively.

Note 11: Revenue Recognition

Timing of Revenue Recognition

Our revenues are derived from licensing our products, and from related services, which consist of maintenance, hosting services, and consulting and education. Information relating to revenue from external customers by revenue type is as follows (in thousands):

	Three Months Ended		Six Months Ended
(In thousands)	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Performance obligations transferred at a point in time:
Software licenses	$56,407	$44,814	$113,975	$87,564
Performance obligations transferred over time:
Maintenance	102,240	91,331	194,753	181,294
Services	19,604	12,602	33,749	24,811
Total revenue	$178,251	$148,747	$342,477	$293,669

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

	Three Months Ended		Six Months Ended
(In thousands)	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
North America	$105,732	$85,394	$204,560	$163,487
EMEA	56,185	49,634	109,590	103,336
Latin America	4,790	4,678	8,979	8,561
Asia Pacific	11,544	9,041	19,348	18,285
Total revenue	$178,251	$148,747	$342,477	$293,669

No single customer, partner, or country outside the U.S. has accounted for more than 10% of our total revenue for the three and six months ended May 31, 2023 and May 31, 2022.

Contract Balances

Unbilled Receivables and Contract Assets

As of May 31, 2023, billing of our long-term unbilled receivables is expected to occur as follows (in thousands):

2024	$12,880
2025	15,502
2026	9,859
2027	486
Total	$38,727

Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. We did not have any net contract assets as of May 31, 2023 or November 30, 2022.

Deferred Revenue

Deferred revenue expected to be recognized as revenue more than one year subsequent to the balance sheet date is included in long-term liabilities on the consolidated balance sheets. Our deferred revenue balance is primarily made up of deferred maintenance.

As of May 31, 2023, the changes in net deferred revenue were as follows (in thousands):

Balance, December 1, 2022	$282,440
Billings and other	343,674
Revenue recognized	(342,477)
Balance, May 31, 2023	$283,637

As of May 31, 2023, transaction price allocated to remaining performance obligations was $288 million. We expect to recognize approximately 80% of the revenue within the next year and the remainder thereafter.

Deferred Contract Costs

Certain of our sales incentive programs meet the requirements to be capitalized. Depending upon the sales incentive program and the related revenue arrangement, such capitalized costs are amortized over the longer of (i) the product life, which is generally three to five years; or (ii) the term of the related revenue contract. We determined that a three to five year product life represents the period of benefit that we receive from these incremental costs based on both qualitative and quantitative factors, which include customer contracts, industry norms, and product upgrades. Total deferred contract costs were $7.7 million and $8.8 million as of May 31, 2023 and November 30, 2022, respectively, and are included in other current assets and other assets on our condensed consolidated balance sheets. Amortization of deferred contract costs is included in sales and marketing expense on our condensed consolidated statement of operations and was minimal in all periods presented.

Note 12: Restructuring Charges

The following table provides a summary of activity for our restructuring actions (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2022	$3,870	$30	$3,900
Costs incurred	448	4,939	5,387
Cash disbursements	(781)	(1,381)	(2,162)
Translation adjustments and other	—	(11)	(11)
Balance, May 31, 2023	$3,537	$3,577	$7,114

During fiscal year 2023, we restructured our operations in connection with the acquisition of MarkLogic, which resulted in a reduction in redundant positions, primarily within administrative functions.

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2023.

We expect to incur additional expenses as part of these actions related to employee costs and facility closures during fiscal year 2023, but we do not expect these costs to be material.

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

	Three Months Ended		Six Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Net income	$12,090	$29,110	$35,764	$49,564
Weighted average shares outstanding	43,343	43,575	43,321	43,778
Basic earnings per common share	$0.28	$0.67	$0.83	$1.13

Diluted earnings per common share:
Net income	$12,090	$29,110	$35,764	$49,564
Weighted average shares outstanding	43,343	43,575	43,321	43,778
Effect of dilution from common stock equivalents	1,127	678	1,090	702
Diluted weighted average shares outstanding	44,470	44,253	44,411	44,480
Diluted earnings per share	$0.27	$0.66	$0.81	$1.11

We excluded stock awards representing approximately 268,000 and 304,000 shares of common stock from the calculation of diluted earnings per share in the three and six months ended May 31, 2023, respectively, as these awards were anti-dilutive. We excluded stock awards representing approximately 1,904,000 and 1,720,000 shares of common stock from the calculation of diluted earnings per share in the three and six months ended May 31, 2022, respectively, as these awards were anti-dilutive.

The dilutive impact of the Notes on our calculation of diluted earnings per share is considered using the if-converted method. However, because the principal amount of the Notes must be settled in cash, the dilutive impact of applying the if-converted method is limited to the in-the-money portion, if any, of the Notes. During the three and six months ended May 31, 2023, we did not include the Notes in our diluted earnings per share calculation because the conversion feature in the Notes was out of the money.

Note 14: Segment Information

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

Note 15: Cyber Related Matters

November 2022 Cyber Incident

Following the detection of irregular activity on certain portions of our corporate network, we engaged outside cybersecurity experts and other incident response professionals to conduct a forensic investigation and assess the extent and scope of the cyber incident. Cyber incident costs relate to the engagement of external cybersecurity experts and other incident response professionals. We incurred $1.5 million and $4.2 million of cyber incident costs for the three and six month periods ended May 31, 2023, respectively. Costs are provided net of received and expected insurance recoveries of approximately $3.0 million, which was recognized during the first quarter of fiscal year 2023. The timing of recognizing insurance recoveries may differ from the timing of recognizing the associated expenses.

MOVEit Vulnerability

On the evening of May 28, 2023, our MOVEit technical support team received an initial customer support call indicating unusual activity within their MOVEit Transfer instance. An investigative team was mobilized and, on May 30, 2023, the investigative team discovered a zero-day vulnerability in MOVEit Transfer (including our cloud-hosted version of MOVEit Transfer known as MOVEit Cloud). The investigative team determined the zero-day vulnerability (the “MOVEit Vulnerability”) could provide for unauthorized escalated privileges and access to the customer’s underlying environment in both MOVEit Transfer (the on-premise version) and MOVEit Cloud (a cloud-hosted version of MOVEit Transfer that we deploy in both (i) a public cloud format, as well as (ii) for a small group of customers, in a customer-dedicated cloud instance which is managed separately from the public-cloud).

The Company has engaged outside cybersecurity experts and other incident response professionals to conduct a forensic investigation and assess the extent and scope of the MOVEit Vulnerability. As the investigation remains ongoing, the Company will continue to assess the potential impact on its business, operations and financial results. MOVEit Transfer and MOVEit Cloud represented approximately 4% in aggregate of the Company’s revenue for the six months ended May 31, 2023.

Litigation and Governmental Investigations

As of the date of the filing of this report on Form 10-Q, (i) four customers that claim to have been impacted by the MOVEit Vulnerability have indicated that they intend to seek indemnification from the Company related to the MOVEit Vulnerability, and (ii) there have been eleven class action lawsuits filed by individuals who claim to have been impacted by exfiltration of data from the environments of our MOVEit Transfer customers. The Company has also been cooperating with several inquiries and one formal investigation from domestic and foreign law enforcement agencies and data privacy regulators.

Expenses Incurred and Future Costs

Given that the MOVEit Vulnerability occurred near the end of the current quarter, we incurred minimal costs during the second quarter of fiscal year 2023. We expect to incur investigation, legal and professional services expenses associated with the MOVEit Vulnerability in future periods. We will recognize these expenses as services are received, net of received and expected insurance recoveries. While a loss from these matters is possible, we cannot reasonably estimate a range of possible losses at this time and our investigation into the matter is ongoing. Furthermore, with respect to the litigation, the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved. Therefore, we have not recorded a loss contingency liability for the MOVEit Vulnerability as of May 31, 2023.

Insurance Coverage

We maintain cybersecurity insurance and other types of insurance coverage for up to $15.0 million in losses, which are expected to reduce our exposure to liabilities arising from the November 2022 cyber incident and the MOVEit Vulnerability. We will pursue recoveries to the maximum extent available under the policies. As of May 31, 2023, we have recorded approximately $3.0 million in insurance recoveries, all of which was related to the November 2022 cyber incident, providing us with $12.0 million of additional coverage (which is subject to a $0.5 million per claim deductible).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q may contain information that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended; Section 21E of the Securities Exchange Act of 1934, as amended; and the Private Securities Litigation Reform Act of 1995. Whenever we use words such as "believe," "may," "could," "would," "might," "should," "expect," "intend," "plan," "estimate," "target," "anticipate" and negatives and derivatives of these or similar expressions, or when we make statements concerning future financial results, product offerings or other events that have not yet occurred, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but are not guaranteed to occur and may not occur. Actual future results may differ materially from those contained in or implied by our forward-looking statements due to various factors which are more fully described in Part I, Item 1A. Risk Factors in our 2022 Annual Report as well as the risk factors described in Part II, Item 1A of this Report on Form 10-Q. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure you that we have identified all possible issues that we might face. We undertake no obligation to update any forward-looking statements that we make.

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

Results of Operations

Revenue

	Three Months Ended		% Change
(In thousands)	May 31, 2023	May 31, 2022	As Reported	Constant Currency
Revenue	$178,251	$148,747	20%	20%

	Six Months Ended		% Change
(In thousands)	May 31, 2023	May 31, 2022	As Reported	Constant Currency
Revenue	$342,477	$293,669	17%	18%

Total revenue increased as compared to the same periods last year primarily due to our acquisition of MarkLogic in February 2023, as well as increases in our OpenEdge, Chef, and Kemp product offerings. In the second fiscal quarter, these increases were partially offset by a decrease in our DataDirect product offering. In the first six months of fiscal year 2023, there was also an increase in our DataDirect product offering, offset by the negative impact of foreign exchange on license and maintenance revenue in our EMEA region.

Software License Revenue

	Three Months Ended		% Change
(In thousands)	May 31, 2023	May 31, 2022	As Reported	Constant Currency
Software licenses	$56,407	$44,814	26%	26%
As a percentage of total revenue	32%	30%

	Six Months Ended		% Change
(In thousands)	May 31, 2023	May 31, 2022	As Reported	Constant Currency
Software licenses	$113,975	$87,564	30%	31%
As a percentage of total revenue	33%	30%

Software license revenue increased as compared to the same period last year primarily due to our acquisition of MarkLogic in February 2023, as well as increases in our OpenEdge, Chef, and Kemp product offerings. In the second fiscal quarter, these increases were partially offset by decreases in our DataDirect product offering. In the first six months of fiscal year 2023, there was also an increase in our DataDirect product offering.

Maintenance and Services Revenue

	Three Months Ended		% Change
(In thousands)	May 31, 2023	May 31, 2022	As Reported	Constant Currency
Maintenance	$102,240	$91,331	12%	12%
As a percentage of total revenue	57%	61%
Services	19,604	12,602	56%	55%
As a percentage of total revenue	11%	9%
Total maintenance and services revenue	$121,844	$103,933	17%	17%
As a percentage of total revenue	68%	70%

	Six Months Ended		% Change
(In thousands)	May 31, 2023	May 31, 2022	As Reported	Constant Currency
Maintenance	$194,753	$181,294	7%	8%
As a percentage of total revenue	57%	62%
Services	33,749	24,811	36%	36%
As a percentage of total revenue	10%	8%
Total maintenance and services revenue	$228,502	$206,105	11%	12%
As a percentage of total revenue	67%	70%

Maintenance revenue increased as compared to the same periods last year primarily due to our acquisition of MarkLogic in February 2023, as well as increases in our DevTools and Chef product offerings. Services revenue increased as compared to the same period last year primarily due to increased services revenue from our acquisition of MarkLogic, as well as increases in our Sitefinity product offerings. The maintenance increase in the first six months of fiscal year 2023 was partially offset by the negative impact of foreign exchange in our EMEA region.

Revenue by Region

	Three Months Ended		% Change
(In thousands)	May 31, 2023	May 31, 2022	As Reported	Constant Currency
North America	$105,732	$85,394	24%	24%
As a percentage of total revenue	59%	58%
Europe, the Middle East and Africa ("EMEA")	$56,185	$49,634	13%	13%
As a percentage of total revenue	32%	33%
Latin America	$4,790	$4,678	2%	5%
As a percentage of total revenue	3%	3%
Asia Pacific	$11,544	$9,041	28%	30%
As a percentage of total revenue	6%	6%

	Six Months Ended		% Change
(In thousands)	May 31, 2023	May 31, 2022	As Reported	Constant Currency
North America	$204,560	$163,487	25%	25%
As a percentage of total revenue	60%	56%
Europe, the Middle East and Africa ("EMEA")	$109,590	$103,336	6%	8%
As a percentage of total revenue	32%	35%
Latin America	$8,979	$8,561	5%	5%
As a percentage of total revenue	3%	3%
Asia Pacific	$19,348	$18,285	6%	8%
As a percentage of total revenue	5%	6%

Total revenue generated in North America increased $20.3 million and $41.1 million in the second quarter and first six months of fiscal year 2023, respectively. The increase was primarily due to our acquisition of MarkLogic. The increases in revenue over both periods generated in EMEA was primarily due to our acquisition of MarkLogic and increased revenue from our Chef product offerings. The increase in the first six months of fiscal year 2023 was partially offset by the negative impact of foreign exchange in our EMEA region. The increases in both periods in revenue in Latin America was primarily due to increases in our OpenEdge product offerings. The increases in revenue generated in Asia Pacific in both periods was due to increases in our Chef product offerings.

In the first six months of fiscal year 2023 revenue generated in markets outside North America represented 40% of total revenue compared to 41% of total revenue on a constant currency basis. In the first six months of fiscal year 2022 revenue generated in markets outside North America represented 44% of total revenue compared to 45% of total revenue on a constant currency basis.

Cost of Software Licenses

	Three Months Ended				Six Months Ended
(In thousands)	May 31, 2023	May 31, 2022	Change		May 31, 2023	May 31, 2022	Change
Cost of software licenses	$2,814	$2,583	$231	9%	$5,266	$5,192	$74	1%
As a percentage of software license revenue	5%	6%			5%	6%
As a percentage of total revenue	2%	2%			2%	2%

Cost of software licenses consists primarily of costs of inventories, royalties, electronic software distribution, duplication, and packaging. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of Maintenance and Services

	Three Months Ended				Six Months Ended
(In thousands)	May 31, 2023	May 31, 2022	Change		May 31, 2023	May 31, 2022	Change
Cost of maintenance and services	$22,970	$15,801	$7,169	45%	$40,471	$30,946	$9,525	31%
As a percentage of maintenance and services revenue	19%	15%			18%	15%
As a percentage of total revenue	13%	10%			12%	10%
Components of cost of maintenance and services:
Personnel related costs	$16,646	$11,034	$5,612	51%	$29,789	$21,838	$7,951	36%
Contractors and outside services	4,117	3,254	863	27%	6,817	6,222	595	10%
Hosting and other	2,207	1,513	694	46%	3,865	2,886	979	34%
Total cost of maintenance and services	$22,970	$15,801	$7,169	45%	$40,471	$30,946	$9,525	31%

Cost of maintenance and services consists primarily of costs of providing customer support, consulting, and education. The increases in all periods were primarily due to increased headcount, contractor and outside services costs, and hosting costs resulting from our acquisition of MarkLogic.

Amortization of Intangibles

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2023	May 31, 2022	% Change	May 31, 2023	May 31, 2022	% Change
Amortization of intangibles	$7,994	$5,573	43%	$14,258	$11,031	29%
As a percentage of total revenue	4%	4%		4%	4%

Amortization of intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. The increases in all periods are due to the acquisition of MarkLogic.

Gross Profit

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2023	May 31, 2022	% Change	May 31, 2023	May 31, 2022	% Change
Gross profit	$144,473	$124,790	16%	$282,482	$246,500	15%
As a percentage of total revenue	81%	84%		82%	84%

Our gross profit increased in all periods primarily due to the increases in revenue, offset by the increases in costs of software licenses, costs of maintenance and services and the amortization of intangibles, each as described above.

Sales and Marketing

	Three Months Ended				Six Months Ended
(In thousands)	May 31, 2023	May 31, 2022	Change		May 31, 2023	May 31, 2022	Change
Sales and marketing	$40,147	$32,704	$7,443	23%	$73,901	$66,173	$7,728	12%
As a percentage of total revenue	23%	22%			22%	23%
Components of sales and marketing:
Personnel related costs	$34,329	$27,755	$6,574	24%	$64,324	$56,151	$8,173	15%
Contractors and outside services	1,510	759	751	99%	2,206	1,579	627	40%
Marketing programs and other	4,308	4,190	118	3%	7,371	8,443	(1,072)	(13)%
Total sales and marketing	$40,147	$32,704	$7,443	23%	$73,901	$66,173	$7,728	12%

Sales and marketing expenses increased in all periods primarily due to increased personnel related costs associated with our acquisition of MarkLogic, as well as increases in contractors and outside services costs. These increases were partially offset by decreases in marketing and sales events costs in the first six months of fiscal year 2023.

Product Development

	Three Months Ended				Six Months Ended
(In thousands)	May 31, 2023	May 31, 2022	Change		May 31, 2023	May 31, 2022	Change
Product development costs	$34,820	$28,643	$6,177	22%	$65,258	$57,316	$7,942	14%
As a percentage of total revenue	20%	19%			19%	20%
Components of product development costs:
Personnel related costs	$33,516	$27,754	$5,762	21%	$63,119	$55,233	$7,886	14%
Contractors and outside services	1,118	696	422	61%	1,791	1,714	77	4%
Other product development costs	186	193	(7)	(4)%	348	369	(21)	(6)%
Total product development costs	$34,820	$28,643	$6,177	22%	$65,258	$57,316	$7,942	14%

Product development expenses increased in all periods primarily due to increased personnel related costs associated with our acquisition of MarkLogic, as well as an increase in contractors and outside services costs.

General and Administrative

	Three Months Ended				Six Months Ended
(In thousands)	May 31, 2023	May 31, 2022	Change		May 31, 2023	May 31, 2022	Change
General and administrative	$21,469	$19,207	$2,262	12%	$40,255	$36,198	$4,057	11%
As a percentage of total revenue	12%	13%			12%	12%
Components of general and administrative:
Personnel related costs	$17,142	$15,751	$1,391	9%	$33,276	$29,803	$3,473	12%
Contractors and outside services	3,292	2,262	1,030	46%	5,679	4,329	1,350	31%
Other general and administrative costs	1,035	1,194	(159)	(13)%	1,300	2,066	(766)	(37)%
Total cost of general and administrative	$21,469	$19,207	$2,262	12%	$40,255	$36,198	$4,057	11%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased in all periods primarily due to higher personnel costs associated with our acquisition of MarkLogic, as well as an increase in contractors and outside services costs, partially offset by a decrease in other general and administrative costs.

Amortization of Intangibles

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2023	May 31, 2022	% Change	May 31, 2023	May 31, 2022	% Change
Amortization of intangibles	$17,546	$11,892	48%	$31,157	$23,614	32%
As a percentage of total revenue	10%	8%		9%	8%

Amortization of intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of intangibles increased due to the addition of MarkLogic intangible assets, as discussed above.

Cyber Incident and Vulnerability Response Expenses, Net

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2023	May 31, 2022	% Change	May 31, 2023	May 31, 2022	% Change
Cyber incident and vulnerability response expenses, net	$1,483	$—	*	$4,175	$—	*
As a percentage of total revenue	1%	—%		1%	—%
*not meaningful

As previously disclosed on December 19, 2022, following the detection of irregular activity on certain portions of our corporate network, we engaged outside cybersecurity experts and other incident response professionals to conduct a forensic investigation and assess the extent and scope of the cyber incident. Cyber incident costs relate to the engagement of external cybersecurity experts and other incident response professionals and are net of received and expected insurance recoveries.

Restructuring Expenses

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2023	May 31, 2022	% Change	May 31, 2023	May 31, 2022	% Change
Restructuring expenses	$3,990	$143	*	$5,387	$654	724%
As a percentage of total revenue	2%	—%		2%	—%
*not meaningful

Restructuring expenses recorded in the second fiscal quarter and six month period of fiscal year 2023 relate to the restructuring activities that occurred in the first and fourth quarters of fiscal years 2023 and 2020, respectively, resulting from the acquisitions of MarkLogic and Chef, respectively. Restructuring expenses recorded in the second quarter of fiscal year 2022 are comprised mostly of costs related to the acquisition of Kemp and the Chef restructuring action of 2020. See the Liquidity and Capital Resources section of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition-Related Expenses

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2023	May 31, 2022	% Change	May 31, 2023	May 31, 2022	% Change
Acquisition-related expenses	$1,991	$2,736	(27)%	$3,734	$3,648	2%
As a percentage of total revenue	1%	2%		1%	1%

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs consist of professional service fees, including third-party legal and valuation-related fees. Acquisition-related expenses increased due to our acquisition of MarkLogic, as well as our pursuit of other acquisition opportunities. Acquisition-related expenses in the same periods of fiscal year 2022 were primarily related to our pursuit of other acquisition opportunities, as well as the acquisition of Kemp.

Gain on Sale of Assets Held for Sale

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2023	May 31, 2022	% Change	May 31, 2023	May 31, 2022	% Change
Gain on sale of assets held for sale	$—	$(10,770)	(100)%	$—	$(10,770)	(100)%
As a percentage of total revenue	—%	7%		—%	4%

In the second quarter of fiscal year 2022, we sold corporate land and building assets previously reported as assets held for sale on our consolidated balance sheet. As the sale price less cost to sell was greater than the carrying value of these assets we recognized a net gain on the sale of approximately $10.8 million in the second quarter of fiscal year 2022.

Income from Operations

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2023	May 31, 2022	% Change	May 31, 2023	May 31, 2022	% Change
Income from operations	$23,027	$40,235	(43)%	$58,615	$69,667	(16)%
As a percentage of total revenue	13%	27%		17%	24%

Income from operations decreased in the second quarter of and first six months of fiscal year 2023 due to an increase in costs of revenue and operating expenses, offset by increased revenue, as shown above.

Other (Expense) Income, Net

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2023	May 31, 2022	% Change	May 31, 2023	May 31, 2022	% Change
Interest expense	$(8,514)	$(3,656)	133%	$(14,362)	$(7,359)	95%
Interest income and other, net	592	155	282%	1,107	744	49%
Foreign currency loss, net	(496)	111	(547)%	(827)	(255)	224%
Total other expense, net	$(8,418)	$(3,390)	148%	$(14,082)	$(6,870)	105%
As a percentage of total revenue	(5)%	(2)%		(4)%	(2)%

Other expense, net, increased in both periods shown primarily due to increased interest expense on our term loan and our revolving line of credit, which we drew on to fund part of our acquisition of MarkLogic. Interest income and other, net increased due to the our acquisition of MarkLogic. Foreign currency loss increased in all periods shown.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2023	May 31, 2022	% Change	May 31, 2023	May 31, 2022	% Change
Provision for income taxes	$2,519	$7,735	(67)%	$8,769	$13,233	(34)%
As a percentage of income before income taxes	17%	21%		20%	21%

Our effective tax rate was 17% and 21% for the three months ended May 31, 2023 and 2022 respectively. The primary reason for the decrease in the effective rate was due to discrete tax benefits related to stock-based compensation and an audit settlement in the second fiscal quarter of 2023. There were no significant discrete tax items in the second fiscal quarter of 2022.

Our effective tax rate was 20% and 21% for the six months ended May 31, 2023 and 2022 respectively. The primary reason for the decrease in the effective rate was due to discrete tax benefits related to stock-based compensation and an audit settlement in the second fiscal quarter of 2023. There were no significant discrete tax items in the six months ended May 31, 2022.

Net Income

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2023	May 31, 2022	% Change	May 31, 2023	May 31, 2022	% Change
Net income	$12,090	$29,110	(58)%	$35,764	$49,564	(28)%
As a percentage of total revenue	7%	20%		10%	17%

Select Performance Metrics:

Management evaluates our financial performance using a number of financial and operating metrics. These metrics are periodically reviewed and revised to reflect changes in our business.

Annual Recurring Revenue (ARR)

We are providing an ARR performance metric to help investors better understand and assess the performance of our business because our mix of revenue generated from recurring sources has increased in recent years. ARR represents the annualized contract value for all active and contractually binding term-based contracts at the end of a period. ARR includes maintenance, software upgrade rights, both public and dedicated cloud instances and on-premises subscription-based transactions and managed services. ARR mitigates fluctuations due to seasonality, contract term and the sales mix of subscriptions for term-based licenses and SaaS. ARR is not calculated in accordance with GAAP. ARR does not have any standardized meaning and is therefore unlikely to be comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenue and deferred revenue and is not intended to be combined with or to replace either of those items. ARR is not a forecast and the active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers.

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

Our ARR was $569.0 million and $479.0 million as of May 31, 2023 and 2022, respectively, which is an increase of 19% year-over-year. The growth in our ARR is primarily driven by the acquisition of MarkLogic.

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

Liquidity and Capital Resources

Cash and Cash Equivalents

(In thousands)	May 31, 2023	November 30, 2022
Cash and cash equivalents	$125,531	$256,277

The decrease in cash and cash equivalents of $130.7 million from the end of fiscal year 2022 was due to cash outflows of $356.1 million for cash paid for acquisitions, net of cash acquired, repurchases of common stock of $30.0 million, repayment of the revolving line of credit of $25.0 million, dividend payments of $15.9 million, payments of debt obligations of $3.4 million, and purchases of property and equipment of $2.0 million. These cash outflows were offset by proceeds from the issuance of debt of $195.0 million, cash inflows from operations of $94.7 million, $8.3 million in cash received from the issuance of common stock, and the effect of exchange rates on cash of $3.2 million. Except as described below, there are no limitations on our ability to access our cash and cash equivalents.

As of May 31, 2023, $77.1 million of our cash and cash equivalents was held by our foreign subsidiaries. Foreign cash includes unremitted foreign earnings, which are invested indefinitely outside of the U.S. As such, it is not available to fund our domestic operations. If we were to repatriate these earnings, we may be subject to income tax withholding in certain tax jurisdictions and a portion of the repatriated earnings may be subject to U.S. income tax. However, we do not anticipate that this would have a material adverse impact on our liquidity.

Share Repurchase Program

In January 2023, our Board of Directors increased our share repurchase authorization by $150 million, to an aggregate authorization of $228.0 million. In the six months ended May 31, 2023 and May 31, 2022, we repurchased and retired 0.5 million shares for $30.0 million and 1.1 million shares for $51.5 million, respectively. The shares were repurchased in both periods as part of our Board of Directors authorized share repurchase program. As of May 31, 2023, there was $198.0 million remaining under the current authorization.

Dividends

On June 21, 2023, our Board of Directors declared a quarterly dividend of $0.175 per share of common stock, which will be paid on September 15, 2023 to stockholders of record as of the close of business on September 1, 2023. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Restructuring Activities

See Note 12 to the condensed consolidated financial statements.

Long-term Debt and Credit Facility

See Note 7 to the condensed consolidated financial statements.

Cash Flows From Operating Activities

	Six Months Ended
(In thousands)	May 31, 2023	May 31, 2022
Net income	$35,764	$49,564
Non-cash reconciling items included in net income	63,423	51,413
Changes in operating assets and liabilities	(4,469)	11,376
Net cash flows from operating activities	$94,718	$112,353

In the first six months of fiscal year 2023, operating cash flows decreased as a result of higher operating expenses, due to the acquisition of MarkLogic, as compared to the same period in 2022, partially offset by higher billings and collections. Our gross accounts receivable as of May 31, 2023, decreased by $10.8 million from the end of fiscal year 2022 and our days sales outstanding (DSO) in accounts receivable increased to 44 days from 39 days in the second fiscal quarter of 2022 due to the timing of billings and collections.

Cash Flows (Used in) From Investing Activities

	Six Months Ended
(In thousands)	May 31, 2023	May 31, 2022
Net investment activity	$438	$900
Purchases of property and equipment	(1,969)	(1,979)
Payments for acquisitions, net of cash acquired	(356,096)	—
Proceeds from sale of long-lived assets, net	—	25,998
Net cash flows (used in) from investing activities	$(357,627)	$24,919

Net cash outflows and inflows of our net investment activity are generally a result of the timing of our purchases and maturities of securities, which are classified as cash equivalents or short-term securities. In the second quarter of fiscal year 2023 had payments for acquisitions net of cash acquired of $356.1 million. We also purchased $2.0 million of property and equipment in the first six months of fiscal year 2023, as compared to $2.0 million in the first six months of fiscal year 2022. In the second quarter of fiscal year 2022 we received $26.0 million net proceeds from the sale of long-lived assets.

Cash Flows From (Used in) Financing Activities

	Six Months Ended
(In thousands)	May 31, 2023	May 31, 2022
Proceeds from stock-based compensation plans	$16,365	$7,771
Repurchases of common stock	(30,000)	(51,473)
Proceeds from the issuance of debt	195,000	7,474
Payment of debt issuance costs	—	(1,957)
Principal payment on term loan	(28,437)	(3,435)
Dividend payments to stockholders	(15,871)	(15,573)
Other financing activities	(8,101)	(5,405)
Net cash flows from (used in) financing activities	$128,956	$(62,598)

During the first six months of fiscal year 2023, we received $195.0 million in net proceeds from the issuance of debt. During the first six months of fiscal year 2022, we received $7.5 million in net proceeds from the issuance of debt in connection with our amended term loan. We received $16.4 million from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $7.8 million in the first six months of fiscal year 2022. Further, we repurchased $30.0 million of our common stock under our share repurchase plan compared to $51.5 million in the same period of the prior year. We also made payments on our long-term debt of $28.4 million (including a $25.0 million repayment on the revolving line of credit) in the first six months of fiscal year 2023 and $3.4 million in the same period in 2022. Finally, we made dividend payments of $15.9 million to our stockholders during the first six months of fiscal year 2023 and $15.6 million in the first six months of fiscal year 2022.

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

Legal and Other Regulatory Matters

See discussion below in Part I, Item 2, regarding Recent Developments: MOVEit Vulnerability, as well as legal and other regulatory matters in Part II, Item 1. Legal Proceedings.

Recent Accounting Pronouncements

Refer to Note 1 - Nature of Business and Basis of Presentation (Part I, Item 1 of this Form 10-Q) for further discussion.

Recent Developments: MOVEit Vulnerability

Description of Event

As disclosed via a Form 8-K filed on June 5, 2023, on the evening of May 28, 2023 (Eastern Time), our MOVEit technical support team received an initial customer support call indicating unusual activity within their MOVEit Transfer instance. An investigative team was mobilized and, on May 30, 2023, the investigative team discovered a zero-day vulnerability in MOVEit Transfer (including our cloud-hosted version of MOVEit Transfer known as MOVEit Cloud). The investigative team determined the zero-day vulnerability (the “MOVEit Vulnerability”) could provide for unauthorized escalated privileges and access to the customer’s underlying environment in both MOVEit Transfer (the on-premise version) and MOVEit Cloud (the cloud-hosted version of MOVEit Transfer that we deploy in both (i) a public cloud format, as well as, (ii) for a small group of customers, in a customer-dedicated cloud instance that is managed separately from the public-cloud). We promptly took down

MOVEit Cloud for further investigation and notified all then-known MOVEit Transfer and MOVEit Cloud customers in order to apprise them of the MOVEit Vulnerability and alert them to immediate remedial actions. In parallel, our team developed a patch for all supported versions of MOVEit Transfer and MOVEit Cloud, which was released on May 31, 2023, and allowed for the restoration of MOVEit Cloud that same day.

MOVEit Transfer is a secure file-transfer software that is installed by customers on-premise and does not have any on-going telemetry after installation that allows us to track, among other things, a customer’s product usage, deployed version, file transfer activity (including any data that is transferred by or stored within the customer’s MOVEit Transfer instance), or whether the customer has applied any security patches or bug fixes to their MOVEit Transfer instance. However, certain MOVEit Transfer customers have reported that malicious threat actors have exploited the MOVEit Vulnerability to obtain access to their environments and portions of their sensitive customer data.

Furthermore, while we continue to investigate this vulnerability in MOVEit Cloud, we currently have not seen any evidence that sensitive customer data has been exfiltrated from the public MOVEit Cloud instances. For a small group of customers, we provide a dedicated MOVEit Cloud instance which is hosted, for each such customer, separate and apart from the public instances of our MOVEit Cloud platform. Two of our dedicated MOVEit Cloud customers have reported that malicious threat actors have exploited the MOVEit Vulnerability to obtain access to its environment. As of the date of the filing of this report on Form 10-Q, one such customer has confirmed that no sensitive data was compromised and another has not revealed the nature of the data that may have been accessed.

Since our disclosures regarding the MOVEit Vulnerability, various third-parties have been actively scrutinizing MOVEit Transfer and MOVEit Cloud, leading to the discovery and our prompt patching of additional vulnerabilities. We are not aware of any evidence that these additional vulnerabilities were exploited by malicious threat actors prior to creating patches to address them and making those patches available to our MOVEit Transfer customers and applying those patches to the MOVEit Cloud environments – both the public and dedicated cloud instances.

Progress has remained fully operational at all times before and after the discovery of the MOVEit Vulnerability and, as of the time of the filing of this report on Form 10-Q, has not uncovered evidence of unauthorized activity or impact to products beyond MOVEit Transfer and MOVEit Cloud. MOVEit Transfer and MOVEit Cloud represented approximately 4% in aggregate of the Company’s revenue for the six months ended May 31, 2023.

Progress has engaged outside cybersecurity experts and other incident response professionals to conduct a forensic investigation and assess the extent and scope of the MOVEit Vulnerability. While Progress’ investigation remains ongoing, the Company (i) has and is continuing to implement a series of additional security and related measures aimed at addressing the MOVEit Vulnerability and subsequently discovered vulnerabilities and further strengthening the overall security of our MOVEit applications, (ii) has engaged outside legal counsel to conduct a thorough independent investigation of the MOVEit Vulnerability, and (iii) has engaged with federal law enforcement and other federal agencies with respect to the MOVEit Vulnerability. As the investigation remains ongoing, Progress will continue to assess the potential impact on its business, operations and financial results.

Expenses Incurred and Amounts Accrued

Given that the MOVEit Vulnerability was only discovered on May 30, 2023, and our second quarter ended on May 31, 2023, we incurred minimal costs and expenses with respect to the MOVEit Vulnerability during the second quarter.

Future Costs

We expect to incur investigation, legal and professional services expenses associated with the MOVEit Vulnerability in future periods. We will recognize these expenses as services are received, net of received and expected insurance recoveries. Our financial liability arising from any of the foregoing will depend on many factors, including limitations contained within our customer contracts, the amount of private litigation, and whether governmental entities launch formal investigations into the matter, and it is not possible at this time to estimate the quantitative impact of any such liability with any reasonable degree of certainty.

Insurance Coverage

We maintain cybersecurity insurance and other types of insurance coverage for up to $15.0 million in losses, which are expected to reduce our exposure to liabilities arising from the MOVEit Vulnerability. We will pursue recoveries to the maximum extent available under the policies. As of May 31, 2023, we have recorded approximately $3.0 million in insurance recoveries, all of which was related to the November 2022 cyber incident, providing us with $12.0 million of additional coverage (which is subject to a $0.5 million per claim deductible).

Future Capital Investments

In addition, we may accelerate or make additional investments in our information technology systems, but we are unable to estimate such investments because the nature and scope has not yet been determined. We currently do not expect such amounts to be material to any fiscal period.

Effect on Sales and Customer Loyalty

The MOVEit Vulnerability may adversely affect our future performance and financial results. Customer confidence in Progress may also be impacted by the MOVEit Vulnerability. Through our response speed and transparent communications, we are committed to, and actively engaged in, activities to restore any loss in customer confidence. We currently cannot predict the length or extent of any ongoing impact to sales.

Litigation and Governmental Investigations

As of the date of the filing of this report on Form 10-Q, (i) four customers that claim to have been impacted by the MOVEit Vulnerability have indicated that they intend to seek indemnification from us related to the MOVEit Vulnerability, and (ii) there have been eleven class action lawsuits filed by individuals who claim to have been impacted by exfiltration of data from the environments of our MOVEit Transfer customers. We have also been cooperating with several inquiries and one formal investigation from domestic and foreign law enforcement agencies and data privacy regulators. As of the date of the filing of this report, the law enforcement investigation that we are cooperating with is not an enforcement action or formal governmental investigation of which we have been told that we are a target.

Such claims and investigations may have an adverse effect on how we operate our business and our results of operations, and in the future, we may be subject to additional governmental or regulatory investigations, as well as additional litigation or indemnification claims. While a loss from these matters is possible, we cannot reasonably estimate a range of possible losses at this time and our investigation into the matter is ongoing. Furthermore, with respect to the litigation, the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved. As such, we have not recorded a loss contingency liability for litigation, claims and governmental investigations in the second quarter. See Note 15 to Consolidated Financial Statements included in Item 1, Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the first six months of fiscal year 2023, with the exception of drawing down on our revolving line of credit as described in Note 7, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our 2022 Annual Report, for a more complete discussion of the market risks we encounter.

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

The Company acquired MarkLogic on February 7, 2023. Management excluded MarkLogic from its assessment of the effectiveness of the Company’s disclosure controls as of May 31, 2023. MarkLogic represented, in aggregate, approximately

15% of the Company’s total consolidated assets (excluding goodwill and intangibles) and approximately 14% of total consolidated revenues, as of and for the three months ended May 31, 2023.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended May 31, 2023 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. In addition to the updated risk factors provided below, please refer to Part I, Item 1A. Risk Factors in our 2022 Annual Report for a more complete discussion regarding certain factors that could materially affect our business, financial condition or future results.

If our products contain software defects or security flaws, it could harm our revenues by causing us to lose customers and could increase our liabilities by exposing us to costly governmental investigations or litigation. For example, the exploitation of the zero-day MOVEit Vulnerability in May 2023 has resulted in government inquiries, a formal law enforcement investigation, and private litigation. Our products, despite extensive testing and quality control, may contain defects, vulnerabilities or security flaws. In the ordinary course of business, we may need to issue corrective releases of our software products to fix any defects, vulnerabilities, or security flaws. Depending upon the severity of any such matters, the detection and correction of such matters can be time consuming and costly. If any such issues are exploited by malicious threat actors, we could experience, among other things, material adverse impact to our revenues due to loss of customers and increased liabilities due to costly governmental investigations or litigation. In addition, any such matters could affect the ability of our products to work with hardware or other software products, delay the development or release of new products or new versions of products (due to a reallocation of our internal resources), and/or adversely affect market acceptance of our products, all of which could have a material adverse effect on our overall performance.

On the evening of May 28, 2023 (Eastern Time), our MOVEit technical support team received an initial customer support call indicating unusual activity within their MOVEit Transfer instance. An investigative team was mobilized and, on May 30, 2023, the investigative team discovered a zero-day vulnerability in MOVEit Transfer (including our cloud-hosted versions of MOVEit Transfer, known as MOVEit Cloud). The investigative team determined that the zero-day vulnerability (the “MOVEit Vulnerability”) could provide for unauthorized escalated privileges and access to the customer’s underlying environment in both MOVEit Transfer (the on-premise version) and MOVEit Cloud (a cloud-hosted version of MOVEit Transfer that we deploy in both (i) a public cloud format, as well as (ii) for a small group of customers, in a customer-dedicated cloud instance which is managed separately from the public-cloud). We promptly took down MOVEit Cloud for further investigation and notified all then-known MOVEit Transfer and MOVEit Cloud customers in order to apprise them of the MOVEit Vulnerability and alert them to immediate remedial actions. In parallel, our team developed a patch for all supported versions of MOVEit Transfer and MOVEit Cloud, which was released on May 31, 2023 and allowed for the restoration of MOVEit Cloud the same day.

MOVEit Transfer is a secure file-transfer software that is installed by customers on-premise and does not have any on-going telemetry after installation that allows us to track, among other things, a customer’s product usage, deployed version, file transfer activity (including any data that is transferred by or stored within the customer’s MOVEit Transfer instance), or whether the customer has applied any security patches or bug fixes to their MOVEit Transfer instance. However, certain MOVEit Transfer customers have reported that malicious threat actors have exploited the MOVEit Vulnerability to obtain access to their environments and portions of their sensitive customer data.

Furthermore, while we continue to investigate this vulnerability in MOVEit Cloud, we currently have not seen any evidence that sensitive customer data has been exfiltrated from the public MOVEit Cloud instances. For a small group of customers, we provide a dedicated MOVEit Cloud instance which is hosted, for each such customer, separate and apart from the public instances of our MOVEit Cloud platform. Two of our dedicated MOVEit Cloud customers have reported that malicious threat actors have exploited the MOVEit Vulnerability to obtain access to its environment. As of the date of the filing of this report on Form 10-Q, one such customer has confirmed that no sensitive data was compromised and another has not revealed the nature of the data that may have been accessed.

As of the date of the filing of this report on Form 10-Q, these events have led to several domestic and foreign government inquiries, one formal investigation from a law enforcement agency, and private litigation, all of which could have adverse impacts on our business and operations and the results thereof. More specifically, as of the date of the filing of this report on Form 10-Q, (i) four customers that claim to have been impacted by the MOVEit Vulnerability have indicated that they intend to seek indemnification from us related to the MOVEit Vulnerability, and (ii) there have been eleven class action lawsuits filed by individuals who claim to have been impacted by exfiltration of data from the environments of our MOVEit Transfer customers. We have also been cooperating with inquiries from several domestic and foreign law enforcement agencies and data privacy regulators, as well as one formal investigation from a law enforcement agency. Such claims and investigations may have an adverse effect on how we operate our business and our results of operations, and in the future, we may be subject to additional governmental or regulatory investigations, as well as additional litigation or indemnification claims. Following the discovery of the MOVEit Vulnerability and the various remedial actions described here, we have discovered and patched additional vulnerabilities within the MOVEit Transfer and MOVEit Cloud platforms. While we are not aware of any evidence that these additional vulnerabilities were exploited by malicious threat actors prior to creating patches to address them and making those patches available to our MOVEit Transfer customers and applying those patches to the MOVEit Cloud environments (both the public and dedicated cloud instances) we cannot guarantee that we have or will uncover and/or address all vulnerabilities within the MOVEit platform or any of our other products prior to exploitation.

Our financial liability arising from any of the foregoing will depend on many factors, including the extent to which governmental entities investigate the matter and limitations contained within our customer contracts; therefore, we are unable at this time to estimate the quantitative impact of any such liability with any reasonable degree of certainty. As the investigation remains ongoing, we will continue to assess the potential impact of the MOVEit Vulnerability on our business, operations, and financial results.

Our customers and partners may seek refunds, delay implementation timelines, delay payment, fail to pay us in accordance with the terms of their agreements, or terminate use of our products, all of which can have an adverse affect on us. If customers or partners seek refunds, delay implementation of our products, delay payment, fail to pay us under the terms of our agreements, or terminate use of our products, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our contracts (including litigation related thereto). For example, as of the date of the filing of this report on Form 10-Q, four customers that claim to have been impacted by the MOVEit Vulnerability have indicated that they intend to seek indemnification from us related to the MOVEit Vulnerability and it is possible that, in connection therewith, they may delay payment under the terms of their contracts. Other MOVEit Transfer and MOVEit Cloud customers have sought refunds or delayed implementation timelines. As the scope of the impact of the MOVEit Vulnerability becomes more clear, additional customers may attempt to seek refunds, delay product implementation, withhold payments, or cease using the MOVEit product line entirely.

In addition, in the ordinary course of business, some of our customers and partners may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, or pay those amounts more slowly, either of which could adversely affect our operating results, financial position and cash flow.

Our business could be damaged, and we could be subject to liability, in the event of any unauthorized access to our data or our customers’ data, including through privacy and data security breaches, such as or in addition to the MOVEit Vulnerability. The use of certain of our products, including MOVEit Cloud, involves the transmission or storage of third-party data in our environment, some of which may be considered personally identifiable, confidential, or sensitive. In the ordinary course of business, we face security threats from malicious threat actors that could obtain unauthorized access to our systems, infrastructure, products, and networks. We anticipate that these threats will continue to grow in scope and complexity over time.

For example, once we discovered the MOVEit Vulnerability on May 30, 2023, we (i) promptly took down MOVEit Cloud for investigation, and (ii) notified all then-known MOVEit Transfer and MOVEit Cloud customers in order to apprise them of the MOVEit Vulnerability and alert them to immediate remedial actions. In parallel, the MOVEit engineering team worked to develop a patch for all supported versions of MOVEit Transfer (and MOVEit Cloud), which was released on May 31, 2023 and allowed for the restoration of MOVEit Cloud that same day. While we believe that our actions have, and will continue to, reduce the likelihood of similar vulnerabilities occurring in the future in our MOVEit product line, malicious threat actors might use techniques to exploit other zero-day vulnerabilities or use other means that we are unable to defend against, in order to compromise and infiltrate our systems, infrastructure, networks, and products, including, but not limited to, MOVEit or other products. In addition, MOVEit Transfer is a secure file-transfer software that is installed by customers on-premise and does not have any on-going telemetry after installation that allows us to track, among other things, whether the customer has applied any security patches or bug fixes to their MOVEit Transfer instance.

While we devote a significant amount of resources to cyber security related matters in the operation of our business, we may fail to detect the existence of a breach and be unable to prevent unauthorized access to user and company content across our systems, infrastructure, products, and networks. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often not recognized until launched against a target. They may originate from less regulated or remote areas around the world, or from state-sponsored actors. If our security measures are breached, we may suffer reputational damage, our products may be perceived as insecure, and we may lose existing customers, or fail to attract and retain new customers.

In addition to internal resources, we frequently rely on third parties when deploying our cybersecurity related infrastructure, and in doing so, may be exposed to security risks outside of our direct control. In connection therewith, we rely on outside vendors and contractors to perform certain services necessary for the operation and testing of certain of our products, and they may fail to adequately secure our platform or discover vulnerabilities in our products.

While we have implemented security procedures and controls aimed at addressing these threats and patching vulnerabilities, our security measures could be compromised and our attempts to implement security measures and patch vulnerabilities could prove to be inadequate or could fail. Any such failure could result in significant legal and financial exposure, increased costs to defend litigation, indemnity and other contractual obligations, government fines and penalties, damage to our reputation and our brand, and a loss of confidence in the security of our products and services that could potentially have an adverse effect on our business and results of operations. In addition, our insurance coverage may not be adequate to cover all costs related to cybersecurity incidents or the exploitation of vulnerabilities as well as the disruptions resulting from such events.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

Information related to the repurchases of our common stock by month in the second quarter of fiscal year 2023 is as follows (in thousands, except per share and share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
March 2023	—	$—	—	$212,959
April 2023	268,931	55.76	268,931	197,959
May 2023	—	—	—	197,959
Total	268,931	$55.76	268,931	$197,959

(1)On January 10, 2023, our Board of Directors increased the share repurchase authorization by 150.0 million, to an aggregate authorization of $228.0 million. As of May 31, 2023, there was $198.0 million remaining under this authorization.

Item 5. Other Information

As previously reported in our Current Report on Form 8-K filed with the SEC on May 12, 2023, at the 2023 Annual Meeting of Stockholders of Progress Software Corporation (the "Company"), the Company’s stockholders indicated, on an advisory basis, that their preferred frequency for future stockholder votes regarding compensation awarded to the Company’s named executive officers (“frequency of say-on-pay”), was as follows: 36,344,690 votes for one year; 12,952 votes for two years; 1,095,160 votes for three years; 23,544 abstentions; and 2,449,061 broker non-votes. In light of these results, we have decided to continue including a shareholder vote on the compensation of the Company's named executive officers in our proxy materials every year until the next required vote on the frequency of shareholder votes on the compensation of executives.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Yogesh K. Gupta

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Anthony Folger

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101*	The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three and six months ended May 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of May 31, 2023 and November 30, 2022; (ii) Condensed Consolidated Statements of Income for the three and six months ended May 31, 2023 and 2022; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended May 31, 2023 and 2022; (iv) Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended May 31, 2023 and 2022; (v) Condensed Consolidated Statements of Cash Flows for the three and six months ended May 31, 2023 and 2022; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	July 7, 2023	/s/ YOGESH K. GUPTA
Yogesh K. Gupta
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	July 7, 2023	/s/ ANTHONY FOLGER
Anthony Folger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	July 7, 2023	/s/ DOMENIC LOCOCO
Domenic LoCoco
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)