Form 10-Q
period 2023-08-31
PROGRESS SOFTWARE CORP /MA
filed 2023-10-10
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of September 26, 2023, there were 43,565,346 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(In thousands, except share data)	August 31, 2023	November 30, 2022
Assets
Current assets:
Cash and cash equivalents	$137,999	$256,277
Accounts receivable (less allowances of $985 and $859, respectively)	99,726	97,834
Unbilled receivables	31,668	29,158
Other current assets	33,447	42,784
Total current assets	302,840	426,053
Long-term unbilled receivables	33,121	39,936
Property and equipment, net	16,166	14,927
Intangible assets, net	378,824	217,355
Goodwill	826,048	671,037
Right-of-use lease assets	20,596	17,574
Deferred tax assets	11,745	11,765
Other assets	8,128	12,832
Total assets	$1,597,468	$1,411,479
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt, net	$11,390	$6,234
Accounts payable	8,729	9,282
Accrued compensation and related taxes	41,606	42,467
Dividends payable to stockholders	8,354	8,115
Short-term operating lease liabilities	10,088	7,471
Other accrued liabilities	24,935	16,765
Short-term deferred revenue, net	219,601	227,670
Total current liabilities	324,703	318,004
Long-term debt, net	389,388	259,220
Convertible senior notes, net	354,246	352,625
Long-term operating lease liabilities	15,086	15,041
Long-term deferred revenue, net	60,167	54,770
Deferred tax liabilities	4,240	4,628
Other noncurrent liabilities	4,592	8,687
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized, 10,000,000 shares; issued, none	—	—
Common stock, $0.01 par value; authorized, 200,000,000 shares; issued and outstanding, 43,565,346 shares in 2023 and 43,257,008 shares in 2022	438	433
Additional paid-in capital	361,062	331,650
Retained earnings	115,133	101,656
Accumulated other comprehensive loss	(31,587)	(35,235)
Total stockholders’ equity	445,046	398,504
Total liabilities and stockholders’ equity	$1,597,468	$1,411,479
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Revenue:
Software licenses	$50,544	$47,618	$164,519	$135,182
Maintenance and services	124,448	103,599	352,950	309,704
Total revenue	174,992	151,217	517,469	444,886
Costs of revenue:
Cost of software licenses	2,732	2,477	7,998	7,669
Cost of maintenance and services	22,192	15,761	62,663	46,707
Amortization of acquired intangibles	7,995	5,558	22,253	16,589
Total costs of revenue	32,919	23,796	92,914	70,965
Gross profit	142,073	127,421	424,555	373,921
Operating expenses:
Sales and marketing	38,612	34,595	112,513	100,768
Product development	33,138	28,650	98,396	85,966
General and administrative	20,791	20,141	61,046	56,339
Amortization of acquired intangibles	17,668	11,716	48,825	35,330
Cyber incident and vulnerability response expenses, net	951	—	5,126	—
Restructuring expenses	843	130	6,230	784
Acquisition-related expenses	699	168	4,433	3,816
Gain on sale of assets held for sale	—	—	—	(10,770)
Total operating expenses	112,702	95,400	336,569	272,233
Income from operations	29,371	32,021	87,986	101,688
Other (expense) income:
Interest expense	(8,532)	(4,009)	(22,894)	(11,368)
Interest income and other, net	788	247	1,895	991
Foreign currency loss, net	(675)	(577)	(1,502)	(832)
Total other expense, net	(8,419)	(4,339)	(22,501)	(11,209)
Income before income taxes	20,952	27,682	65,485	90,479
Provision for income taxes	1,854	5,885	10,623	19,118
Net income	$19,098	$21,797	$54,862	$71,361
Earnings per share:
Basic	$0.44	$0.50	$1.27	$1.64
Diluted	$0.42	$0.50	$1.23	$1.61
Weighted average shares outstanding:
Basic	43,452	43,211	43,365	43,589
Diluted	44,981	43,935	44,543	44,299

Cash dividends declared per common share	$0.175	$0.175	$0.525	$0.525
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
(In thousands)	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Net income	$19,098	$21,797	$54,862	$71,361
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,667	(7,632)	5,124	(10,955)
Unrealized (loss) gain on hedging activity, net of tax benefit of $170 and $465 for the three and nine month periods ended August 31, 2023, respectively and net of tax provision of $377 and $1,542 for the three and nine month periods ended August 31, 2022, respectively	(537)	1,191	(1,476)	4,882
Unrealized loss on investments, net of tax benefit of $0 for both the three and nine month periods ended August 31, 2023, respectively and net of tax of $0 and a tax benefit of $4 for the three and nine month periods ended August 31, 2022, respectively	—	(1)	—	(13)
Total other comprehensive income (loss), net of tax	1,130	(6,442)	3,648	(6,086)
Comprehensive income	$20,228	$15,355	$58,510	$65,275

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders’ Equity

	Nine Months Ended August 31, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2022	43,257	$433	$331,650	$101,656	$(35,235)	$398,504
Issuance of stock under employee stock purchase plan	212	3	7,766	—	—	7,769
Exercise of stock options	400	4	12,157	—	—	12,161
Vesting of restricted stock units and release of deferred stock units	378	4	(4)	—	—	—
Withholding tax payments related to net issuance of RSUs	(147)	(1)	(8,100)	—	—	(8,101)
Stock-based compensation	—	—	30,111	—	—	30,111
Dividends declared	—	—	—	(23,908)	—	(23,908)
Treasury stock repurchases and retirements	(535)	(5)	(12,518)	(17,477)	—	(30,000)
Net income	—	—	—	54,862	—	54,862
Other comprehensive income	—	—	—	—	3,648	3,648
Balance, August 31, 2023	43,565	$438	$361,062	$115,133	$(31,587)	$445,046

	Three Months Ended August 31, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, June 1, 2023	43,358	$436	$347,101	$103,995	$(32,717)	$418,815
Issuance of stock under employee stock purchase plan	67	1	2,498	—	—	2,499
Exercise of stock options	140	1	1,391	—	—	1,392
Stock-based compensation	—	—	10,072	—	—	10,072
Dividends declared	—	—	—	(7,960)	—	(7,960)
Net income	—	—	—	19,098	—	19,098
Other comprehensive loss	—	—	—	—	1,130	1,130
Balance, August 31, 2023	43,565	$438	$361,062	$115,133	$(31,587)	$445,046

	Nine Months Ended August 31, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2021	44,146	$441	$354,235	$90,256	$(32,443)	$412,489
Cumulative effect of adoption of ASU 2020-06	—	—	(47,456)	4,893	—	(42,563)
Issuance of stock under employee stock purchase plan	246	2	7,235	—	—	7,237
Exercise of stock options	78	1	2,878	—	—	2,879
Vesting of restricted stock units and release of deferred stock units	188	2	(2)	—	—	—
Withholding tax payments related to net issuance of RSUs	—	—	(5,405)	—	—	(5,405)
Stock-based compensation	—	—	26,110	—	—	26,110
Dividends declared	—	—	—	(23,525)	—	(23,525)
Treasury stock repurchases and retirements	(1,660)	(16)	(19,036)	(56,472)	—	(75,524)
Net income	—	—	—	71,361	—	71,361
Other comprehensive income	—	—	—	—	(6,086)	(6,086)
Balance, August 31, 2022	42,998	$430	$318,559	$86,513	$(38,529)	$366,973

	Three Months Ended August 31, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, June 1, 2022	43,454	$435	$309,913	$93,885	$(32,087)	$372,146
Issuance of stock under employee stock purchase plan	68	—	2,024	—	—	2,024
Exercise of stock options	18	—	643	—	—	643
Stock-based compensation	—	—	8,639	—	—	8,639
Dividends declared	—	—	—	(7,783)	—	(7,783)
Treasury stock repurchases and retirements	(542)	(5)	(2,660)	(21,386)	—	(24,051)
Net income	—	—	—	21,797	—	21,797
Other comprehensive loss	—	—	—	—	(6,442)	(6,442)
Balance, August 31, 2022	42,998	$430	$318,559	$86,513	$(38,529)	$366,973

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
(In thousands)	August 31, 2023	August 31, 2022
Cash flows from operating activities:
Net income	$54,862	$71,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,690	3,682
Amortization of acquired intangibles and other	71,121	52,545
Amortization of debt discount and issuance costs on Notes	1,621	1,595
Stock-based compensation	30,111	26,110
Non-cash lease expense	6,958	5,919
Gain on sale of assets held for sale	—	(10,770)
Deferred income taxes	(18,521)	(286)
Credit losses and other sales allowances	472	710
Changes in operating assets and liabilities:
Accounts receivable	31,478	2,858
Other assets	14,294	11,174
Inventories	2,209	(1,264)
Accounts payable and accrued liabilities	(14,027)	(10,055)
Lease liabilities	(7,860)	(6,481)
Income taxes payable	2,362	(748)
Deferred revenue, net	(39,011)	5,673
Net cash flows from operating activities	140,759	152,023
Cash flows (used in) from investing activities:
Purchases of investments	(15,262)	—
Sales and maturities of investments	15,700	1,200
Purchases of property and equipment	(3,181)	(3,086)
Payments for acquisitions, net of cash acquired	(355,250)	—
Proceeds from sale of long-lived assets, net	—	25,998
Other investing activities	—	134
Net cash flows (used in) from investing activities	(357,993)	24,246
Cash flows from (used in) financing activities:
Proceeds from stock-based compensation plans	20,373	10,384
Payments for taxes related to net share settlements of equity awards	(8,101)	(5,405)
Repurchases of common stock	(30,000)	(75,524)
Dividend payments to stockholders	(23,669)	(23,351)
Proceeds from the issuance of debt	195,000	7,474
Repayment of revolving line of credit	(55,000)	—
Principal payment on term loan	(5,157)	(5,154)
Payment of debt issuance costs	—	(1,957)
Net cash flows from (used in) financing activities	93,446	(93,533)
Effect of exchange rate changes on cash and cash equivalents	5,510	(14,027)
Net (decrease) increase in cash and cash equivalents	(118,278)	68,709
Cash and cash equivalents, beginning of period	256,277	155,406
Cash and cash equivalents, end of period	$137,999	$224,115

Condensed Consolidated Statements of Cash Flows, continued

	Nine Months Ended
	August 31, 2023	August 31, 2022
Supplemental disclosure:
Cash paid for income taxes, net of refunds of $924 in 2023 and $920 in 2022	$14,640	$8,954
Cash paid for interest	$17,630	$5,470
Non-cash investing and financing activities:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$23,077	$18,204
Dividends declared and unpaid	$8,354	$8,099
See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1: Basis of Presentation

Company Overview - Progress Software Corporation ("Progress," the "Company," "we," "us," or "our") provides enterprise software products for the development, deployment and management of high-impact applications.

Our products are generally sold as perpetual licenses, but certain products also use term licensing models and our cloud-based offerings use a subscription-based model. More than half of our worldwide license revenue is realized through relationships with indirect channel partners, principally independent software vendors, original equipment manufacturers, distributors and value-added resellers. Independent software vendors develop and market applications using our technology and resell our products in conjunction with sales of their own products that incorporate our technology. Original equipment manufacturers are companies that embed our products into their own software products or devices. Value-added resellers are companies that add features or services to our product, then resell it as an integrated product or complete "turn-key" solution.

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

Note 2: Cash and Cash Equivalents

A summary of our cash and cash equivalents at August 31, 2023 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$137,889	$—	$—	$137,889
Money market funds	110	—	—	110
Total	$137,999	$—	$—	$137,999

A summary of our cash and cash equivalents at November 30, 2022 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$229,023	$—	$—	$229,023
Money market funds	27,254	—	—	27,254
Total	$256,277	$—	$—	$256,277

There were no debt securities by contractual maturity due after one year as of August 31, 2023.

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

We have designated the interest rate swap as a cash flow hedge and assess the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. To the extent that the interest rate swap is highly effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative are included as a component of other comprehensive loss on our condensed consolidated balance sheets. Although we have determined at the onset of the hedge that the interest rate swap will be a highly effective hedge throughout the term of the contract, any portion of the fair value swap subsequently determined to be ineffective will be recognized in earnings. As of August 31, 2023, the fair value of the hedge was a gain of $2.5 million, which was included in other current assets on our condensed consolidated balance sheets. The net amount of accumulated other comprehensive loss reclassified to interest expense during the nine months ended August 31, 2023 and August 31, 2022 was a decrease of $2.6 million and an increase of $1.1 million, respectively.

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

	August 31, 2023		November 30, 2022
	Notional Value	Fair Value	Notional Value	Fair Value
Interest rate swap contracts designated as cash flow hedges	$107,813	$2,466	$120,000	$4,407

Forward Contracts

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on intercompany accounts receivable and loans receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries.

All forward contracts are recorded at fair value on the consolidated balance sheets at the end of each reporting period and generally expire between 30 days and 2 years from the date the contract was entered. At August 31, 2023, $2.4 million and $0.2 million was recorded in other accrued liabilities and other current assets, respectively, on our condensed consolidated balance sheets. At November 30, 2022, $3.1 million and $0.1 million were recorded in other noncurrent liabilities and other current assets, respectively, on our condensed consolidated balance sheets.

In the three and nine months ended August 31, 2023, realized and unrealized gains of $1.1 million and $2.7 million, respectively, from our forward contracts were recognized in foreign currency loss, net, on our condensed consolidated statements of operations. In the three and nine months ended August 31, 2022, realized and unrealized losses of $5.4 million and $9.0 million, respectively, from our forward contracts were recognized in foreign currency loss, net, on our condensed consolidated statements of operations. These gains and losses were substantially offset by realized and unrealized gains and losses in the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	August 31, 2023		November 30, 2022
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$87,349	$(2,254)	$74,578	$(2,995)
Forward contracts to purchase U.S. dollars	1,243	(2)	544	(5)
Total	$88,592	$(2,256)	$75,122	$(3,000)

Note 4: Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at August 31, 2023 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$110	$110	$—	$—
Interest rate swap	2,466	—	2,466	—
Liabilities
Foreign exchange derivatives	$(2,256)	$—	$(2,256)	$—

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

Assets and Liabilities Not Carried at Fair Value

Fair Value of the Convertible Senior Notes

The fair value of our Convertible Senior Notes, with a carrying value of $354.2 million and $352.6 million, was $411.8 million and $376.0 million as of August 31, 2023 and November 30, 2022, respectively. The fair value was determined based on the quoted price in an over-the-counter market on the last trading day of the reporting period and classified within Level 1 in the fair value hierarchy.

Fair Value of Other Long-term Debt

The fair value of the borrowing outstanding detail in Note 7 approximates the carrying value of the debt due to variable rates that are applicable and no significant change in our credit ratings.

Fair Value of Other Financial Assets and Liabilities

The carrying amounts of other financial assets and liabilities including cash, accounts receivable, unbilled accounts receivable, accounts payable, and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization or settlement.

Note 5: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes (in thousands):

	August 31, 2023			November 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$280,000	$(173,129)	$106,871	$212,700	$(150,877)	$61,823
Customer-related	457,608	(205,298)	252,310	306,308	(162,341)	143,967
Trademarks and trade names	50,111	(30,468)	19,643	37,611	(26,046)	11,565
Non-compete agreement	—	—	—	2,000	(2,000)	—
Total	$787,719	$(408,895)	$378,824	$558,619	$(341,264)	$217,355

In the three and nine months ended August 31, 2023, amortization expense related to intangible assets was $25.7 million and $71.1 million, respectively. In the three and nine months ended August 31, 2022, amortization expense related to intangible assets was $17.3 million and $51.9 million, respectively.

Future amortization expense for intangible assets as of August 31, 2023, is as follows (in thousands):

Remainder of 2023	$25,391
2024	88,934
2025	78,424
2026	69,368
2027	44,598
Thereafter	72,109
Total	$378,824

Goodwill

Changes in the carrying amount of goodwill in the nine months ended August 31, 2023 are as follows (in thousands):

Balance, December 1, 2022	$671,037
Additions(1)	155,014
Translation adjustments	(3)
Balance, August 31, 2023	$826,048
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

The allocation of the purchase price is as follows (in thousands):

	Initial Purchase Price Allocation	Measurement Period Adjustments	Adjusted Purchase Price Allocation	Life
Net working capital	$49,477	$(1,063)	$48,414
Property, plant and equipment	723	—	723
Purchased technology	67,600	(300)	67,300	7 years
Trade name	12,500	—	12,500	7 years
Customer relationships	162,200	(10,900)	151,300	7 years
Other assets, including long-term unbilled receivables	6,172	(1,401)	4,771
Deferred taxes	(17,441)	(957)	(18,398)
Deferred revenue	(33,116)	—	(33,116)
Goodwill	140,964	14,050	155,014
Net assets acquired	$389,079	$(571)	$388,508

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

We recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. We believe that the investment value of the future enhancement of our product and solution offerings created as a result of this acquisition has principally contributed to a purchase price that resulted in the recognition of $155.0 million of goodwill, which is not deductible for tax purposes.

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) and certain acquisition restructuring and related charges are not included as a component of consideration transferred but are required to be expensed as incurred. During the three and nine months ended August 31, 2023, we incurred approximately $0.6 million and $4.1 million, respectively, of acquisition-related costs, which are included in acquisition-related expenses on our consolidated statement of operations.

The amount of revenue of MarkLogic included in our consolidated statement of operations during the three and nine months ended August 31, 2023, was approximately $20.4 million and $50.7 million, respectively. We determined that disclosing the amount of MarkLogic related earnings included in the consolidated statement of operations is impracticable, as certain operations of MarkLogic were integrated into the operations of the Company from the date of acquisition.

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

(in thousands, except per share data)	Pro Forma Three Months Ended August 31, 2022
Revenue	$174,676
Net income	$16,141
Net income per basic share	$0.37
Net income per diluted share	$0.37

(in thousands, except per share data)	Pro Forma Nine Months Ended August 31, 2023	Pro Forma Nine Months Ended August 31, 2022
Revenue	$556,319	$511,609
Net income	$64,094	$48,516
Net income per basic share	$1.48	$1.11
Net income per diluted share	$1.44	$1.10

Note 7: Debt

As of August 31, 2023, future maturities of the Company's long-term debt were as follows:

(In thousands)	2026 Notes	Revolving Line of Credit	Term Loan	Total
Remainder of 2023	$—	$—	$1,719	$1,719
2024	—	—	13,750	13,750
2025	—	—	20,625	20,625
2026	360,000	—	20,625	380,625
2027	—	140,000	206,250	346,250
Total face value of long-term debt	360,000	140,000	262,969	762,969
Unamortized discount and issuance costs	(5,754)	—	(2,191)	(7,945)
Less current portion of long-term debt, net	—	—	(11,390)	(11,390)
Long-term debt	$354,246	$140,000	$249,388	$743,634

The revolving line of credit has a term that ends on January 25, 2027, at which time all amounts outstanding must be repaid.

Note 8: Common Stock Repurchases

In January 2023, our Board of Directors increased the share repurchase authorization by $150.0 million, to an aggregate authorization of $228.0 million. In the three months ended August 31, 2023, we did not repurchase and retire any shares of our common stock. In the three months ended August 31, 2022, we repurchased and retired 0.5 million shares for $24.1 million. In the nine months ended August 31, 2023 and August 31, 2022, we repurchased and retired 0.5 million shares for $30.0 million and 1.7 million shares for $75.5 million, respectively. The shares were repurchased in both periods as part of our Board of Directors authorized share repurchase program. As of August 31, 2023, there was $198.0 million remaining under the current authorization.

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

The following table provides the classification of stock-based compensation as reflected on our condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Cost of maintenance and services	$797	$527	$2,146	$1,410
Sales and marketing	1,763	1,331	5,027	3,423
Product development	3,065	2,586	9,112	7,548
General and administrative	4,447	4,195	13,826	13,729
Total stock-based compensation	$10,072	$8,639	$30,111	$26,110

Note 10: Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss during the nine months ended August 31, 2023 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Losses on Investments	Unrealized Gain (Losses) on Hedging Activity	Accumulated Other Comprehensive Loss
Balance, December 1, 2022	$(38,523)	$(61)	$3,349	$(35,235)
Other comprehensive income (loss) before reclassifications, net of tax	5,124	—	(1,476)	3,648
Balance, August 31, 2023	$(33,399)	$(61)	$1,873	$(31,587)

The tax effect on accumulated unrealized gains (losses) on hedging activity and unrealized losses on investments was a tax provision of $0.7 million and $1.1 million as of August 31, 2023 and November 30, 2022, respectively.

Note 11: Revenue Recognition

Timing of Revenue Recognition

Our revenues are derived from licensing our products, and from related services, which consist of maintenance, hosting services, and consulting and education. Information relating to revenue from external customers by revenue type is as follows (in thousands):

	Three Months Ended		Nine Months Ended
(In thousands)	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Performance obligations transferred at a point in time:
Software licenses	$50,544	$47,618	$164,519	$135,182
Performance obligations transferred over time:
Maintenance	105,164	91,043	299,917	272,337
Services	19,284	12,556	53,033	37,367
Total revenue	$174,992	$151,217	$517,469	$444,886

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

	Three Months Ended		Nine Months Ended
(In thousands)	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
North America	$101,923	$84,826	$306,483	$248,313
EMEA	56,779	52,670	166,369	156,006
Latin America	6,318	4,577	15,297	13,138
Asia Pacific	9,972	9,144	29,320	27,429
Total revenue	$174,992	$151,217	$517,469	$444,886

No single customer, partner, or country outside the U.S. has accounted for more than 10% of our total revenue for the three and nine months ended August 31, 2023 and August 31, 2022.

Contract Balances

Unbilled Receivables and Contract Assets

As of August 31, 2023, billing of our long-term unbilled receivables is expected to occur as follows (in thousands):

2024	$7,491
2025	16,058
2026	9,569
2027	3
Total	$33,121

Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. We did not have any net contract assets as of August 31, 2023 or November 30, 2022.

Deferred Revenue

Deferred revenue expected to be recognized as revenue more than one year subsequent to the balance sheet date is included in long-term liabilities on the consolidated balance sheets. Our deferred revenue balance is primarily made up of deferred maintenance.

As of August 31, 2023, the changes in net deferred revenue were as follows (in thousands):

Balance, December 1, 2022	$282,440
Billings and other	514,797
Revenue recognized	(517,469)
Balance, August 31, 2023	$279,768

As of August 31, 2023, transaction price allocated to remaining performance obligations was $288 million. We expect to recognize approximately 77% of the revenue within the next year and the remainder thereafter.

Deferred Contract Costs

Certain of our sales incentive programs meet the requirements to be capitalized. Depending upon the sales incentive program and the related revenue arrangement, such capitalized costs are amortized over the longer of (i) the product life, which is generally three to five years; or (ii) the term of the related revenue contract. We determined that a three to five year product life represents the period of benefit that we receive from these incremental costs based on both qualitative and quantitative factors, which include customer contracts, industry norms, and product upgrades. Total deferred contract costs were $8.0 million and $8.8 million as of August 31, 2023 and November 30, 2022, respectively, and are included in other current assets and other assets on our condensed consolidated balance sheets. Amortization of deferred contract costs is included in sales and marketing expense on our condensed consolidated statement of operations and was minimal in all periods presented.

Note 12: Restructuring Charges

The following table provides a summary of activity for our restructuring actions (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2022	$3,870	$30	$3,900
Costs incurred	644	5,586	6,230
Cash disbursements	(1,146)	(3,836)	(4,982)
Translation and other adjustments	—	19	19
Balance, August 31, 2023	$3,368	$1,799	$5,167

During fiscal year 2023, we restructured our operations in connection with the acquisition and subsequent integration of MarkLogic, which resulted in a reduction in redundant positions, primarily within administrative functions. Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2023. We expect to incur additional expenses as part of these actions related to employee costs and facility closures during fiscal year 2024, but we do not expect these costs to be material.

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

	Three Months Ended		Nine Months Ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Net income	$19,098	$21,797	$54,862	$71,361
Weighted average shares outstanding	43,452	43,211	43,365	43,589
Basic earnings per common share	$0.44	$0.50	$1.27	$1.64

Diluted earnings per common share:
Net income	$19,098	$21,797	$54,862	$71,361
Weighted average shares outstanding	43,452	43,211	43,365	43,589
Effect of dilution from common stock equivalents	1,353	724	1,178	710
Effect of dilution from if-converted Convertible Senior Notes	176	—	—	—
Diluted weighted average shares outstanding	44,981	43,935	44,543	44,299
Diluted earnings per share	$0.42	$0.50	$1.23	$1.61

We excluded stock awards representing approximately 252,000 and 286,000 shares of common stock from the calculation of diluted earnings per share in the three and nine months ended August 31, 2023, respectively, as these awards were anti-dilutive. We excluded stock awards representing approximately 1,777,000 and 1,739,000 shares of common stock from the calculation of diluted earnings per share in the three and nine months ended August 31, 2022, respectively, as these awards were anti-dilutive.

The dilutive impact of the Notes on our calculation of diluted earnings per share is considered using the if-converted method. For the three months ended August 31, 2023, the average daily closing price of the Company's common stock was greater than the conversion price for the Notes outstanding as of August 31, 2023. Therefore, for this period, the Company applied the if-converted method for calculating diluted earnings per common share. During the nine months ended August 31, 2023, the average daily closing price of the Company's common stock was less than the conversion price for the Notes. Therefore, for this period, the Notes had no impact on the computation of diluted earnings per common share.

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

Note 15: Cyber Related Matters

November 2022 Cyber Incident

Following the detection of irregular activity on certain portions of our corporate network, we engaged outside cybersecurity experts and other incident response professionals to conduct a forensic investigation and assess the extent and scope of the cyber incident. Costs for this cyber incident were primarily related to the engagement of external cybersecurity experts and other incident response professionals. We did not incur any meaningful costs related to this cyber incident for the three months ended August 31, 2023. For the nine months ended August 31, 2023, we incurred $4.2 million of costs related to this cyber incident. Costs are provided net of received and expected insurance recoveries of approximately $3.0 million, which was recognized during the first quarter of fiscal year 2023. The timing of recognizing insurance recoveries may differ from the timing of recognizing the associated expenses.

MOVEit Vulnerability

As previously reported, on the evening of May 28, 2023, our MOVEit technical support team received an initial customer support call indicating unusual activity within their MOVEit Transfer instance. An investigative team was mobilized and, on May 30, 2023, the investigative team discovered a zero-day vulnerability in MOVEit Transfer (including our cloud-hosted version of MOVEit Transfer known as MOVEit Cloud). The investigative team determined the zero-day vulnerability (the “MOVEit Vulnerability”) could provide for unauthorized escalated privileges and access to the customer’s underlying environment in both MOVEit Transfer (the on-premise version) and MOVEit Cloud (a cloud-hosted version of MOVEit Transfer that we deploy in both (i) a public cloud format, as well as (ii) for a small group of customers, in customer-dedicated cloud instances that are hosted, separate and apart from the public instances of our MOVEit Cloud platform).

We will continue to assess the potential impact of the MOVEit Vulnerability on our business, operations, and financial results. MOVEit Transfer and MOVEit Cloud represented less than 4% in aggregate of our revenue for the nine months ended August 31, 2023.

Litigation and Governmental Investigations

As of the date of the issuance of the financial statements, (i) we have received formal letters from 23 customers and others that claim to have been impacted by the MOVEit Vulnerability, some of which have indicated that they intend to seek indemnification from us related to the MOVEit Vulnerability, (ii) we have received a letter from an insurer providing for notice of a subrogation claim (where the insurer is seeking recovery for all expenses incurred in connection with the MOVEit Vulnerability), and (iii) we are party to 58 class action lawsuits filed by individuals who claim to have been impacted by the exfiltration of data from the environments of our MOVEit Transfer customers (on October 4, 2023, the Judicial Panel on Multidistrict Litigation issued an order consolidating litigation relating to the MOVEit Vulnerability where we are a party in the United States District Court, District of Massachusetts).

We have also been cooperating with several inquiries from domestic and foreign data privacy regulators, inquiries from several state attorneys general, as well as formal investigations from: (i) a U.S. federal law enforcement agency (as of the date of the filing of this report, the law enforcement investigation that we are cooperating with is not an enforcement action or formal governmental investigation of which we have been told that we are a target), and (ii) the SEC (as further described hereafter). On October 2, 2023, Progress received a subpoena from the SEC seeking various documents and information relating to the MOVEit Vulnerability. As described in the cover letter accompanying the subpoena, at this stage, the SEC investigation is a fact-finding inquiry, the investigation does not mean that Progress or anyone else has violated federal securities laws, and the investigation does not mean that the SEC has a negative opinion of any person, entity, or security. Progress intends to cooperate fully with the SEC in its investigation.

Expenses Incurred and Future Costs

For the three and nine months ended August 31, 2023, we incurred $1.0 million of costs related to the MOVEit Vulnerability. The costs recognized are net of received and expected insurance recoveries of approximately $1.9 million, which was recognized during the third quarter of fiscal year 2023. The timing of recognizing insurance recoveries may differ from the timing of recognizing the associated expenses. We expect to incur investigation, legal and professional services expenses associated with the MOVEit Vulnerability in future periods. We will recognize these expenses as services are received, net of received and expected insurance recoveries. While a loss from these matters is possible, we cannot reasonably estimate a range of possible losses at this time, particularly while the foregoing matters remain ongoing. Furthermore, with respect to the litigation, the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved. Also, each of the governmental inquiries and investigations mentioned above could result in adverse judgements, settlements, fines, penalties, or other resolutions, the amount, scope and timing of which could be material, but which we are currently unable to predict. Therefore, we have not recorded a loss contingency liability for the MOVEit Vulnerability as of August 31, 2023.

Insurance Coverage

During the period when the November 2022 cyber incident and the MOVEit Vulnerability occurred, we maintained $15.0 million of cybersecurity insurance coverage, which is expected to reduce our exposure to expenses and liabilities arising from these events. As of August 31, 2023, we have recorded approximately $4.9 million in insurance recoveries, of which $3.0 million was related to the November 2022 cyber incident and $1.9 million was related to the May 2023 MOVEit Vulnerability, providing us with $10.1 million of additional cybersecurity insurance coverage (which is subject to a $0.5 million retention per claim). We will pursue recoveries to the maximum extent available under our insurance policies.

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

Overview

Progress provides enterprise software products for the development, deployment and management of high-impact business applications.

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

Results of Operations

Revenue

	Three Months Ended		% Change
(In thousands)	August 31, 2023	August 31, 2022	As Reported	Constant Currency
Revenue	$174,992	$151,217	16%	14%

	Nine Months Ended		% Change
(In thousands)	August 31, 2023	August 31, 2022	As Reported	Constant Currency
Revenue	$517,469	$444,886	16%	16%

Total revenue increased as compared to the same periods last year primarily due to our acquisition of MarkLogic in February 2023, as well as increases in our OpenEdge and Kemp product offerings. In the third fiscal quarter, these increases were partially offset by a decrease in our DataDirect and Chef product offerings. In the first nine months of fiscal year 2023, there was also an increase in our DataDirect, Sitefinity, DevTools, and Chef product offerings.

Software License Revenue

	Three Months Ended		% Change
(In thousands)	August 31, 2023	August 31, 2022	As Reported	Constant Currency
Software licenses	$50,544	$47,618	6%	4%
As a percentage of total revenue	29%	31%

	Nine Months Ended		% Change
(In thousands)	August 31, 2023	August 31, 2022	As Reported	Constant Currency
Software licenses	$164,519	$135,182	22%	22%
As a percentage of total revenue	32%	30%

Software license revenue increased as compared to the same periods last year primarily due to our acquisition of MarkLogic in February 2023, as well as increases in our OpenEdge and Kemp product offerings. In the third fiscal quarter, these increases were partially offset by decreases in our DataDirect and Chef product offerings. In the first nine months of fiscal year 2023, there was also an increase in our DataDirect product offerings.

Maintenance and Services Revenue

	Three Months Ended		% Change
(In thousands)	August 31, 2023	August 31, 2022	As Reported	Constant Currency
Maintenance	$105,164	$91,043	16%	14%
As a percentage of total revenue	60%	60%
Services	19,284	12,556	54%	52%
As a percentage of total revenue	11%	9%
Total maintenance and services revenue	$124,448	$103,599	20%	19%
As a percentage of total revenue	71%	69%

	Nine Months Ended		% Change
(In thousands)	August 31, 2023	August 31, 2022	As Reported	Constant Currency
Maintenance	$299,917	$272,337	10%	10%
As a percentage of total revenue	58%	61%
Services	53,033	37,367	42%	42%
As a percentage of total revenue	10%	9%
Total maintenance and services revenue	$352,950	$309,704	14%	14%
As a percentage of total revenue	68%	70%

Maintenance revenue increased as compared to the same periods last year primarily due to our acquisition of MarkLogic in February 2023, as well as increases in our OpenEdge and Chef product offerings. Services revenue increased as compared to the same periods last year primarily due to increased services revenue from our acquisition of MarkLogic, partially offset by a decrease in our Chef product offerings. The maintenance increase in the third quarter of fiscal year 2023 was also due to the positive impact of foreign exchange in our EMEA region. The maintenance increase in the first nine months of fiscal year 2023 was partially offset by a decrease in our Kemp product offerings. The services increase in the first nine months of fiscal year 2023 was also due to increases in our Sitefinity and DevTools product offerings.

Revenue by Region

	Three Months Ended		% Change
(In thousands)	August 31, 2023	August 31, 2022	As Reported	Constant Currency
North America	$101,923	$84,826	20%	20%
As a percentage of total revenue	58%	56%
Europe, the Middle East and Africa ("EMEA")	$56,779	$52,670	8%	4%
As a percentage of total revenue	32%	35%
Latin America	$6,318	$4,577	38%	32%
As a percentage of total revenue	4%	3%
Asia Pacific	$9,972	$9,144	9%	10%
As a percentage of total revenue	6%	6%

	Nine Months Ended		% Change
(In thousands)	August 31, 2023	August 31, 2022	As Reported	Constant Currency
North America	$306,483	$248,313	23%	23%
As a percentage of total revenue	59%	56%
Europe, the Middle East and Africa ("EMEA")	$166,369	$156,006	7%	7%
As a percentage of total revenue	32%	35%
Latin America	$15,297	$13,138	16%	14%
As a percentage of total revenue	3%	3%
Asia Pacific	$29,320	$27,429	7%	8%
As a percentage of total revenue	6%	6%

Total revenue generated in North America increased $17.1 million and $58.2 million in the third quarter and first nine months of fiscal year 2023, respectively. The increase was primarily due to our acquisition of MarkLogic and increased revenue from our OpenEdge product offering. The increases in revenue over both periods in EMEA was primarily due to our acquisition of MarkLogic and increased revenue from our OpenEdge and Kemp product offerings. The increases in both periods in revenue in Latin America were primarily due to increases in our OpenEdge product offerings. The increases in revenue generated in Asia Pacific in both periods were due to increases in our Chef and Kemp product offerings.

In the first nine months of fiscal year 2023 revenue generated in markets outside North America represented 41% of total revenue on an actual and constant currency basis. In the first nine months of fiscal year 2022 revenue generated in markets outside North America represented 44% of total revenue on an actual and a constant currency basis.

Cost of Software Licenses

	Three Months Ended				Nine Months Ended
(In thousands)	August 31, 2023	August 31, 2022	Change		August 31, 2023	August 31, 2022	Change
Cost of software licenses	$2,732	$2,477	$255	10%	$7,998	$7,669	$329	4%
As a percentage of software license revenue	5%	5%			5%	6%
As a percentage of total revenue	2%	2%			2%	2%

Cost of software licenses consists primarily of costs of inventories, royalties, electronic software distribution, duplication, and packaging. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of Maintenance and Services

	Three Months Ended				Nine Months Ended
(In thousands)	August 31, 2023	August 31, 2022	Change		August 31, 2023	August 31, 2022	Change
Cost of maintenance and services	$22,192	$15,761	$6,431	41%	$62,663	$46,707	$15,956	34%
As a percentage of maintenance and services revenue	18%	15%			18%	15%
As a percentage of total revenue	13%	10%			12%	10%
Components of cost of maintenance and services:
Personnel related costs	$16,578	$11,338	$5,240	46%	$46,367	$33,175	$13,192	40%
Contractors and outside services	3,650	2,956	694	23%	10,467	9,178	1,289	14%
Hosting and other	1,964	1,467	497	34%	5,829	4,354	1,475	34%
Total cost of maintenance and services	$22,192	$15,761	$6,431	41%	$62,663	$46,707	$15,956	34%

Cost of maintenance and services consists primarily of costs of providing customer support, consulting, and education. The increases in all periods were primarily due to increased headcount, contractor and outside services costs, and hosting costs resulting from our acquisition of MarkLogic.

Amortization of Intangibles

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2023	August 31, 2022	% Change	August 31, 2023	August 31, 2022	% Change
Amortization of intangibles	$7,995	$5,558	44%	$22,253	$16,589	34%
As a percentage of total revenue	5%	4%		4%	4%

Amortization of intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. The increases in all periods are due to the acquisition of MarkLogic.

Gross Profit

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2023	August 31, 2022	% Change	August 31, 2023	August 31, 2022	% Change
Gross profit	$142,073	$127,421	11%	$424,555	$373,921	14%
As a percentage of total revenue	81%	84%		82%	84%

Our gross profit increased in all periods primarily due to the increases in revenue, offset by the increases in costs of software licenses, costs of maintenance and services and the amortization of intangibles, each as described above.

Sales and Marketing

	Three Months Ended				Nine Months Ended
(In thousands)	August 31, 2023	August 31, 2022	Change		August 31, 2023	August 31, 2022	Change
Sales and marketing	$38,612	$34,595	$4,017	12%	$112,513	$100,768	$11,745	12%
As a percentage of total revenue	22%	23%			22%	23%
Components of sales and marketing:
Personnel related costs	$33,919	$29,994	$3,925	13%	$98,243	$86,145	$12,098	14%
Contractors and outside services	785	592	193	33%	2,990	2,171	819	38%
Marketing programs and other	3,908	4,009	(101)	(3)%	11,280	12,452	(1,172)	(9)%
Total sales and marketing	$38,612	$34,595	$4,017	12%	$112,513	$100,768	$11,745	12%

Sales and marketing expenses increased in all periods primarily due to increased personnel related costs associated with our acquisition of MarkLogic, as well as increases in contractors and outside services costs, partially offset by decreases in marketing and sales events costs.

Product Development

	Three Months Ended				Nine Months Ended
(In thousands)	August 31, 2023	August 31, 2022	Change		August 31, 2023	August 31, 2022	Change
Product development costs	$33,138	$28,650	$4,488	16%	$98,396	$85,966	$12,430	14%
As a percentage of total revenue	19%	19%			19%	19%
Components of product development costs:
Personnel related costs	$31,528	$28,044	$3,484	12%	$94,647	$83,277	$11,370	14%
Contractors and outside services	1,376	275	1,101	400%	3,166	1,989	1,177	59%
Other product development costs	234	331	(97)	(29)%	583	700	(117)	(17)%
Total product development costs	$33,138	$28,650	$4,488	16%	$98,396	$85,966	$12,430	14%

Product development expenses increased in all periods primarily due to increased personnel related costs associated with our acquisition of MarkLogic, as well as an increase in contractors and outside services costs, partially offset by decreases in other product development costs.

General and Administrative

	Three Months Ended				Nine Months Ended
(In thousands)	August 31, 2023	August 31, 2022	Change		August 31, 2023	August 31, 2022	Change
General and administrative	$20,791	$20,141	$650	3%	$61,046	$56,339	$4,707	8%
As a percentage of total revenue	12%	13%			12%	13%
Components of general and administrative:
Personnel related costs	$15,871	$14,798	$1,073	7%	$49,146	$44,600	$4,546	10%
Contractors and outside services	3,592	2,152	1,440	67%	9,271	6,481	2,790	43%
Other general and administrative costs	1,328	3,191	(1,863)	(58)%	2,629	5,258	(2,629)	(50)%
Total cost of general and administrative	$20,791	$20,141	$650	3%	$61,046	$56,339	$4,707	8%

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

Amortization of Intangibles

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2023	August 31, 2022	% Change	August 31, 2023	August 31, 2022	% Change
Amortization of intangibles	$17,668	$11,716	51%	$48,825	$35,330	38%
As a percentage of total revenue	10%	8%		9%	8%

Amortization of intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of intangibles increased due to the addition of MarkLogic intangible assets, as discussed above.

Cyber Incident and Vulnerability Response Expenses, Net

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2023	August 31, 2022	% Change	August 31, 2023	August 31, 2022	% Change
Cyber incident and vulnerability response expenses, net	$951	$—	*	$5,126	$—	*
As a percentage of total revenue	1%	—%		1%	—%
*not meaningful

As previously disclosed, following (i) the detection of irregular activity on certain portions of our corporate network that was disclosed on December 19, 2022, and (ii) the discovery of the MOVEit Vulnerability that was disclosed on June 5, 2023, in each instance, we engaged outside cybersecurity experts and other incident response professionals to conduct a forensic investigation and assess the extent and scope of these matters. Cyber incident and MOVEit Vulnerability costs relate to the engagement of external cybersecurity experts and other incident response professionals and are net of received and expected insurance recoveries.

Restructuring Expenses

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2023	August 31, 2022	% Change	August 31, 2023	August 31, 2022	% Change
Restructuring expenses	$843	$130	*	$6,230	$784	*
As a percentage of total revenue	—%	—%		1%	—%
*not meaningful

Restructuring expenses recorded in the third fiscal quarter and first nine months of fiscal year 2023 relate to the restructuring activities that occurred in the first and fourth quarters of fiscal years 2023 and 2020, respectively, resulting from the acquisitions of MarkLogic and Chef, respectively. Restructuring expenses recorded in the third quarter of fiscal year 2022 are comprised mostly of costs related to the acquisition of Kemp and the Chef restructuring action of 2020. See the Liquidity and Capital Resources section of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition-Related Expenses

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2023	August 31, 2022	% Change	August 31, 2023	August 31, 2022	% Change
Acquisition-related expenses	$699	$168	*	$4,433	$3,816	16%
As a percentage of total revenue	—%	—%		1%	1%
*not meaningful

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs consist of professional service fees, including third-party legal and valuation-related fees. Acquisition-related expenses increased due to our acquisition of MarkLogic. Acquisition-related expenses in the same periods of fiscal year 2022 were primarily related to our pursuit of other acquisition opportunities, as well as the acquisition of Kemp.

Gain on Sale of Assets Held for Sale

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2023	August 31, 2022	% Change	August 31, 2023	August 31, 2022	% Change
Gain on sale of assets held for sale	$—	$—	*	$—	$(10,770)	*
As a percentage of total revenue	—%	—%		—%	2%
*not meaningful

In the second quarter of fiscal year 2022, we sold corporate land and building assets previously reported as assets held for sale on our consolidated balance sheet. As the sale price less cost to sell was greater than the carrying value of these assets we recognized a net gain on the sale of approximately $10.8 million in the second quarter of fiscal year 2022.

Income from Operations

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2023	August 31, 2022	% Change	August 31, 2023	August 31, 2022	% Change
Income from operations	$29,371	$32,021	(8)%	$87,986	$101,688	(13)%
As a percentage of total revenue	17%	21%		17%	23%

Income from operations decreased in the third quarter and first nine months of fiscal year 2023 due to an increase in costs of revenue and operating expenses, offset by increased revenue, as shown above.

Other (Expense) Income, Net

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2023	August 31, 2022	% Change	August 31, 2023	August 31, 2022	% Change
Interest expense	$(8,532)	$(4,009)	113%	$(22,894)	$(11,368)	101%
Interest income and other, net	788	247	219%	1,895	991	91%
Foreign currency loss, net	(675)	(577)	17%	(1,502)	(832)	81%
Total other expense, net	$(8,419)	$(4,339)	94%	$(22,501)	$(11,209)	101%
As a percentage of total revenue	(5)%	(3)%		(4)%	(3)%

Other expense, net, increased in both periods shown primarily due to increased interest expense on our term loan and our revolving line of credit, which we drew on to fund part of our acquisition of MarkLogic. Interest income and other, net increased due to our acquisition of MarkLogic. Foreign currency loss increased in all periods shown.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2023	August 31, 2022	% Change	August 31, 2023	August 31, 2022	% Change
Provision for income taxes	$1,854	$5,885	(68)%	$10,623	$19,118	(44)%
As a percentage of income before income taxes	9%	21%		16%	21%

Our effective tax rate was 9% and 16% for the three and nine months ended August 31, 2023, respectively and 21% for both the three and nine months ended August 31, 2022. The primary reason for the decrease in the effective rate was due to discrete tax benefits related to stock-based compensation and the impacts of Notice 2023-55, which was issued by the Internal Revenue Service during July 2023 and provides temporary relief for taxpayers in determining whether a foreign tax is eligible for a foreign tax credit under Sections 901 and 903 of the Internal Revenue Code. There were no significant discrete tax items in the three or nine months ended August 31, 2022.

Net Income

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2023	August 31, 2022	% Change	August 31, 2023	August 31, 2022	% Change
Net income	$19,098	$21,797	(12)%	$54,862	$71,361	(23)%
As a percentage of total revenue	11%	14%		11%	16%

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

Our ARR was $577.0 million and $488.0 million as of August 31, 2023 and 2022, respectively, which is an increase of 18% year-over-year. The growth in our ARR is primarily driven by the acquisition of MarkLogic.

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

Our net retention rates have generally ranged between 100% and 102% for all periods presented. Our high net retention rates illustrate our predictable and durable top line performance.

Liquidity and Capital Resources

Cash and Cash Equivalents

(In thousands)	August 31, 2023	November 30, 2022
Cash and cash equivalents	$137,999	$256,277

The decrease in cash and cash equivalents of $118.3 million from the end of fiscal year 2022 was due to cash outflows of $355.3 million for cash paid for acquisitions, net of cash acquired, repayment of the revolving line of credit of $55.0 million, repurchases of common stock of $30.0 million, dividend payments of $23.7 million, payments of debt obligations of $5.2 million, and purchases of property and equipment of $3.2 million. These cash outflows were offset by proceeds from the issuance of debt of $195.0 million to partially fund the acquisition of MarkLogic, cash inflows from operations of $140.8 million, $12.3 million in cash received from the issuance of common stock, and the effect of exchange rates on cash of $5.5 million. Except as described below, there are no limitations on our ability to access our cash and cash equivalents.

As of August 31, 2023, $84.4 million of our cash and cash equivalents was held by our foreign subsidiaries. Foreign cash includes unremitted foreign earnings, which are invested indefinitely outside of the U.S. As such, the foreign cash is not available to fund our domestic operations. If we were to repatriate these earnings, we may be subject to income tax withholding in certain tax jurisdictions and a portion of the repatriated earnings may be subject to U.S. income tax. However, we do not anticipate that this would have a material adverse impact on our liquidity.

Share Repurchase Program

In January 2023, our Board of Directors increased our share repurchase authorization by $150 million, to an aggregate authorization of $228.0 million. In the nine months ended August 31, 2023 and August 31, 2022, we repurchased and retired 0.5 million shares for $30.0 million and 1.7 million shares for $75.5 million, respectively. The shares were repurchased in both periods as part of our Board of Directors authorized share repurchase program. As of August 31, 2023, there was $198.0 million remaining under the current authorization.

Dividends

On September 20, 2023, our Board of Directors declared a quarterly dividend of $0.175 per share of common stock, which will be paid on December 15, 2023 to stockholders of record as of the close of business on December 1, 2023. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Restructuring Activities

See Note 12 to the condensed consolidated financial statements.

Long-term Debt and Credit Facility

See Note 7 to the condensed consolidated financial statements.

Cash Flows From Operating Activities

	Nine Months Ended
(In thousands)	August 31, 2023	August 31, 2022
Net income	$54,862	$71,361
Non-cash reconciling items included in net income	96,452	79,505
Changes in operating assets and liabilities	(10,555)	1,157
Net cash flows from operating activities	$140,759	$152,023

In the first nine months of fiscal year 2023, operating cash flows decreased as a result of higher operating expenses, due to the acquisition of MarkLogic, higher interest expense on debt, and an increase in cash paid for income taxes, as compared to the same period in 2022, partially offset by higher billings and collections. Our gross accounts receivable as of August 31, 2023, decreased by $2.0 million from the end of fiscal year 2022 and our days sales outstanding (DSO) in accounts receivable increased to 49 days from 48 days in the third fiscal quarter of 2022 due to the timing of billings and collections.

Cash Flows (Used in) From Investing Activities

	Nine Months Ended
(In thousands)	August 31, 2023	August 31, 2022
Net investment activity	$438	$1,200
Purchases of property and equipment	(3,181)	(3,086)
Payments for acquisitions, net of cash acquired	(355,250)	—
Proceeds from sale of long-lived assets, net	—	25,998
Other investing activities	—	134
Net cash flows (used in) from investing activities	$(357,993)	$24,246

Net cash outflows and inflows of our net investment activity are generally a result of the timing of our purchases and maturities of securities, which are classified as cash equivalents or short-term securities. In the first nine months of fiscal year 2023, we had payments for acquisitions net of cash acquired of $355.3 million. We also purchased $3.2 million of property and equipment in the first nine months of fiscal year 2023, as compared to $3.1 million in the first nine months of fiscal year 2022. In the second quarter of fiscal year 2022 we received $26.0 million net proceeds from the sale of long-lived assets.

Cash Flows From (Used in) Financing Activities

	Nine Months Ended
(In thousands)	August 31, 2023	August 31, 2022
Proceeds from stock-based compensation plans	$20,373	$10,384
Repurchases of common stock	(30,000)	(75,524)
Proceeds from the issuance of debt	195,000	7,474
Payment of debt issuance costs	—	(1,957)
Repayment of revolving line of credit	(55,000)	—
Principal payment on term loan	(5,157)	(5,154)
Dividend payments to stockholders	(23,669)	(23,351)
Other financing activities	(8,101)	(5,405)
Net cash flows from (used in) financing activities	$93,446	$(93,533)

During the first nine months of fiscal year 2023, we received $195.0 million in net proceeds from the issuance of debt to partially fund the acquisition of MarkLogic. During the first nine months of fiscal year 2022, we received $7.5 million in net proceeds from the issuance of debt in connection with our amended term loan. We received $20.4 million from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $10.4 million in the first nine months of fiscal year 2022. Further, we repurchased $30.0 million of our common stock under our share repurchase plan compared to $75.5 million in the same period of the prior year. We also made payments on our long-term debt of $60.2 million (including a $55.0 million repayment on the revolving line of credit) in the first nine months of fiscal year 2023 and $5.2 million in the same period in 2022. Finally, we made dividend payments of $23.7 million to our stockholders during the first nine months of fiscal year 2023 and $23.4 million in the first nine months of fiscal year 2022.

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

Legal and Other Regulatory Matters

See discussion below in Recent Developments: MOVEit Vulnerability for a discussion of the legal proceedings related to the MOVEit Vulnerability.

Recent Accounting Pronouncements

Refer to Note 1 - Nature of Business and Basis of Presentation (Part I, Item 1 of this Form 10-Q) for further discussion.

Recent Developments: MOVEit Vulnerability

Description of Event

As disclosed via a Form 8-K filed on June 5, 2023, on the evening of May 28, 2023 (Eastern Time), our MOVEit technical support team received an initial customer support call indicating unusual activity within their MOVEit Transfer instance. An investigative team was mobilized and, on May 30, 2023, the investigative team discovered a zero-day vulnerability in MOVEit Transfer (including our cloud-hosted version of MOVEit Transfer known as MOVEit Cloud). The investigative team determined the zero-day vulnerability (the “MOVEit Vulnerability”) could provide for unauthorized escalated privileges and access to the customer’s underlying environment in both MOVEit Transfer (the on-premise version) and MOVEit Cloud (a cloud-hosted version of MOVEit Transfer that we deploy in both (i) a public cloud format, as well as, (ii) for a small group of customers, in customer-dedicated cloud instances that are hosted, separate and apart from the public instances of our MOVEit Cloud platform). We promptly took down MOVEit Cloud for further investigation and notified all then-known current and former MOVEit Transfer and MOVEit Cloud customers in order to apprise them of the MOVEit Vulnerability and alert them to immediate remedial actions. In parallel, our team developed a patch for all supported versions of MOVEit Transfer and MOVEit Cloud, which was released on May 31, 2023, and allowed for the restoration of MOVEit Cloud that same day.

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

Furthermore, we currently have not seen any evidence that sensitive customer data has been exfiltrated from the public MOVEit Cloud instances. For a small group of customers, we provide dedicated MOVEit Cloud instances that are hosted, for each such customer, separate and apart from the public instances of our MOVEit Cloud platform. Two of our dedicated MOVEit Cloud customers have reported that malicious threat actors have exploited the MOVEit Vulnerability to obtain access to their dedicated MOVEit Cloud environment. As of the date of the filing of this report on Form 10-Q, one such customer has confirmed that no sensitive data was compromised and the other has reported that certain personally identifiable information was exfiltrated.

Since our disclosures regarding the MOVEit Vulnerability, various third-parties have been actively scrutinizing MOVEit Transfer and MOVEit Cloud, leading to the discovery and our prompt patching of additional vulnerabilities. We are currently not aware of any evidence that these additional vulnerabilities were exploited by malicious threat actors prior to creating patches to address them and making those patches available to our MOVEit Transfer customers and applying those patches to the MOVEit Cloud environments – both the public and dedicated cloud instances.

Progress has remained fully operational at all times before and after the discovery of the MOVEit Vulnerability and, as of the time of the filing of this report on Form 10-Q, has not uncovered evidence of unauthorized activity in Progress' corporate environment or impact to products beyond MOVEit Transfer and MOVEit Cloud related to this attack. MOVEit Transfer and MOVEit Cloud represented less than 4% in aggregate of the Company’s revenue for the nine months ended August 31, 2023.

Progress engaged outside cybersecurity experts and other incident response professionals to conduct a forensic investigation and assess the extent and scope of the MOVEit Vulnerability. The Company (i) has and is continuing to implement a series of additional security and related measures aimed at addressing the MOVEit Vulnerability and subsequently discovered vulnerabilities and further strengthening the overall security of our MOVEit applications, (ii) has engaged outside legal counsel to conduct a thorough independent investigation of the MOVEit Vulnerability, and (iii) has engaged with federal law enforcement and other federal agencies with respect to the MOVEit Vulnerability. As our fact-gathering investigation and litigation response continues, we will continue to assess the potential impact of the MOVEit Vulnerability on our business, operations, and financial results.

Expenses Incurred and Amounts Accrued

For the three and nine months ended August 31, 2023, we incurred $1.0 million of costs related to the MOVEit Vulnerability. Costs are provided net of received and expected insurance recoveries of approximately $1.9 million, which was recognized during the third quarter of fiscal year 2023. The timing of recognizing insurance recoveries may differ from the timing of recognizing the associated expenses.

Future Costs

We expect to incur investigation, legal and professional services expenses associated with the MOVEit Vulnerability in future periods. We will recognize these expenses as services are received, net of received and expected insurance recoveries. Our financial liability arising from any of the foregoing will depend on many factors, including limitations contained within our customer contracts, the amount of private litigation, and the number and extent of formal government investigations into the matter, therefore it is not possible at this time to estimate the quantitative impact of any such liability with any reasonable degree of certainty.

Insurance Coverage

During the period when the November 2022 cyber incident and the MOVEit Vulnerability occurred, we maintained $15.0 million of cybersecurity insurance coverage, which is expected to reduce our exposure to expenses and liabilities arising from these events. As of August 31, 2023, we have recorded approximately $4.9 million in insurance recoveries, of which, $3.0 million was related to the November 2022 cyber incident and $1.9 million was related to the MOVEit Vulnerability, providing us with $10.1 million of additional cybersecurity insurance coverage (which is subject to a $0.5 million retention per claim). We will pursue recoveries to the maximum extent available under our insurance policies.

Future Capital Investments

In addition, we may accelerate or make additional investments in our information technology systems, but we are unable to estimate such investments because the nature and scope has not yet been determined. We currently do not expect such amounts to be material to any fiscal period.

Effect on Sales and Customer Loyalty

The MOVEit Vulnerability may adversely affect our future performance and financial results. Customer confidence in Progress may also be impacted by the MOVEit Vulnerability. Through our response speed and transparent communications, we are committed to, and actively engaged in, activities to restore any loss in customer confidence. However, we currently cannot predict the length or extent of any ongoing impact to sales.

Litigation and Governmental Investigations

As of the date of the filing of this report on Form 10-Q, (i) we have received formal letters from 23 customers and others that claim to have been impacted by the MOVEit Vulnerability, some of which have indicated that they intend to seek indemnification from us related to the MOVEit Vulnerability, (ii) we have received a letter from an insurer providing notice of a subrogation claim (where the insurer is seeking recovery for all expenses incurred in connection with the MOVEit Vulnerability), and (iii) we are party to 58 class action lawsuits filed by individuals who claim to have been impacted by exfiltration of data from the environments of our MOVEit Transfer customers (on October 4, 2023, the Judicial Panel on Multidistrict Litigation issued an order consolidating litigation relating to the MOVEit Vulnerability where we are a party in the United States District Court, District of Massachusetts).

We have also been cooperating with several inquiries from domestic and foreign data privacy regulators, inquiries from several state attorneys general, as well as formal investigations from: (i) a U.S. federal law enforcement agency (as of the date of the filing of this report, the law enforcement investigation that we are cooperating with is not an enforcement action or formal governmental investigation of which we have been told that we are a target), and (ii) the SEC (as further described hereafter). On October 2, 2023, Progress received a subpoena from the SEC seeking various documents and information relating to the MOVEit Vulnerability. As described in the cover letter accompanying the subpoena, at this stage, the SEC investigation is a fact-finding inquiry, the investigation does not mean that Progress or anyone else has violated federal securities laws, and the investigation does not mean that the SEC has a negative opinion of any person, entity, or security. Progress intends to cooperate fully with the SEC in its investigation.

Such claims and investigations may have an adverse effect on how we operate our business and our results of operations, and in the future, we may be subject to additional governmental or regulatory investigations, as well as additional litigation or indemnification claims. While a loss from these matters is possible, we cannot reasonably estimate a range of possible losses at this time, particularly while the foregoing matters are pending and our fact-gathering investigation into the matter is ongoing. Furthermore, with respect to the litigation, the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved. Also, each of the governmental inquiries and investigations mentioned above could result in adverse judgements, settlements, fines, penalties, or other resolutions, the amount, scope and timing of which could be material, but which we are currently unable to predict. As such, we have not recorded a loss contingency liability for litigation, claims and governmental investigations in the second quarter. See Note 15 to Consolidated Financial Statements included in Item 1, Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the first nine months of fiscal year 2023, with the exception of drawing down (and subsequent repayments) on our revolving line of credit as described in Note 7, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our 2022 Annual Report, for a more complete discussion of the market risks we encounter.

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

The Company acquired MarkLogic on February 7, 2023. Management excluded MarkLogic from its assessment of the effectiveness of the Company’s disclosure controls as of August 31, 2023. MarkLogic represented, in aggregate, approximately 15% of the Company’s total consolidated assets (excluding goodwill and intangibles) and approximately 12% of total consolidated revenues, as of and for the three months ended August 31, 2023.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended August 31, 2023 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 – Recent Developments: MOVEit Vulnerability for a discussion of legal proceedings related to the MOVEit Vulnerability.

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

If our products contain software defects or security flaws, it could harm our revenues by causing us to lose customers and could increase our liabilities by exposing us to costly governmental investigations or litigation. For example, the exploitation of the zero-day MOVEit Vulnerability in May 2023 has resulted in government inquiries, two formal government investigations, and private litigation. Our products, despite extensive testing and quality control, may, and at times do, contain defects, vulnerabilities or security flaws. In the ordinary course of business, we may need to issue corrective releases of our software products to fix any defects, vulnerabilities, or security flaws. Depending upon the severity of any such matters, the detection and correction of such matters can be time consuming and costly. If any such issues are exploited by malicious threat actors, we could experience, among other things, material adverse impact to our revenues due to loss of customers and increased liabilities due to costly governmental investigations or litigation. In addition, any such matters could affect the ability of our products to work with hardware or other software products, delay the development or release of new products or new versions of products (due to a reallocation of our internal resources), and/or adversely affect market acceptance of our products, all of which could have a material adverse effect on our operating results and cash flows. For example, we recently released patches for vulnerabilities affecting WS_FTP, one of our file-transfer products that is deployed on-premise in our customers’ environments. Notwithstanding our efforts to promptly patch such vulnerabilities and encourage customers to deploy the patch as quickly as possible, we do not have telemetry into our WS_FTP customers’ environments or control over their patching activity, and there have been reports of exploitation of these vulnerabilities following the release of our security patches. We continue to monitor the situation and assess the potential impact of the WS_FTP vulnerabilities on our business, operations, and financial results. As of August 31, 2023, WS_FTP accounted for less than 1% of our annual gross revenue.

As disclosed via a Form 8-K filed on June 5, 2023, on the evening of May 28, 2023 (Eastern Time), our MOVEit technical support team received an initial customer support call indicating unusual activity within their MOVEit Transfer instance. An investigative team was mobilized and, on May 30, 2023, the investigative team discovered a zero-day vulnerability in MOVEit Transfer (including our cloud-hosted version of MOVEit Transfer known as MOVEit Cloud). The investigative team determined the zero-day vulnerability (the “MOVEit Vulnerability”) could provide for unauthorized escalated privileges and access to the customer’s underlying environment in both MOVEit Transfer (the on-premise version) and MOVEit Cloud (a cloud-hosted version of MOVEit Transfer that we deploy in both (i) a public cloud format, as well as (ii) for a small group of customers, in customer-dedicated cloud instances that are hosted, separate and apart from the public instances of our MOVEit Cloud platform). We promptly took down MOVEit Cloud for further investigation and notified all then-known current and former MOVEit Transfer and MOVEit Cloud customers in order to apprise them of the MOVEit Vulnerability and alert them to immediate remedial actions. In parallel, our team developed a patch for all supported versions of MOVEit Transfer and MOVEit Cloud, which was released on May 31, 2023, and allowed for the restoration of MOVEit Cloud that same day.

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

We currently have not seen any evidence that sensitive customer data has been exfiltrated from the public MOVEit Cloud instances. For a small group of customers, we provide dedicated MOVEit Cloud instances that are hosted, for each such customer, separate and apart from the public instances of our MOVEit Cloud platform. Two of our dedicated MOVEit Cloud customers have reported that malicious threat actors have exploited the MOVEit Vulnerability to obtain access to their dedicated MOVEit Cloud environment. As of the date of the filing of this report on Form 10-Q, one such customer has confirmed that no sensitive data was compromised and the other has reported that certain personally identifiable information was exfiltrated.

These events have led to several inquiries from domestic and foreign data privacy regulators; inquiries from several state attorneys general; formal investigations from: (i) a U.S. federal law enforcement agency (as of the date of the filing of this report, the law enforcement investigation that we are cooperating with is not an enforcement action or formal governmental investigation of which we have been told that we are a target), and (ii) the SEC (as further described hereafter); and private litigation; all of which could have adverse impacts on our business and operations and the results thereof. More specifically, as of the date of the filing of this report on Form 10-Q, (i) we have received formal letters from 23 customers and others that claim to have been impacted by the MOVEit Vulnerability, some of which have indicated that they intend to seek indemnification from us related to the MOVEit Vulnerability, (ii) we have received a letter from an insurer providing notice of a subrogation claim (where the insurer is seeking recovery for all expenses incurred in connection with the MOVEit Vulnerability), and (iii) we are party to 58 class action lawsuits filed by individuals who claim to have been impacted by exfiltration of data from the environments of our MOVEit Transfer customers (on October 4, 2023, the Judicial Panel on Multidistrict Litigation issued an order consolidating litigation relating to the MOVEit Vulnerability where we are a party in the United States District Court, District of Massachusetts).

On October 2, 2023, Progress received a subpoena from the SEC seeking various documents and information relating to the MOVEit Vulnerability. As described in the cover letter accompanying the subpoena, at this stage, the SEC investigation is a fact-finding inquiry, the investigation does not mean that Progress or anyone else has violated federal securities laws, and the investigation does not mean that the SEC has a negative opinion of any person, entity, or security. Progress intends to cooperate fully with the SEC in its investigation.

Such claims and investigations may have an adverse effect on how we operate our business and our results of operations, and in the future, we may be subject to additional governmental or regulatory investigations, as well as additional litigation or indemnification claims. Following the discovery of the MOVEit Vulnerability and the various remedial actions described here, we have discovered and patched additional vulnerabilities within the MOVEit Transfer and MOVEit Cloud platforms. While we are currently not aware of any evidence that these additional vulnerabilities were exploited by malicious threat actors, we cannot guarantee that we have or will uncover and/or address all vulnerabilities within the MOVEit platform or any of our other products prior to exploitation by threat actors.

Our financial liability arising from any of the foregoing will depend on many factors, including the extent to which governmental entities investigate the matter and limitations contained within our customer contracts; therefore, we are unable at this time to estimate the quantitative impact of any such liability with any reasonable degree of certainty. As our fact-gathering investigation and litigation response continues, we will continue to assess the potential impact of the MOVEit Vulnerability on our business, operations, and financial results. Also, each of the governmental inquiries and investigations mentioned above could result in adverse judgements, settlements, fines, penalties, or other resolutions, the amount, scope and timing of which could be material, but which we are currently unable to predict.

Our customers and partners may seek refunds, delay implementation timelines, delay payment, fail to pay us in accordance with the terms of their agreements, or terminate use of our products, all of which can have an adverse effect on us. If customers or partners seek refunds, delay implementation of our products, delay payment, fail to pay us under the terms of our agreements, or terminate use of our products, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our contracts (including litigation related thereto). For example, as of the date of the filing of this report on Form 10-Q, 23 customers and others that claim to have been impacted by the MOVEit Vulnerability have indicated that they intend to seek indemnification from us related to the MOVEit Vulnerability and it is possible that, in connection therewith, they may delay payment under the terms of their contracts. Other MOVEit Transfer and MOVEit Cloud customers have sought refunds or delayed implementation timelines. As the scope of the impact of the MOVEit Vulnerability becomes more clear, additional customers may attempt to seek refunds, delay product implementation, withhold payments, or cease using the MOVEit product line entirely.

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

For example, once we discovered the MOVEit Vulnerability on May 30, 2023, we (i) promptly took down MOVEit Cloud for investigation, and (ii) notified all then-known current and former MOVEit Transfer and MOVEit Cloud customers in order to apprise them of the MOVEit Vulnerability and alert them to immediate remedial actions. In parallel, our team developed a patch for all supported versions of MOVEit Transfer and MOVEit Cloud, which was released on May 31, 2023 and allowed for the restoration of MOVEit Cloud that same day. While we believe that our actions have, and will continue to, reduce the likelihood of similar vulnerabilities occurring in the future in our MOVEit product line, malicious threat actors might use techniques to exploit other zero-day vulnerabilities or use other means that we are unable to defend against, in order to compromise and infiltrate our systems, infrastructure, networks, and products, including, but not limited to, MOVEit or other products. In addition, MOVEit Transfer is a secure file-transfer software that is installed by customers on-premise and does not have any on-going telemetry after installation that allows us to track, among other things, a customer’s product usage, deployed version, file transfer activity (including any data that is transferred by or stored within the customer’s MOVEit Transfer instance), or whether the customer has applied any security patches or bug fixes to their MOVEit Transfer instance.

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

While we have implemented security procedures and controls aimed at addressing these threats and patching vulnerabilities, our security measures could be compromised and our attempts to implement security measures and patch vulnerabilities could prove to be inadequate or could fail. Any such failure could result in significant legal and financial exposure, increased costs to defend litigation, indemnity and other contractual obligations, government fines and penalties, damage to our reputation and our brand, and a loss of confidence in the security of our products and services that could potentially have an adverse effect on our business and results of operations. In addition, our insurance coverage may not be adequate to cover all costs related to cybersecurity incidents or the exploitation of vulnerabilities as well as the disruptions and liabilities resulting from such events.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

Information related to the repurchases of our common stock by month in the third quarter of fiscal year 2023 is as follows (in thousands, except per share and share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
June 2023	—	$—	—	$197,959
July 2023	—	—	—	197,959
August 2023	—	—	—	197,959
Total	—	$—	—	$197,959

(1)On January 10, 2023, our Board of Directors increased the share repurchase authorization by 150.0 million, to an aggregate authorization of $228.0 million. As of August 31, 2023, there was $198.0 million remaining under this authorization.

Item 5. Other Information

(c) Insider Adoption or Termination of Trading Arrangements

During the third quarter of fiscal year 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name and Title	Character of Trading Arrangement[1]	Date Adopted	Duration[2]	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement
Yogesh Gupta, President and CEO	Rule 10b5-1 Trading Arrangement	August 11, 2023	October 15, 2024	Up to 153,836[3]
Domenic LoCoco, SVP, Chief Accounting Officer	Rule 10b5-1 Trading Arrangement	August 9, 2023	December 1, 2024	16,318[4]
Ian Pitt, EVP & Chief Information Officer	Rule 10b5-1 Trading Arrangement	August 18, 2023	August 30, 2024	Up to 11,119[5]
Sundar Subramanian, EVP & GM, Infrastructure Management	Rule 10b5-1 Trading Arrangement	August 9, 2023	November 15, 2024	22,189

1. Except as indicated by footnote, each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the “Rule”).

2. Except as indicated by footnote, each trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the date listed in the table. Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule.

3. Includes: (i) 48,202 shares of our common stock; and (ii) all common stock, net of shares withheld to cover tax withholding obligations, to be issued upon the anticipated vesting of a maximum of 105,634 Performance Stock Units ("PSUs").

4. Includes: (i) 1,036 shares of our common stock; and (ii) 15,282 employee stock options expected to be exercised via same-day sale.

5. Includes: (i) 3,806 shares of our common stock; (ii) 50% of the common stock, net of shares withheld to cover tax withholding obligations, to be issued upon the anticipated vesting of a maximum of 9,770 PSUs; (iii) 584 shares of common stock expected to be purchased under the Company’s Employee Stock Purchase Plan; and (iv) all common stock, net of shares withheld to cover tax withholding obligations, to be issued upon the anticipated vesting of 1,844 restricted stock units.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Yogesh K. Gupta

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Anthony Folger

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101*	The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended August 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of August 31, 2023 and November 30, 2022; (ii) Condensed Consolidated Statements of Income for the three and nine months ended August 31, 2023 and 2022; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2023 and 2022; (iv) Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended August 31, 2023 and 2022; (v) Condensed Consolidated Statements of Cash Flows for the three and nine months ended August 31, 2023 and 2022; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	October 10, 2023	/s/ YOGESH K. GUPTA
Yogesh K. Gupta
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	October 10, 2023	/s/ ANTHONY FOLGER
Anthony Folger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	October 10, 2023	/s/ DOMENIC LOCOCO
Domenic LoCoco
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)