Form 10-K
period 2023-11-30
PROGRESS SOFTWARE CORP /MA
filed 2024-01-26
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2023
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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 31, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $2,565,000,000.

As of January 19, 2024, there were 43,880,206 common shares outstanding.

Documents Incorporated By Reference
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

PROGRESS SOFTWARE CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2023

CAUTIONARY STATEMENTS

This Form 10-K, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain information that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended; Section 21E of the Securities Exchange Act of 1934, as amended; and the Private Securities Litigation Reform Act of 1995. Whenever we use words such as "believe," "may," "could," "would," "might," "should," "expect," "intend," "plan," "estimate," "target," "anticipate" and negatives and derivatives of these or similar expressions, or when we make statements concerning future financial results, product offerings or other events that have not yet occurred, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but are not guaranteed to occur and may not occur. Actual future results may differ materially from those contained in or implied by our forward-looking statements due to various factors. Such factors are more fully described in Part I, Item 1A of this Form 10-K under the heading “Risk Factors”. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure you that we have identified all possible issues that we might face. We undertake no obligation to update any forward-looking statements that we make.

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

Progress MOVEit: Managed File Transfer software for managing and controlling the movement of sensitive files, providing the ability to secure them both at-rest and in-transit, and ensuring strict adherence to compliance requirements.

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

Progress MarkLogic: Data agility platform to securely connect data and metadata, create and interpret meaning, and consume high-quality contextualized data across the enterprise software system.

Progress Semaphore: Semantic AI platform that transforms data into meaningful insights, empowering organizations to manage knowledge models, and to automatically extract and classify meaning from both structured and unstructured data.

Product Development

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

Sales and Marketing

We sell our products through our direct sales force and indirect channel partners. Our sales and field marketing groups are organized primarily by geographic region (i.e. North America, EMEA, Latin America, and Asia Pacific). We believe this structure allows us to maintain direct contact with our customers and partners, while supporting their diverse market requirements. Our international operations provide focused local sales, support and marketing efforts and are able to respond directly to changes in local conditions.

Sales personnel are responsible for developing new direct end user accounts, recruiting new indirect channel partners and new independent distributors, managing existing channel partner relationships and servicing existing customers. We use our inside sales teams to enhance our direct sales efforts and to generate new business and follow-on business from existing customers.

Our marketing personnel conduct a variety of marketing engagement programs designed to create demand for our products, enhance the market readiness of our products, raise the general awareness of our company and our products, generate leads for the sales organization and promote our various products. These programs include public relations, industry analyst relations, digital/web marketing, demand generation, participation in trade shows, industry conferences, regional user events, and production of sales and marketing literature.

Our marketing efforts focus on driving traffic to our websites, generating high quality sales leads and building visibility for our corporate and product brands. Our sales efforts then focus on converting these leads into paying customers.

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

Professional Services

Our global professional services organization delivers business solutions for customers through a combination of products, consulting and education. Our consulting organization offers project management, implementation services, custom software development, programming and other services. Our consulting organization also provides services to web-enable existing applications or to take advantage of the capabilities of new Progress product releases. Our education organization offers numerous training options, from traditional instructor-led courses to advanced learning modules available via the web or on digital media.

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

We compete with multiple companies, some that have single or narrow solutions, and some that have a range of enterprise infrastructure solutions. Many companies offer platform-as-a-service, application development, data integration and other tools in conjunction with offerings such as customer relationship management, web services, operating systems, and relational database management systems. We compete with software vendors that offer their products under a proprietary software license model, and various other vendors that offer their solutions in an open-source licensing or freely available distribution model.

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

Intellectual Property

We rely on a combination of contractual provisions and copyright, patent, trademark and trade secret laws to protect our proprietary rights in our products. Except as described below with respect to our Chef products, we frequently distribute our products under software license agreements that grant customers a perpetual nonexclusive license to use our products and contain terms and conditions prohibiting the unauthorized reproduction or transfer of our products. We also distribute products through various channel partners, including ISVs, OEMs and systems integrators. We also license products under term or subscription arrangements. In addition, we attempt to protect our trade secrets and other proprietary information through agreements with employees, consultants and channel partners. Although we intend to protect our rights vigorously, and do not intend to infringe upon the intellectual property rights of other parties, there is no assurance that our efforts will be successful.

We seek to protect the source code of our products as trade secrets and as unpublished copyrighted works. We hold numerous patents covering portions of our products. We also have several patent applications for product technologies. Where possible, we seek to obtain protection of our product names and service offerings through trademark registration and other similar procedures throughout the world.

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

We operate as one operating segment: software products to develop, deploy, and manage high-impact business applications. Our CODM evaluates financial information on a consolidated basis. As we operate as one operating segment, the required financial segment information can be found in the condensed consolidated financial statements. Refer to Note 14: Revenue Recognition and Note 18: Business Segments and International Operations to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for information by geographic area.

Human Capital

As of November 30, 2023, we had 2,284 employees worldwide, including 739 in sales and marketing, 394 in customer support and services, 886 in product development and 265 in administration.

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

Flexible Work Approach

The COVID‐19 pandemic significantly changed the way employees think about where and how they work. For most of our employees, productivity is no longer tied to being in an office and collaboration can happen between people anywhere. Our view of our offices has evolved to places for collaboration and in-person interactions rather than the only places where productive work can occur. In 2021, we announced a modern approach to work that gives our employees more flexibility to choose where to work. Depending on their role, this means that employees can choose their office location, as well as continue to work from home some or all the time. We expect this flexible approach will help us recruit and retain employees.

Inclusion and Diversity

As a multicultural company serving a global community, we encourage a wide range of views and celebrate our diverse backgrounds. We are committed to creating a culture of innovation and inspiration, where employees feel a strong sense of community and pride in the company and the successes they have helped to achieve. We have an Inclusion and Diversity Advisory Committee, made up of Progress employees from around the globe with varying backgrounds, skill sets and viewpoints. This committee supports our Chief Inclusion and Diversity Officer in the formation and implementation of enterprise-wide Inclusion and Diversity initiatives and ensuring a clear Inclusion and Diversity vision is established and articulated in a way that is authentic for all Progress employees.

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

We are substantially dependent on our OpenEdge products. We derive a significant portion of our revenue from software license and maintenance revenue attributable to our OpenEdge product set, which in fiscal year 2023 accounted for approximately 37% of our aggregate revenue on a consolidated basis. Accordingly, our future results depend on continued market acceptance of OpenEdge. If consumer demand declines, or new technologies emerge that are superior to, or are more responsive to customer requirements than OpenEdge, such that we are unable to maintain OpenEdge’s competitive position within its marketplace, our business, financial condition and operating results may be materially adversely affected.

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

In addition, if we fail to complete an announced acquisition, our stock price could fall to the extent the price reflects an assumption that such acquisition will be completed, and we may incur significant unrecoverable costs. Further, the failure to consummate an acquisition may result in negative publicity and adversely impact our relationships with our customers, vendors and employees. We may become subject to legal proceedings relating to the acquisition and the integration of acquired businesses may not be successful. Failure to manage and successfully integrate acquired businesses, achieve anticipated levels of profitability of the acquired business, improve margins of the acquired businesses and products, or realize other anticipated benefits of an acquisition could materially harm our business, operating results and margins.

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

Integration of artificial intelligence into our product offerings and our use of artificial intelligence in our operations could result in reputational or competitive harm, legal liability, and other adverse effects on our business. We have integrated, and plan to further integrate, AI capabilities into certain components of product offerings, and we expect to use AI in our operations. Such integration and use of AI may become more important in our product offerings and operations over time. These AI-related initiatives, whether successful or not, could cause us to incur substantial costs and could result in delays in our software release cadence. Our competitors or other third parties may incorporate AI into their products or operations more quickly or more successfully than we do, which could impair our ability to compete effectively. Additionally, AI algorithms may be flawed and datasets underlying AI algorithms may be insufficient or contain biased information. If the AI tools integrated into our products or that we use in our operations produce analyses or recommendations that are or are alleged to be deficient, inaccurate, or biased, our reputation, business, financial condition, and results of operations may be adversely affected.

Other companies have experienced cybersecurity incidents that implicate confidential and proprietary company data and/or the personal data of end users of AI applications integrated into their software offerings or used in their operations. If we were to experience a cybersecurity incident, whether related to the integration of AI capabilities into our product offerings or our use of AI applications in our operations, our business and results of operations could be adversely affected. AI also presents various emerging legal, regulatory and ethical issues, and the incorporation of AI into our product offerings and our use of AI applications in our operations could require us to expend significant resources in developing, testing and maintaining our product offerings and may cause us to experience brand, reputational, or competitive harm, or incur legal liability. On October 30, 2023, the Biden administration issued an Executive Order to, among other things, establish extensive new standards for AI safety and security. Other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. These restrictions may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to change our product offerings or business practices, or prevent or limit our use of AI.

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

Our international operations expose us to additional risks, and changes in global economic and political conditions could adversely affect our international operations, our revenue and our net income. Approximately 41% of our total fiscal 2023 revenue, was generated from sales outside North America. Political and/or financial instability, oil price shocks and armed conflict in various regions of the world, including, but not limited to, Russia's invasion of Ukraine and the Israel-Hamas conflict, can lead to economic uncertainty and may adversely impact our business. Political instability may lead to significant, continuing volatility in global stock markets and currency exchange rate fluctuations. If customers’ buying patterns, decision-making processes, timing of expected deliveries and timing of new projects unfavorably change due to economic or political conditions, there would be a material adverse effect on our business, financial condition and operating results.

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

In addition, our business has been, and could in the future be, adversely affected by regional or global health crises. A significant outbreak of contagious diseases and other adverse public health developments, or the fear of such events that results in a widespread health crisis could adversely affect global supply chains and the economies and financial markets of many countries. Any prolonged economic disruption could affect demand for our products and services and adversely impact our results of operations and financial condition.

If our security measures are breached, our products and services may be perceived as not being secure, customers may curtail or stop using our products and services, and we may incur significant legal and financial exposure. including but not limited to from loss of customer or company data, loss of customers or otherwise. Our products and services involve the storage and transmission of our customers’ proprietary information and may be vulnerable to unauthorized access, computer viruses, cyber-attacks, distributed denial of service attacks and other disruptive problems. As disclosed on December 19, 2022, following the detection of irregular activity on certain portions of our corporate network, we engaged outside cybersecurity experts and other incident response professionals to conduct a forensic investigation and assess the extent and scope of the cyber incident (the "November 2022 Cyber Incident"). During the investigation, we and our external advisors uncovered evidence of unauthorized access to our corporate network, including evidence that certain company data had been exfiltrated. As demonstrated by the November 2022 Cyber Incident, due to the actions of outside parties, employee error, malfeasance, or otherwise, an unauthorized party may obtain access to our data or our customers’ data, which could result in its theft, destruction, corruption or misappropriation and thus legal and financial exposure. Security risks in recent years have increased significantly given the increased sophistication and activities of hackers, organized crime, including state-sponsored organizations and nation-states, and other outside parties. Cyber threats are continuously evolving, increasing the difficulty of defending against them. Increased risks of such attacks and disruptions also exist due to the Russian invasion of Ukraine beginning in February 2022. While we have implemented security procedures and controls aimed at addressing these threats, our security measures could be compromised, could prove to be inadequate or could fail. Any security breach or unauthorized access could result in significant legal and financial exposure, increased costs to defend litigation, indemnity and other contractual obligations, government fines and penalties, damage to our reputation and our brand, and a loss of confidence in the security of our products and services that could potentially have an adverse effect on our business and results of operations. Breaches of our network could disrupt our internal systems and business applications, including services provided to our customers. Additionally, data breaches could compromise technical and proprietary information, harming our competitive position. We may need to spend significant capital or allocate significant resources to protect against the threat of security breaches or to address security related concerns. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose customers. In addition, our insurance coverage may not be adequate to cover all costs related to cybersecurity incidents and the disruptions resulting from such events.

If our products contain software defects or security flaws, it could harm our revenues by causing us to lose customers and could increase our liabilities by exposing us to costly governmental investigations or litigation. For example, the exploitation of the zero-day MOVEit Vulnerability in May 2023 has resulted in informal government inquiries, three formal government investigations, and private litigation. Our products, despite extensive testing and quality control, may, and at times do, contain defects, vulnerabilities or security flaws. In the ordinary course of business, we may need to issue corrective releases of our software products to fix any defects, vulnerabilities, or security flaws. Depending upon the severity of any such matters, the detection and correction of such matters can be time consuming and costly. If any such issues are exploited by malicious threat actors, we could experience, among other things, material adverse impact to our revenues due to loss of customers and increased liabilities due to costly governmental investigations or litigation. In addition, any such matters could affect the ability of our products to work with hardware or other software products, delay the development or release of new products or new versions of products (due to a reallocation of our internal resources), and/or adversely affect market acceptance of our products, all of which could have a material adverse effect on our operating results and cash flows. For example, during the third quarter of 2023, we released patches for vulnerabilities affecting WS_FTP, one of our file-transfer products that is deployed on-premise in our customers’ environments. Notwithstanding our efforts to promptly patch such vulnerabilities and encourage customers to deploy the patch as quickly as possible, we do not have telemetry into our WS_FTP customers’ environments or control over their patching activity, and there have been reports of exploitation of these vulnerabilities following the release of our security patches.

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

MOVEit Transfer is a secure file-transfer software that is installed by customers on-premise and does not have any on-going telemetry after installation that allows us to track, among other things, a customer’s product usage, deployed version, file transfer activity (including any data that is transferred by or stored within the customer’s MOVEit Transfer instance), or whether the customer has applied any security patches or bug fixes to their MOVEit Transfer instance. However, a number of MOVEit Transfer customers and others have disclosed that malicious threat actors have exploited the MOVEit Vulnerability to obtain access to their environments and portions of their sensitive customer data.

We have not seen any evidence that sensitive customer data has been exfiltrated from the public MOVEit Cloud instances. For a small group of customers, we provide dedicated MOVEit Cloud instances that are hosted, for each such customer, separate and apart from the public instances of our MOVEit Cloud platform. Two of our dedicated MOVEit Cloud customers have reported that malicious threat actors have exploited the MOVEit Vulnerability to obtain access to their dedicated MOVEit Cloud environment. As of the date of the filing of this report on Form 10-K, one such customer has confirmed that no sensitive data was compromised and the other has reported that certain personally identifiable information was exfiltrated.

As of the date of the filing of this report on Form 10-K, (i) we have received formal letters from 31 customers and others that claim to have been impacted by the MOVEit Vulnerability, some of which have indicated that they intend to seek indemnification from us related to the MOVEit Vulnerability, (ii) we have received a letter from an insurer providing notice of a subrogation claim (where the insurer is seeking recovery for all expenses incurred in connection with the MOVEit Vulnerability), which has resulted in the filing of a lawsuit in the United States District Court for the District of Massachusetts ("District of Massachusetts"), and (iii) we are party to approximately 118 class action lawsuits filed by individuals who claim to have been impacted by exfiltration of data from the environments of our MOVEit Transfer customers, which the Judicial Panel on Multidistrict Litigation transferred to the District of Massachusetts for coordinated and consolidated proceedings.

We have also been cooperating with several inquiries from domestic and foreign data privacy regulators; inquiries from several state attorneys general; as well as formal investigations from: (i) a U.S. federal law enforcement agency (as of the date of the filing of this report, the law enforcement investigation that we are cooperating with is not an enforcement action or formal governmental investigation of which we have been told that we are a target), (ii) the SEC (as further described hereafter), and (iii) the Office of the Attorney General for the District of Columbia (as further described hereafter); all of which could have adverse impacts on our business and operations and the results thereof.

On October 2, 2023, we received a subpoena from the SEC seeking various documents and information relating to the MOVEit Vulnerability. As described in the cover letter accompanying the subpoena, at this stage, the SEC investigation is a fact-finding inquiry, the investigation does not mean that Progress or anyone else has violated federal securities laws, and the investigation does not mean that the SEC has a negative opinion of any person, entity, or security. Progress intends to cooperate fully with the SEC in its investigation.

On December 21, 2023, we received a preservation notice from the Federal Trade Commission (the "FTC"), but have not otherwise received a request for information nor is Progress aware of any formal FTC investigation.

On January 18, 2024, we received a subpoena from the Office of the Attorney General for the District of Columbia seeking various documents and information relating to the MOVEit Vulnerability. At this stage, the investigation is a fact-finding inquiry, and the investigation does not mean that Progress or anyone else has violated applicable laws. Progress intends to cooperate fully with the Office of the Attorney General for the District of Columbia in its investigation.

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

Catastrophic events, including but not limited to cyber events, may disrupt our business. We rely on our network infrastructure and enterprise applications, internal technology systems and website for our development, marketing, operations, support and sales activities. In addition, we rely on third-party hosted services, and we do not control the operation of third-party data center facilities, which increases our vulnerability. A disruption, infiltration or failure of these systems or third-party hosted services in the event of a major earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunctions, pandemics, cyber-attack or other similar interruptions to our business, war, terrorist attack or other catastrophic event that our disaster recovery plans do not adequately address, could cause system interruptions, reputational harm, loss of intellectual property, delays in our product development, lengthy interruptions in our services, breaches of data security and loss, destruction, misappropriation or corruption of critical company or customer data. A catastrophic event including a cyber event a war or an act of terrorism that results in the loss, destruction, misappropriation, corruption or disruption of any of our data, our customer’s data or our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected, and the adverse effects of any such catastrophic event would be exacerbated if experienced at the same time as another unexpected and adverse event.

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

Our customers and partners may seek refunds, delay implementation timelines, delay payment, fail to pay us in accordance with the terms of their agreements, or terminate use of our products, all of which can have an adverse effect on us. If customers or partners seek refunds, delay implementation of our products, delay payment, fail to pay us under the terms of our agreements, or terminate use of our products, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our contracts (including litigation related thereto). For example, as of the date of the filing of this report on Form 10-K, 31 customers and others that claim to have been impacted by the MOVEit Vulnerability have indicated that they intend to seek indemnification from us related to the MOVEit Vulnerability and it is possible that, in connection therewith, they may delay payment under the terms of their contracts. Other MOVEit Transfer and MOVEit Cloud customers have sought refunds or delayed implementation timelines. As the scope of the impact of the MOVEit Vulnerability becomes more clear, additional customers may attempt to seek refunds, delay product implementation, withhold payments, or cease using the MOVEit product line entirely.

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

In response to the Russian invasion of Ukraine, sanctions have been imposed by the U.S., Canada, the United Kingdom, the European Union, and other countries and companies and organizations against officials, individuals, regions, and industries in Russia and Ukraine. Although we have policies and procedures in place that are designed to comply with applicable sanctions, our employees, contractors, and agents may take actions in violation of such policies and applicable law and ultimately we could be held responsible. If we are held responsible for a violation of U.S. sanctions laws, we may be subject to various penalties, any of which could have a material adverse effect on our business, financial condition or results of operations.

Our business practices with respect to the collection, use and management of personal information could give rise to operational interruption, liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to consumer privacy and data protection. As regulatory focus on privacy issues continues to increase and worldwide laws and regulations concerning the handling of personal information expand and become more complex, potential risks related to data collection and use within our business will intensify. For example, the regulatory environment applicable to the handling of the European Economic Area ("EEA") residents' personal data, which is governed by the General Data Protection Regulation of 2018 (“GDPR”) and/or respectively the national data protection laws of United Kingdom, Switzerland, and other countries we operate, may cause us to assume additional liabilities, obligations or incur additional costs, and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by the competent data protection authorities relating to personal data transfers to us and by us from the EEA and other jurisdictions which have country specific data transfer requirements. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.

In addition, governmental entities in the U.S. and other countries have enacted or are considering enacting legislation or regulations or may in the near future interpret existing legislation or regulations, in a manner that could significantly impact our ability and the ability of our customers and data partners to collect, augment, analyze, use, transfer and share personal and other information that is integral to certain business functions. For example, the California Consumer Privacy Act (as amended by the California Privacy Rights Act) took effect on January 1, 2023 and expanded the consumer`s privacy rights and the obligations to the organizations doing business in California. Other U.S. state legislatures have also implemented varying privacy laws and regulations, or are considering implementing legislation that we expect to become effective in the near term. Moreover, several privacy bills are under congressional review at the U.S. federal level.

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

Risks Related to Financial Performance or General Economic Conditions

Weakness in the U.S. and international economies may result in fewer sales of our products and may otherwise harm our business. We are subject to risks arising from adverse changes in global economic conditions, especially those in the U.S., Europe and Latin America. If global economic conditions weaken, credit markets tighten and/or financial markets become unstable, customers may delay, reduce or forego technology purchases, both directly and through our ISVs, resellers/distributors and OEMs. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. Further, deteriorating economic conditions could adversely affect our customers and their ability to pay amounts owed to us (see Our customers and partners may seek refunds, delay implementation timelines, delay payment, fail to pay us in accordance with the terms of their agreements, or terminate use of our products, all of which can have an adverse effect on us). The U.S. and other international economies continue to experience inflationary pressures, which may increase our expenses (including the cost of labor), negatively affect credit and securities markets generally, and further impact customer demand for our products and their ability to make payments. Any of these events would likely harm our business, results of operations, financial condition or cash flows.

We are currently operating in a period of economic uncertainty and capital markets disruption due to various geopolitical and macro-economic factors, which may materially adversely affect our business, financial condition, and results of operations. U.S. and global markets are continuing to experience volatility and disruption following among other things the escalation of geopolitical tensions in February 2022 with Russia’s invasion of Ukraine and the recent Israel-Hamas conflict. The overall macro global economy, including the ongoing military conflict in Ukraine and the Middle East, is highly unpredictable and has already led to market disruptions, including volatile capital markets, higher interest rates and debt capital costs, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, as well as supply chain disruptions and increases in costs of certain raw materials and transportation, which have in turn contributed to global inflationary pressures. These and related actions, responses, and consequences may contribute to world-wide economic downturns. In addition, prolonged unrest, military activities, or broad-based sanctions could have a material adverse effect on our operations and business outlook. Given our meaningful reliance on revenue generated outside of North America (which constituted 41% of our total revenue in fiscal 2023) and our reliance on revenue generated in EMEA (which constituted 32% of our total revenue in fiscal 2023), disruption of commercial activities in these regions may materially adversely affect our financial condition and results of operations. Although we cannot predict what the impacts may be, our global operations and reliance on interconnected technology increase the risk to our operations. The extent and duration of the conflict in Ukraine and the Middle East, geopolitical tensions, inflationary pressures and resulting market disruptions are impossible to predict but could be substantial.

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

Risks Related to our Indebtedness and Convertible Senior Notes

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations. As of November 30, 2023, we had approximately $724 million of consolidated indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing;

•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business;
•diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of our Convertible Senior Notes with an aggregate principal amount of $360 million, due April 15, 2026 (the "Notes"); and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

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

We are required to comply with certain financial and operating covenants under our Credit Facility and to make scheduled debt payments as they become due; any failure to comply with those covenants or to make scheduled payments could cause amounts borrowed under the facility to become immediately due and payable or prevent us from borrowing under the facility. In January 2022, we entered into a Third Amended and Restated Credit Agreement (the "Credit Agreement"), which provides for a $275.0 million term loan and a $300.0 million revolving credit facility (which may be increased by an additional $260.0 million if the existing or additional lenders are willing to make such increased commitments) (the "Credit Facility"). This Credit Facility matures in January 2027, at which time any amounts outstanding will be due and payable in full. We may wish to borrow additional amounts under the facility in the future to support our operations, including for strategic acquisitions and share repurchases.

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

Item 1C. Cybersecurity

Not applicable.

Item 2. Properties

We lease our headquarters facility, which includes administrative, sales, support, marketing, product development and distribution functions, in one building totaling approximately 33,000 square feet in Burlington, Massachusetts.

We also maintain offices for administrative, sales, support, marketing, product development and/or distribution purposes in leased facilities in various other locations in North America, including Morrisville, North Carolina, and Alpharetta, Georgia, Redwood City, California, Vienna, Virginia and outside North America, including Sofia, Bulgaria, Limerick, Ireland, Brno, Czech Republic, Bengaluru and Hyderabad, India, Singapore, Singapore and Rotterdam, the Netherlands. The terms of our leases generally range from one to fifteen years.

At the end of fiscal year 2021, we adopted an approach to work that gives our employees more flexibility to choose where to work. Depending on their role, this means that employees can choose their office location, as well as continue to work from home some or all the time. As of November 30, 2023, we have not terminated any significant lease arrangements. We believe our facilities are adequate for the conduct of our business.

Item 3. Legal Proceedings

Please see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 - Recent Developments: MOVEit Vulnerability for a discussion of legal proceedings related to the MOVEit Vulnerability.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Stockholders

Our common stock trades on the NASDAQ Global Select Market under the symbol "PRGS".

As of December 31, 2023, our common stock was held by approximately 121 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Unregistered Sales of Equity Securities and Use of Proceeds

All issuances of unregistered securities during fiscal year 2023, if any, have previously been disclosed in filings with the SEC.

Recent Sales of Unregistered Equity Securities

All issuances of unregistered securities during fiscal year 2023, if any, have previously been disclosed in filings with the SEC.

Stock Repurchases and Dividends

Repurchases of our common stock by month in the fourth quarter of fiscal year 2023 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
September 2023	—	$—	—	$197,959
October 2023	—	—	—	197,959
November 2023	76,373	51.86	76,373	193,998
Total	76,373	$51.86	76,373	$193,998

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

We have declared aggregate per share quarterly cash dividends totaling $0.70 for each of the years ended November 30, 2023, 2022 and 2021. We paid aggregate cash dividends totaling $31.6 million, $31.1 million and $31.6 million for the years ended November 30, 2023, 2022 and 2021, respectively. Our Board of Directors may choose to suspend, decrease, or discontinue utilizing dividends as part of our capital allocation strategy at any time, particularly, if doing so, may advance our accretive M&A strategy.

Stock Performance Graph and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Computer Index for each of the last five fiscal years ended November 30, 2023, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends.

Comparison of 5 Year Cumulative Total Return(1)
Among Progress Software Corporation, the NASDAQ Composite Index and the
NASDAQ Computer Index

$450
$400
$350
$300
$250
$200
$150
$100
$50
11/18
11/19
11/20
11/21
11/22
11/23
PRGS
NASDAQ Composite
NASDAQ Computer

(1) $100 invested on November 30, 2018 in stock or index, including reinvestment of dividends.

November 30,	2018	2019	2020	2021	2022	2023
Progress Software Corporation	$100.00	$116.98	$114.05	$137.80	$151.65	$153.19
NASDAQ Composite	100.00	116.88	166.41	211.96	156.44	194.07
NASDAQ Computer	100.00	129.83	196.65	280.00	201.30	291.72

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand the results of operations and financial condition of Progress Software Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Financial Statements (Part II, Item 8 of this Form 10-K). This section generally discusses the results of our operations for the year ended November 30, 2023 compared to the year ended November 30, 2022. For a discussion of the year ended November 30, 2022 compared to the year ended November 30, 2021, please refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended November 30, 2022.

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

The key tenets of our strategic plan and operating model are as follows:

Be a Trusted Provider of Products to Develop, Deploy and Manage High Impact Applications. A key element of our strategy is centered on the goal of building and maintaining leading products and tools enterprises need to build, deploy, and manage modern, strategic business applications. We offer our products and tools to both new customers and partners, as well as our existing partner and customer ecosystems.

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

Employ a Multi-Faceted Capital Allocation Strategy. Our capital allocation policy emphasizes accretive M&A, which allows us to expand our business and drive significant stockholder returns. We also utilize dividends and share repurchases to return capital to stockholders. We currently intend to continue to repurchase our shares in sufficient quantities to offset dilution from our equity plans and to continue to return a portion of our annual cash flows from operations to stockholders in the form of dividends.

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

Results of Operations

Fiscal Year 2023 Compared to Fiscal Year 2022

Revenue

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2023	November 30, 2022	As Reported	Constant Currency
Revenue	$694,439	$602,013	15%	15%

The increase in revenue in fiscal year 2023 was driven by the acquisition of MarkLogic, which closed during the first quarter of fiscal year 2023, as well as increases in our OpenEdge, Kemp LoadMaster, Sitefinity, Ipswitch, DevTools, Corticon, and Chef product offerings. Changes in prices from fiscal year 2022 to 2023 did not have a significant impact on our revenue.

Software License Revenue

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2023	November 30, 2022	As Reported	Constant Currency
License	$220,789	$188,336	17%	17%
As a percentage of total revenue	32%	31%

Software license revenue increased in fiscal year 2023 primarily due to the acquisition of MarkLogic, as well as increases in license sales in Kemp LoadMaster and OpenEdge.

Maintenance and Services Revenue

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2023	November 30, 2022	As Reported	Constant Currency
Maintenance	$401,501	$362,335	11%	10%
As a percentage of total revenue	58%	60%
Professional services	$72,149	$51,342	41%	40%
As a percentage of total revenue	10%	9%
Total maintenance and services revenue	$473,650	$413,677	14%	14%
As a percentage of total revenue	68%	69%

Maintenance revenue increased in fiscal year 2023 primarily due to the acquisition of MarkLogic, as well as an increase in maintenance revenue from our OpenEdge, Chef, and DevTools product offerings. The increase in maintenance revenue was partially offset by a decrease in Kemp LoadMaster maintenance revenue. Professional services revenue increased primarily due to our acquisition of MarkLogic, as well as an increase in professional services revenue from our Sitefinity product offerings. The increase in professional services revenue was partially offset by a decrease in professional services revenue of Chef.

Revenue by Region

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2023	November 30, 2022	As Reported	Constant Currency
North America	$411,670	$341,154	21%	21%
As a percentage of total revenue	59%	57%
EMEA	$222,862	$207,707	7%	6%
As a percentage of total revenue	32%	35%
Latin America	$21,112	$18,053	17%	14%
As a percentage of total revenue	3%	3%
Asia Pacific	$38,795	$35,099	11%	12%
As a percentage of total revenue	6%	5%

Total revenue generated in North America increased $70.5 million, and total revenue generated outside North America increased $21.9 million, in fiscal year 2023. The increases in North America and EMEA were primarily due to the acquisition of MarkLogic and increases in license revenue from OpenEdge and Kemp LoadMaster. Revenue from Latin America increased due to an increase in OpenEdge license and maintenance revenue. Revenue from Asia Pacific increased due to the acquisition of MarkLogic, as well as increases in our Chef product offerings.

Total revenue generated in markets outside North America represented 41% of total revenue in fiscal year 2023 compared to 43% of total revenue in the same period last year. If exchange rates had remained constant in fiscal year 2023 as compared to the exchange rates in effect in fiscal year 2022, total revenue generated in markets outside North America would have been 41% of total revenue.

Cost of Software Licenses

	Fiscal Year Ended
(In thousands)	November 30, 2023	November 30, 2022	Change
Cost of software licenses	$11,153	$10,243	$910	9%
As a percentage of software license revenue	5%	5%
As a percentage of total revenue	2%	2%

Cost of software licenses consists primarily of costs of inventories, royalties, electronic software distribution, duplication, and packaging. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of Maintenance and Services

	Fiscal Year Ended
(In thousands)	November 30, 2023	November 30, 2022	Change
Cost of maintenance and services	$85,255	$62,177	$23,078	37%
As a percentage of maintenance and services revenue	18%	15%
As a percentage of total revenue	12%	10%
Components of cost of maintenance and services:
Personnel Related Costs	$63,471	$44,049	$19,422	44%
Contractors and Outside Services	13,969	12,286	1,683	14%
Hosting and Other	7,815	5,842	1,973	34%
Total cost of maintenance and services	$85,255	$62,177	$23,078	37%

Cost of maintenance and services consists primarily of costs of providing customer support, consulting, and education. Cost of maintenance and services increased primarily due to higher personnel related costs, contractors and outside services costs, and hosting related costs resulting from the acquisition of MarkLogic.

Amortization of Acquired Intangibles

	Fiscal Year Ended
(In thousands)	November 30, 2023	November 30, 2022	% Change
Amortization of acquired intangibles	$30,169	$22,076	37%
As a percentage of total revenue	4%	4%

Amortization of acquired intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. The year over year increase was due to the addition of MarkLogic acquired intangibles.

Gross Profit

	Fiscal Year Ended
(In thousands)	November 30, 2023	November 30, 2022	% Change
Gross profit	$567,862	$507,517	12%
As a percentage of total revenue	82%	84%

Our gross profit increased primarily due to the increase in revenue, partially offset by the increases of costs of licenses, costs of maintenance and services, and the amortization of intangibles, each as described above. As a percentage of total revenue, gross profit decreased due to higher costs of maintenance and services, as described above.

Sales and Marketing

	Fiscal Year Ended
(In thousands)	November 30, 2023	November 30, 2022	Change
Sales and marketing	$156,076	$140,760	$15,316	11%
As a percentage of total revenue	22%	23%
Components of sales and marketing:
Personnel related costs	$134,820	$119,350	$15,470	13%
Contractors and outside services	3,890	3,156	734	23%
Marketing programs and other	17,366	18,254	(888)	(5)%
Total sales and marketing	$156,076	$140,760	$15,316	11%

Sales and marketing expenses increased in fiscal year 2023 primarily due to increased personnel related costs associated with our acquisition of MarkLogic, as well as increases in contractors and outside services costs, partially offset by a decrease in marketing programs.

Product Development

	Fiscal Year Ended
(In thousands)	November 30, 2023	November 30, 2022	Change
Product development	$132,401	$114,568	$17,833	16%
As a percentage of total revenue	19%	19%
Components of product development costs:
Personnel related costs	$126,680	$111,009	$15,671	14%
Contractors and outside services	4,743	2,699	2,044	76%
Other product development costs	978	860	118	14%
Total product developments costs	$132,401	$114,568	$17,833	16%

Product development expenses increased in fiscal year 2023 primarily due to increased personnel related costs associated with our acquisition of MarkLogic and increased contractors and outside services costs.

General and Administrative

	Fiscal Year Ended
(In thousands)	November 30, 2023	November 30, 2022	Change
General and administrative	$83,157	$77,876	$5,281	7%
As a percentage of total revenue	12%	13%
Components of general and administrative:
Personnel Related Costs	$65,858	$61,330	$4,528	7%
Contractors and Outside Services	12,888	9,763	3,125	32%
Other general and administrative costs	4,411	6,783	(2,372)	(35)%
Total cost of general and administrative	$83,157	$77,876	$5,281	7%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased in fiscal year 2023 primarily due to higher personnel related costs associated with our acquisition of MarkLogic, as well as increases in contractors and outside services, partially offset by a decrease in other general and administrative costs.

Amortization of Intangibles

	Fiscal Year Ended
(In thousands)	November 30, 2023	November 30, 2022	% Change
Amortization of intangibles	$66,430	$46,868	42%
As a percentage of total revenue	10%	8%

Amortization of intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of acquired intangibles increased in fiscal year 2023 due to the addition of MarkLogic acquired intangibles, as discussed above.

Restructuring Expenses

	Fiscal Year Ended
(In thousands)	November 30, 2023	November 30, 2022	% Change
Restructuring expenses	$8,407	$879	856%
As a percentage of total revenue	1%	—%

Restructuring expenses recorded in fiscal year 2023 primarily relate to the restructuring activities that occurred in fiscal years 2023 and 2020. See Note 15: Restructuring to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional details, including types of expenses incurred and the timing of future expenses and cash payments.

Acquisition-Related Expenses

	Fiscal Year Ended
(In thousands)	November 30, 2023	November 30, 2022	% Change
Acquisition-related expenses	$4,704	$4,603	2%
As a percentage of total revenue	1%	1%

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs primarily consist of professional services fees, including third-party legal and valuation-related fees, as well as retention fees. Acquisition-related expenses in fiscal year 2023 were primarily related to the acquisition of MarkLogic, as well as our pursuit of other acquisition opportunities. Acquisition-related expenses in fiscal year 2022 were primarily related to our pursuit of other acquisition opportunities.

Cyber Incident and Vulnerability Response Expenses, Net

	Fiscal Year Ended
(In thousands)	November 30, 2023	November 30, 2022	% Change
Cyber incident and vulnerability responses expenses, net	$6,164	$602	*
As a percentage of total revenue	1%	—%
*Not meaningful

Expenses include costs to investigate and remediate the November 2022 Cyber Incident and MOVEit Vulnerability, as well as legal and other professional services related thereto. Expenses related to such cyber matters are provided net of insurance recoveries, although the timing of recognizing insurance recoveries may differ from the timing of recognizing the associated expenses. Costs associated with the enhancement of our cybersecurity program are not included within this adjustment. We incurred expenses of $1.5 million, net of approximately $3.7 million of insurance recoveries, and $4.7 million, net of insurance recoveries of $2.5 million, during fiscal year 2023 related to the MOVEit Vulnerability and the November 2022 Cyber Incident, respectively. During fiscal year 2022, we incurred expenses of $0.6 million related to the November 2022 Cyber Incident. See Note 19: Cyber Related Matters for further discussion.

Gain on Sale of Assets Held for Sale

	Fiscal Year Ended
(In thousands)	November 30, 2023	November 30, 2022	% Change
Gain on sale of assets held for sale	$—	$(10,770)	*
As a percentage of total revenue	—%	2%
*Not meaningful

In the second quarter of fiscal year 2022, we sold corporate land and building assets previously reported as assets held for sale on our consolidated balance sheet. As the sale price less cost to sell was greater than the carrying value of these assets we recognized a net gain on the sale of approximately $10.8 million in the second quarter of fiscal year 2022.

Income from Operations

	Fiscal Year Ended
(In thousands)	November 30, 2023	November 30, 2022	% Change
Income from operations	$110,523	$132,131	(16)%
As a percentage of total revenue	16%	22%

Income from operations decreased year over year due to an increase in costs of revenue and operating expenses, offset by an increase in revenue, as shown above.

Other (Expense) Income

	Fiscal Year Ended
(In thousands)	November 30, 2023	November 30, 2022	% Change
Interest expense	$(30,780)	$(15,790)	95%
Interest income and other, net	2,538	1,414	79%
Foreign currency loss, net	(2,624)	(500)	425%
Total other expense, net	$(30,866)	$(14,876)	107%
As a percentage of total revenue	(4)%	(2)%

Total other expense, net, increased in fiscal year 2023 due to increased interest expense on our term loan, due to higher interest costs, and the interest costs associated with drawing on our revolving line of credit to acquire MarkLogic. Refer to Note 8: Debt, for further details on the impact of the amendment. Interest income and other, net, was higher in fiscal year 2023, resulting from higher interest rates worldwide. Foreign currency loss increased year over year due to rate volatility and timing of intercompany and hedge settlement activities.

Provision for Income Taxes

	Fiscal Year Ended
(In thousands)	November 30, 2023	November 30, 2022	% Change
Provision for income taxes	$9,460	$22,186	(57)%
As a percentage of income before income taxes	12%	19%

Our effective income tax rate was 12% and 19% for fiscal years 2023 and 2022 respectively. The primary reason for the decrease in the effective rate was due to more favorable tax benefits related to stock-based compensation during 2023 compared to 2022.

Net Income

	Fiscal Year Ended
(In thousands)	November 30, 2023	November 30, 2022	% Change
Net income	$70,197	$95,069	(26)%
As a percentage of total revenue	10%	16%

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

Our ARR was $574.0 million and $490.0 million as of November 30, 2023 and 2022, respectively, which is an increase of 17.1% year-over-year. The growth in ARR was primarily driven by the acquisition of MarkLogic.

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

Our net retention rates have generally ranged between 100% and 102% for all periods presented. We believe net retention rates can be a helpful indicator of the durability of top line performance.

Liquidity and Capital Resources

Cash and Cash Equivalents

(In thousands)	November 30, 2023	November 30, 2022
Cash and cash equivalents	$126,958	$256,277

The decrease in cash and cash equivalents of $129.3 million from the end of fiscal year 2022 was primarily due to cash outflows of $355.3 million for cash paid for acquisitions, net of cash acquired, repayment of the revolving line of credit of $85.0 million, repurchases of common stock of $34.0 million, dividend payments of $31.6 million, payments of debt obligations of $6.9 million, and purchases of property and equipment of $5.6 million. These cash outflows were offset by proceeds from the issuance of debt of $195.0 million to partially fund the acquisition of MarkLogic, cash inflows from operations of $173.9 million, $13.6 million in cash received from the issuance of common stock, and the effect of exchange rates on cash of $6.0 million. Except as described below, there are no limitations on our ability to access our cash and cash equivalents.

Cash and cash equivalents held by our foreign subsidiaries were $61.1 million at November 30, 2023. Foreign cash includes unremitted foreign earnings, which are invested indefinitely outside of the U.S. As such, they are not deemed available to fund our domestic operations. If we were to repatriate these earnings, we may be subject to income tax withholding in certain tax jurisdictions and a portion of the repatriated earnings may be subject to U.S. income tax. However, we do not anticipate that the repatriation of earnings would have a material adverse impact on our liquidity.

Share Repurchases

In fiscal years 2023 and 2022, we repurchased and retired 0.6 million shares of our common stock for $34.0 million and 1.7 million shares of our common stock for $77.0 million, respectively. In fiscal year 2021, we repurchased and retired 0.8 million shares of our common stock for $35.0 million. On January 10, 2023, our Board of Directors increased our share repurchase authorization by $150.0 million, to an aggregate authorization of $228.0 million. As of November 30, 2023, there was $194.0 million remaining under the current share repurchase authorization. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand, or discontinue the repurchase program at any time.

Dividends

We began paying quarterly cash dividends of $0.125 per share of common stock to Progress stockholders in December 2016 and have paid quarterly dividends since that time. On September 20, 2023, our Board of Directors declared a quarterly dividend of $0.175 per share of common stock that was paid on December 15, 2023 to stockholders of record as of the close of business on December 1, 2023. On January 9, 2024, our Board of Directors declared a quarterly dividend of $0.175 per share of common stock that will be paid on March 15, 2024 to shareholders of record as of the close of business on March 1, 2024. We have paid aggregate cash dividends totaling $31.6 million, $31.1 million and $31.6 million for the years ended November 30, 2023, 2022, and 2021, respectively. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Credit Facility

On January 25, 2022, we entered into the Credit Agreement providing for a $275.0 million secured term loan and a $300.0 million secured revolving Credit Facility. The Credit Agreement matures on the earlier of (i) January 25, 2027 and (ii) the date that is 181 days prior to the maturity date of our Notes (defined below) subject to certain conditions. The Credit Facility does not require amortization of principal. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ending February 28, 2022. The first eight payments were in the principal amount of $1.7 million each, the following four payments are in the principal amount of $3.4 million each, the following eight payments are in the principal amount of $5.2 million each and the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium.

Revolving loans may be borrowed, repaid, and reborrowed until January 25, 2027, at which time all amounts outstanding must be repaid. As of November 30, 2023, there was $110.0 million outstanding amounts under the revolving line of credit and $2.5 million of letters of credit.

The Credit Agreement contains customary affirmative and negative covenants, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a consolidated interest charge coverage ratio and a consolidated total net leverage ratio. Additionally, the Credit Agreement includes customary events of default, that in event of, could result in the acceleration of the obligations under the Credit Agreement. We are in compliance with all financial covenants as of November 30, 2023. See Note 8: Debt for further discussion.

Convertible Senior Notes

In April 2021, we issued, in a private placement, Convertible Senior Notes with an aggregate principal amount of $325 million, due April 15, 2026, unless earlier repurchased, redeemed or converted. There are no required principal payments prior to the maturity of the Notes. In addition, the Company also granted the initial purchasers of the Notes an option to purchase up to an additional $50.0 million aggregate principal amount of the Notes, for settlement within a 13-day period beginning on, and including, April 13, 2021, of which $35 million of additional Notes were purchased for total proceeds of $360 million. The Notes bear interest at an annual rate of 1%, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2021. See Note 8: Debt for further discussion.

Cash Flows from Operating Activities

	Fiscal Year Ended
(In thousands)	November 30, 2023	November 30, 2022	November 30, 2021
Net income	$70,197	$95,069	$78,420
Non-cash reconciling items included in net income	127,063	104,121	100,666
Changes in operating assets and liabilities	(23,340)	(7,030)	(556)
Net cash flows from operating activities	$173,920	$192,160	$178,530

The decrease in cash generated from operations in fiscal year 2023 as compared to fiscal year 2022 was primarily due to higher interest expense on debt and an increase in cash paid for income taxes, partially offset by higher billings and collections. The increase in non-cash reconciling items included in net income primarily relates to the increase in amortization of intangibles due to the recent acquisition of MarkLogic.

Our gross accounts receivable as of November 30, 2023 increased by $27.9 million from the end of fiscal year 2022. Days sales outstanding ("DSO") in accounts receivable remained flat at 62 days in fiscal year 2023 as compared to fiscal year 2022. In addition, our net deferred revenue as of November 30, 2023 increased by $12.6 million from the end of fiscal year 2022.

Cash Flows (used in) from Investing Activities

	Fiscal Year Ended
(In thousands)	November 30, 2023	November 30, 2022	November 30, 2021
Net investment activity	$438	$1,950	$5,950
Purchases of property and equipment	(5,570)	(6,090)	(4,654)
Proceeds from sale of long-lived assets, net	—	25,998	—
Other investing activities	—	134	2,330
Payments for acquisitions, net of cash acquired	(355,250)	—	(253,961)
Net cash flows from (used in) investing activities	$(360,382)	$21,992	$(250,335)

Net cash outflows and inflows of our net investment activity are generally a result of the timing of our purchases and maturities of securities, which are classified as cash equivalents, as well as the timing of acquisitions and divestitures. Cash used in investing activities was impacted by the acquisition of MarkLogic for a net cash amount of $355.3 million, and Kemp for a net cash amount of $254.0 million, in fiscal years 2023 and 2021, respectively. In fiscal year 2022 we received $26.0 million net proceeds from the sale of long-lived assets.

Cash Flows from (used in) Financing Activities

	Fiscal Year Ended
(In thousands)	November 30, 2023	November 30, 2022	November 30, 2021
Proceeds from stock-based compensation plans	$25,956	$16,165	$15,033
Repurchases of common stock	(33,962)	(77,041)	(35,000)
Dividend payment to stockholders	(31,554)	(31,063)	(31,561)
Proceeds from issuance of convertible senior notes, net of issuance costs of $9.9 million	—	—	350,100
Purchase of capped calls	—	—	(43,056)
Proceeds from the issuance of debt, net of payments of long term debt and debt issuance costs	103,125	(1,660)	(118,217)
Other financing activities	(12,377)	(7,824)	(5,186)
Net cash flows (used in) from financing activities	$51,188	$(101,423)	$132,113

During fiscal year 2023, we received $26.0 million from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $16.2 million in fiscal year 2022, and $15.0 million in fiscal year 2021. Most significantly, in the second quarter of fiscal year 2021, we received $350.1 million in net proceeds from the issuance of convertible senior notes and paid $43.1 million to purchase capped calls in connection with the convertible note offering. We received proceeds from the issuance of debt of $195.0 million in fiscal year 2023 and $7.5 million in fiscal year 2022. The debt proceeds were offset by payments on our long-term debt of $91.9 million in fiscal year 2023 (including a $85.0 million repayment on the revolving line of credit), compared to $6.9 million in fiscal year 2022, and $117.3 million in fiscal year 2021 (including a $98.5 million repayment on the revolving line of credit). In addition, we repurchased $34.0 million of our common stock under our share repurchase plan in fiscal year 2023, compared to $77.0 million in fiscal year 2022, and $35.0 million in fiscal year 2021.

Indemnification Obligations

We include standard intellectual property indemnification provisions in our licensing agreements in the ordinary course of business. Pursuant to our product license agreements, we will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with certain patent, copyright or other intellectual property infringement claims by third parties with respect to our products. Other agreements with our customers provide indemnification for claims relating to property damage or personal injury resulting from the performance of services by us or our subcontractors. Historically, our costs to defend lawsuits or settle claims relating to such indemnity agreements have been insignificant. Accordingly, the estimated fair value of these indemnification provisions is immaterial. For indemnification claims related to the MOVEit Vulnerability. Please see Recent Developments: MOVEit Vulnerability below for further details.

Liquidity Outlook

Cash from operations in fiscal year 2024 could be affected by various risks and uncertainties, including, but not limited to, the effects of various risks detailed in Part I, Item 1A titled “Risk Factors” which may lead to disruption and volatility in capital markets and credit markets that could adversely affect our liquidity and capital resources. However, based on our current business plan, we believe that existing cash balances, together with funds generated from operations and amounts available under our Credit Facility, will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months. We do not contemplate a need for any foreign repatriation of the earnings which are deemed invested indefinitely outside of the U.S. Our foreseeable cash needs include capital expenditures, acquisitions, debt repayments, quarterly cash dividends, share repurchases, lease commitments, restructuring obligations and other long-term obligations.

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

We also consider whether an arrangement has any discounts, material rights, or specified future upgrades that may represent additional performance obligations, although we do not have a history of offering these elements. We do not have any material revenue arrangements that include estimates for variable consideration.

Loss Contingencies and the MOVEit Vulnerability

The Company recognizes a liability for loss contingencies for which it is probable that a liability has been incurred at the date of the consolidated financial statements and the amount is reasonably estimable. The Company has not incurred any significant litigation costs or entered into large settlements in recent history.

As more fully discussed in Note 19: Cyber Related Matters to the consolidated financial statements, in May 2023, the Company discovered a zero-day vulnerability in its MOVEit Transfer and MOVEit Cloud software product offerings (the MOVEit Vulnerability). As of the date of this filing on Form 10-K, the Company has received formal letters from 31 customers and others that claim to have been impacted by the MOVEit Vulnerability, some of which have indicated that they intend to seek indemnification from the Company related to the MOVEit Vulnerability. Additionally, the MOVEit Vulnerability has resulted in informal government inquiries, three formal government investigations, and private litigation, which may result in adverse judgments, settlements, fines, penalties, or other resolutions, the amount, scope and timing of which could be material, but which the Company is currently unable to predict.

There is complexity in applying this accounting framework for the potential losses arising from the MOVEit Vulnerability and in determining whether a loss is probable and estimable as these claims and proceedings are subject to inherent uncertainties and unascertainable damages. Further, the outcome of these matters may not be known for prolonged periods of time. Because the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved, we are currently unable to develop an estimate of the losses or range of losses incurred (if any). Therefore, we have not recorded a loss contingency liability for the MOVEit Vulnerability as of November 30, 2023. The Company could incur judgments or enter into settlements regarding the outcome of these claims and proceedings, which could have a material effect on the estimated amount of the liability in the period in which the effect becomes probable and reasonably estimable.

We have incurred expenses related to our efforts to investigate and remediate the MOVEit Vulnerability, as well as legal and other professional services related thereto. Expenses are recognized as the expenses are incurred and are provided net of expected insurance recoveries, although the timing of recognizing insurance recoveries may differ from the timing of recognizing the associated expenses. We incurred expenses of $1.5 million, net, related to the MOVEit Vulnerability for the fiscal year ended November 30, 2023.

During the period when the MOVEit Vulnerability occurred, we maintained $15.0 million of cybersecurity insurance coverage, which is expected to reduce our exposure to expenses and liabilities arising from these events. As of November 30, 2023, we have recorded approximately $3.7 million in insurance recoveries, and we have $8.8 million of additional cybersecurity insurance coverage (which is subject to a $0.5 million retention per claim). We will pursue recoveries to the maximum extent available under our insurance policies.

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

MOVEit Transfer is a secure file-transfer software that is installed by customers on-premise and does not have any on-going telemetry after installation that allows us to track, among other things, a customer’s product usage, deployed version, file transfer activity (including any data that is transferred by or stored within the customer’s MOVEit Transfer instance), or whether the customer has applied any security patches or bug fixes to their MOVEit Transfer instance. However, a number of MOVEit Transfer customers and others have disclosed that malicious threat actors have exploited the MOVEit Vulnerability to obtain access to their environments and portions of their sensitive customer data.

Furthermore, we have not seen any evidence that sensitive customer data has been exfiltrated from the public MOVEit Cloud instances. For a small group of customers, we provide dedicated MOVEit Cloud instances that are hosted, for each such customer, separate and apart from the public instances of our MOVEit Cloud platform. Two of our dedicated MOVEit Cloud customers have reported that malicious threat actors have exploited the MOVEit Vulnerability to obtain access to their dedicated MOVEit Cloud environment. As of the date of the filing of this report on Form 10-K, one such customer has confirmed that no sensitive data was compromised and the other has reported that certain personally identifiable information was exfiltrated.

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

Progress has remained fully operational at all times before and after the discovery of the MOVEit Vulnerability and, as of the time of the filing of this report on Form 10-K, has not uncovered evidence of unauthorized activity in Progress' corporate environment or impact to products beyond MOVEit Transfer and MOVEit Cloud related to this attack. MOVEit Transfer and MOVEit Cloud represented less than 4% in aggregate of the Company’s revenue for the fiscal year ended November 30, 2023.

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

Expenses Incurred and Amounts Accrued

For the fiscal year ended November 30, 2023, we incurred $1.5 million of costs related to the MOVEit Vulnerability. Costs are provided net of received and expected insurance recoveries of approximately $3.7 million, which was recognized during the third and fourth quarters of fiscal year 2023. The timing of recognizing insurance recoveries may differ from the timing of recognizing the associated expenses.

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

Insurance Coverage

During the period when the November 2022 Cyber Incident and the MOVEit Vulnerability occurred, we maintained $15.0 million of cybersecurity insurance coverage, which is expected to reduce our exposure to expenses and liabilities arising from these events. As of November 30, 2023, we have recorded approximately $6.2 million in insurance recoveries, of which, $2.5 million was related to the November 2022 Cyber Incident and $3.7 million was related to the MOVEit Vulnerability, providing us with $8.8 million of additional cybersecurity insurance coverage (which is subject to a $0.5 million retention per claim). We will pursue recoveries to the maximum extent available under our insurance policies.

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

Litigation and Governmental Investigations

As of the date of the filing of this report on Form 10-K, (i) we have received formal letters from 31 customers and others that claim to have been impacted by the MOVEit Vulnerability, some of which have indicated that they intend to seek indemnification from us related to the MOVEit Vulnerability, (ii) we have received a letter from an insurer providing notice of a subrogation claim (where the insurer is seeking recovery for all expenses incurred in connection with the MOVEit Vulnerability), which has resulted in the filing of a lawsuit in the District of Massachusetts, and (iii) we are party to approximately 118 class action lawsuits filed by individuals who claim to have been impacted by exfiltration of data from the environments of our MOVEit Transfer customers, which the Judicial Panel on Multidistrict Litigation transferred to the District of Massachusetts for coordinated and consolidated proceedings.

We have also been cooperating with several inquiries from domestic and foreign data privacy regulators; inquiries from several state attorneys general; as well as formal investigations from: (i) a U.S. federal law enforcement agency (as of the date of the filing of this report, the law enforcement investigation that we are cooperating with is not an enforcement action or formal governmental investigation of which we have been told that we are a target), (ii) the SEC (as further described hereafter), and (iii) the Office of the Attorney General for the District of Columbia (as further described hereafter). On October 2, 2023, Progress received a subpoena from the SEC seeking various documents and information relating to the MOVEit Vulnerability. As described in the cover letter accompanying the subpoena, at this stage, the SEC investigation is a fact-finding inquiry, the investigation does not mean that Progress or anyone else has violated federal securities laws, and the investigation does not mean that the SEC has a negative opinion of any person, entity, or security. Progress intends to cooperate fully with the SEC in its investigation.

On December 21, 2023, Progress received a preservation notice from the Federal Trade Commission (the "FTC"), but has not otherwise received a request for information nor is Progress aware of any formal FTC investigation.

On January 18, 2024, Progress received a subpoena from the Office of the Attorney General for the District of Columbia seeking various documents and information relating to the MOVEit Vulnerability. At this stage, the investigation is a fact-finding inquiry, and the investigation does not mean that Progress or anyone else has violated applicable laws. Progress intends to cooperate fully with the Office of the Attorney General for the District of Columbia in its investigation.

Such claims and investigations may have an adverse effect on how we operate our business and our results of operations, and in the future, we may be subject to additional governmental or regulatory investigations, as well as additional litigation or indemnification claims. While a loss from these matters is possible, we cannot reasonably estimate a range of possible losses at this time, particularly while the foregoing matters are pending and our fact-gathering investigation into the matter is ongoing. Furthermore, with respect to the litigation, the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved. Also, each of the governmental inquiries and investigations mentioned above could result in adverse judgements, settlements, fines, penalties, or other resolutions, the amount, scope and timing of which could be material, but which we are currently unable to predict. As such, we have not recorded a loss contingency liability for litigation, claims and governmental investigations. See Note 19: Cyber Related Matters to Consolidated Financial Statements included in Item 8, Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of risks, including changes in interest rates affecting the return on our invested cash and borrowing activities and foreign currency fluctuations. We have established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

Exposure to interest rate risk is related to changing interest rates under our Credit Agreement, which are variable and determined by reference to a term benchmark rate or a base rate at our option. The rates range from 1.00% to 2.00% above the term benchmark rate or from 0.00% to 1.00% above the defined base rate for base rate borrowings, in each case based upon our leverage ratio. Additionally, we may borrow certain foreign currencies at rates set in the same range above the respective term benchmark rates for those currencies. The outstanding balance of the term loan as of November 30, 2023 was $261.3 million.

On July 9, 2019, we entered into an interest rate swap contract with an initial notional amount of $150.0 million to manage the variability of cash flows associated with approximately one-half of our variable rate debt. The contract matures on April 30, 2024 and requires periodic interest rate settlements. In June 2023, the interest rate swap agreement was amended to implement certain changes in the reference rate from LIBOR to SOFR. Under the agreement, we receive a floating rate based on the greater of 1-month SOFR or 0.00% and pay a fixed rate of 1.855% on the outstanding notional amount. We were previously exposed to market risk due to variable interest rates based on LIBOR and are now exposed to market risk due to variable interest rates based on SOFR.

	November 30, 2023		November 30, 2022
	Notional Value	Fair Value	Notional Value	Fair Value
Interest rate swap contracts designated as cash flow hedges	$103,125	$1,495	$120,000	$4,407

Foreign Currency Risk

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on intercompany accounts receivable and loans receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in other current assets, other assets, other accrued liabilities, or other noncurrent liabilities on the consolidated balance sheets at the end of each reporting period and expire between 30 days and 2 years from the date the contract was entered. In fiscal year 2023, realized and unrealized gains of $2.3 million from our forward contracts were recognized in foreign currency loss, net on the consolidated statements of operations. These losses were substantially offset by realized and unrealized gains and losses on the offsetting positions.

Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our revenue would be adversely affected by approximately 3%, or $18 million, and our net income would be adversely affected by approximately 11%, or $8 million (excluding any offsetting positive impact from our ongoing hedging programs), although the actual effects may differ materially from the hypothetical analysis.

The table below details outstanding foreign currency forward contracts at November 30, 2023 and 2022 where the notional amount is determined using contract exchange rates (in thousands):

	November 30, 2023		November 30, 2022
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$102,229	$(2,526)	$74,578	$(2,995)
Forward contracts to purchase U.S. dollars	844	(4)	544	(5)
Total	$103,073	$(2,530)	$75,122	$(3,000)

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Progress Software Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Progress Software Corporation and subsidiaries (the "Company") as of November 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended November 30, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of November 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 26, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 8 to the financial statements, the Company changed its method of accounting for convertible debt effective December 1, 2021, due to the adoption of ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, using the modified retrospective adoption method.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition - Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company derives revenue from multiple sources, including software licenses, maintenance, and services. Frequently, the customer arrangements provide software licenses combined with maintenance resulting in multiple performance obligations under ASC 606, Revenue from Contracts with Customer. The identification of distinct performance obligations, particularly for more complex customer arrangements, requires a detailed analysis of the contractual terms and application of more complex accounting guidance. In addition, the allocation of the arrangement consideration to each performance obligation within an arrangement (license, maintenance, and services) requires the application of management judgment. Revenue arrangements with higher contract values frequently require more complex management judgments.

Given the accounting complexity and the management judgment necessary to identify performance obligations and determine the timing and allocation of revenue in arrangements with multiple performance obligations, auditing revenues required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the recognition of revenue from arrangements with multiple performance obligations included the following, among others:

•We tested the effectiveness of controls over revenue recognition, including those over the identification of distinct performance obligations and the allocation of arrangement consideration.
•We evaluated the Company’s accounting policies in the context of the applicable accounting standards.
•We evaluated the appropriateness and consistency of the methods and assumptions used by management to determine the standalone selling price of distinct performance obligations.
•We selected a sample of revenue arrangements and performed the following procedures:
–We obtained and read the contracts and related contract documentation.
–We evaluated whether management properly identified the contract terms and tested management’s application of the Company’s policies, including the identification of the performance obligations and allocation of the arrangement consideration.
–We tested the mathematical accuracy of management's calculations of revenue and the associated timing of revenue recognized in the financial statements.

MOVEit Vulnerability – Refer to Note 19 to the Financial Statements

Critical Audit Matter Description

In May 2023, the Company identified a zero-day vulnerability in its MOVEit Transfer and MOVEit Cloud software product offerings (the MOVEit Vulnerability). A number of customers and others have disclosed that they have been impacted by the MOVEit Vulnerability and certain customers have sent formal letters to the Company, some of which have indicated that they intend to seek indemnification from the Company. Additionally, the Company has received several inquiries from data privacy regulators, state attorneys general, regulatory agencies, and a law enforcement agency seeking various documents and information relating to the MOVEit Vulnerability, which may result in adverse judgments, settlements, fines, penalties and other resolutions if enforcement actions are brought against the Company. These claims and proceedings are subject to inherent uncertainties and unascertainable damages. Further, the outcome of these matters may not be known for prolonged periods of time. Given the uncertainty and inability to develop a reasonable estimate of the potential loss or range of loss incurred related to this matter, the Company has not recognized a loss accrual in respect of the MOVEit Vulnerability. The Company could incur judgments or enter into settlements regarding the outcome of these claims and proceedings, which could have a material effect on the estimated amount of the liability in the period in which the effect becomes probable and reasonably estimable.

The Company recognizes a liability for loss contingencies for which it is probable that a liability has been incurred at the date of the consolidated financial statements and the amount is reasonably estimable. There is complexity in applying this accounting framework for the potential losses arising from the MOVEit Vulnerability and in determining whether a loss is probable and estimable. Performing audit procedures to evaluate the appropriateness of the Company’s application of the accounting framework required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting for the potential losses and related disclosures related to the MOVEit Vulnerability, include the following procedures, among others:

•We tested the effectiveness of controls over the Company’s accounting for the loss contingencies and related disclosures related to the MOVEit Vulnerability.
•With the assistance of professionals in our firm having subject matter expertise in accounting for loss contingencies, we evaluated the Company’s accounting and disclosures related to the MOVEit Vulnerability for compliance with ASC 450, Contingencies.
•We inquired of the Company’s internal and external legal counsel to understand the legal merits and the basis for the Company’s conclusions specific to the likelihood of loss and the inability to estimate a potential loss or range of loss.
•We requested and received written responses from internal and external legal counsel.
•We made inquiries of management and read the letters and pleadings on a sample basis to evaluate and corroborate our understanding obtained through inquiries of internal legal counsel.
•We inspected Board of Directors meeting minutes and performed inquiries with executive management and the audit committee regarding the information discussed and presented to the Board of Directors during the relevant committee meetings.
•We performed public domain searches using relevant and reliable sources for evidence contrary to management’s analysis.

•We evaluated any events subsequent to November 30, 2023 that might impact our evaluation of loss contingencies, including any related accrual or disclosure.
•We obtained written representations from executives of the Company.
•We read the Company’s related disclosures and evaluated the disclosures for consistency with our testing.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
January 26, 2024

We have served as the Company's auditor since 1990.

PROGRESS SOFTWARE CORPORATION
Consolidated Balance Sheets

(In thousands, except share data)	November 30, 2023	November 30, 2022
Assets
Current assets:
Cash and cash equivalents	$126,958	$256,277
Accounts receivable (less allowances of $851 in 2023 and $859 in 2022)	125,825	97,834
Unbilled receivables	29,965	29,158
Other current assets	48,040	42,784
Total current assets	330,788	426,053
Long-term unbilled receivables	28,373	39,936
Property and equipment, net	15,225	14,927
Intangible assets, net	354,278	217,355
Goodwill	832,101	671,037
Right-of-use lease assets	18,711	17,574
Deferred tax assets	15,052	11,765
Other assets	8,255	12,832
Total assets	$1,602,783	$1,411,479
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt, net	$13,109	$6,234
Accounts payable	12,371	9,282
Accrued compensation and related taxes	49,559	42,467
Dividends payable to stockholders	8,376	8,115
Short-term operating lease liabilities	10,114	7,471
Other accrued liabilities	22,499	16,765
Short-term deferred revenue, net	236,090	227,670
Total current liabilities	352,118	318,004
Long-term debt, net	356,111	259,220
Convertible senior notes, net	354,772	352,625
Long-term operating lease liabilities	13,000	15,041
Long-term deferred revenue, net	58,946	54,770
Deferred tax liabilities	3,574	4,628
Other noncurrent liabilities	4,547	8,687
Commitments and contingencies (Note 10 and note 19)
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized, 10,000,000 shares; issued, none	—	—
Common stock, $0.01 par value; authorized, 200,000,000 shares; issued and outstanding, 43,795,955 shares in 2023 and 43,257,008 shares in 2022	438	433
Additional paid-in capital	370,579	331,650
Retained earnings	120,858	101,656
Accumulated other comprehensive loss	(32,160)	(35,235)
Total stockholders’ equity	459,715	398,504
Total liabilities and stockholders’ equity	$1,602,783	$1,411,479

See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Consolidated Statements of Operations

	Fiscal Year Ended
(In thousands, except per share data)	November 30, 2023	November 30, 2022	November 30, 2021
Revenue:
Software licenses	$220,789	$188,336	$156,590
Maintenance and services	473,650	413,677	374,723
Total revenue	694,439	602,013	531,313
Costs of revenue:
Cost of software licenses	11,153	10,243	5,271
Cost of maintenance and services	85,255	62,177	58,242
Amortization of acquired intangibles	30,169	22,076	14,936
Total costs of revenue	126,577	94,496	78,449
Gross profit	567,862	507,517	452,864
Operating expenses:
Sales and marketing	156,076	140,760	125,890
Product development	132,401	114,568	103,338
General and administrative	83,157	77,876	65,128
Amortization of acquired intangibles	66,430	46,868	31,996
Restructuring expenses	8,407	879	6,308
Acquisition-related expenses	4,704	4,603	4,102
Cyber incident and vulnerability response expenses, net	6,164	602	—
Gain on sale of assets held for sale	—	(10,770)	—
Total operating expenses	457,339	375,386	336,762
Income from operations	110,523	132,131	116,102
Other (expense) income:
Interest expense	(30,780)	(15,790)	(20,045)
Interest income and other, net	2,538	1,414	777
Foreign currency loss, net	(2,624)	(500)	(1,300)
Total other expense, net	(30,866)	(14,876)	(20,568)
Income before income taxes	79,657	117,255	95,534
Provision for income taxes	9,460	22,186	17,114
Net income	$70,197	$95,069	$78,420

Earnings per share:
Basic	$1.62	$2.19	$1.79
Diluted	$1.57	$2.15	$1.76
Weighted average shares outstanding:
Basic	43,456	43,475	43,916
Diluted	44,658	44,247	44,620

Cash dividends declared per common share	$0.70	$0.70	$0.70

See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Consolidated Statements of Comprehensive Income

	Fiscal Year Ended
(In thousands)	November 30, 2023	November 30, 2022	November 30, 2021
Net income	$70,197	$95,069	$78,420
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5,289	(8,468)	(2,439)
Unrealized (loss) gain on hedging activity, net of tax benefit of $698 in 2023, and tax provision of $1,797 and $940 in 2022 and 2021, respectively	(2,214)	5,688	2,837
Unrealized loss on investments, net of tax benefit of $4 and $20 in 2022 and 2021, respectively	—	(12)	(63)
Total other comprehensive income (loss), net of tax	3,075	(2,792)	335
Comprehensive income	$73,272	$92,277	$78,755

See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, November 30, 2020	44,241	$442	$305,802	$72,547	$(32,778)	$346,013
Issuance of stock under employee stock purchase plan	277	3	7,815	—	—	7,818
Exercise of stock options	195	2	6,995	—	—	6,997
Vesting of restricted stock units and release of deferred stock units	342	3	(3)	—	—	—
Withholding tax payments related to net issuance of restricted stock units	(112)	(1)	(5,185)	—	—	(5,186)
Stock-based compensation	—	—	29,724	—	—	29,724
Equity component of Notes, net of issuance costs and tax	—	—	47,456	—	—	47,456
Purchase of capped calls, net of tax	—	—	(32,507)	—	—	(32,507)
Dividends declared	—	—	—	(31,581)	—	(31,581)
Treasury stock repurchases and retirements	(797)	(8)	(5,862)	(29,130)	—	(35,000)
Net income	—	—	—	78,420	—	78,420
Other comprehensive income	—	—	—	—	335	335
Balance, November 30, 2021	44,146	$441	$354,235	$90,256	$(32,443)	$412,489
Cumulative effect of adoption of ASU 2020-06	—	—	(47,456)	4,893	—	(42,563)
Issuance of stock under employee stock purchase plan	301	3	9,201	—	—	9,204
Exercise of stock options	174	2	6,783	—	—	6,785
Vesting of restricted stock units and release of deferred stock units	448	5	(5)	—	—	—
Withholding tax payments related to net issuance of restricted stock units	(117)	(1)	(8,487)	—	—	(8,488)
Stock-based compensation	—	—	37,094	—	—	37,094
Dividends declared	—	—	—	(31,253)	—	(31,253)
Treasury stock repurchases and retirements	(1,695)	(17)	(19,715)	(57,309)	—	(77,041)
Net income	—	—	—	95,069	—	95,069
Other comprehensive loss	—	—	—	—	(2,792)	(2,792)
Balance, November 30, 2022	43,257	$433	$331,650	$101,656	$(35,235)	$398,504
Issuance of stock under employee stock purchase plan	279	2	10,287	—	—	10,289
Exercise of stock options	485	5	15,270	—	—	15,275
Vesting of restricted stock units and release of deferred stock units	615	6	(6)	—	—	—
Withholding tax payments related to net issuance of restricted stock units	(229)	(2)	(12,375)	—	—	(12,377)
Stock-based compensation	—	—	40,529	—	—	40,529
Dividends declared	—	—	—	(31,815)	—	(31,815)
Treasury stock repurchases and retirements	(611)	(6)	(14,776)	(19,180)	—	(33,962)
Net income	—	—	—	70,197	—	70,197
Other comprehensive income	—	—	—	—	3,075	3,075
Balance, November 30, 2023	43,796	$438	$370,579	$120,858	$(32,160)	$459,715
See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Consolidated Statements of Cash Flows

	Fiscal Year Ended
(In thousands)	November 30, 2023	November 30, 2022	November 30, 2021
Cash flows from operating activities:
Net income	$70,197	$95,069	$78,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,345	5,002	5,477
Amortization of acquired intangibles and other	96,802	69,730	47,507
Amortization of debt discount and issuance costs on Notes	2,147	2,112	8,195
Stock-based compensation	40,529	37,094	29,724
Non-cash lease expense	9,393	7,781	10,946
Loss on disposal of long-lived assets, net	—	—	7
Gain on sale of assets held for sale	—	(10,770)	—
Deferred income taxes	(28,641)	(7,602)	(908)
Credit losses and other sales allowances	488	774	(282)
Changes in operating assets and liabilities:
Accounts receivable	12,119	(27,254)	(10,998)
Other assets	(1,579)	(2,214)	(15,105)
Inventories	2,489	(1,556)	245
Accounts payable and accrued liabilities	(1,242)	(3,583)	5,486
Lease liabilities	(10,472)	(8,571)	(8,406)
Income taxes payable	(553)	(120)	(2,251)
Deferred revenue, net	(24,102)	36,268	30,473
Net cash flows from operating activities	173,920	192,160	178,530
Cash flows (used in) from investing activities:
Purchases of investments	(15,262)	—	—
Sales and maturities of investments	15,700	1,950	5,950
Purchases of property and equipment	(5,570)	(6,090)	(4,654)
Payments for acquisitions, net of cash acquired	(355,250)	—	(253,961)
Proceeds from sale of long-lived assets, net	—	25,998	—
Other investing activities	—	134	2,330
Net cash flows (used in) from investing activities	(360,382)	21,992	(250,335)
Cash flows from (used in) financing activities:
Proceeds from equity plans	25,956	16,165	15,033
Payments for taxes related to net share settlements of equity awards	(12,377)	(7,824)	(5,186)
Repurchases of common stock	(33,962)	(77,041)	(35,000)
Proceeds from issuance of senior convertible notes, net of issuance costs of $9.9 million	—	—	350,100
Purchase of capped calls	—	—	(43,056)
Dividend payments to stockholders	(31,554)	(31,063)	(31,561)
Proceeds from the issuance of debt	195,000	7,475	—
Repayment of revolving line of credit	(85,000)	—	—
Principal payment on term loan	(6,875)	(6,873)	(117,313)
Payment of debt issuance costs	—	(2,262)	(904)
Net cash flows from (used in) financing activities	51,188	(101,423)	132,113
Effect of exchange rate changes on cash	5,955	(11,858)	(2,892)
Net (decrease) increase in cash and cash equivalents	(129,319)	100,871	57,416
Cash and cash equivalents, beginning of year	256,277	155,406	97,990
Cash and cash equivalents, end of year	$126,958	$256,277	$155,406

Supplemental disclosure:
Cash paid for income taxes, net of refunds of $965 in 2023, $968 in 2022 and $894 in 2021	$39,771	$28,680	$25,915
Cash paid for interest	$23,867	$8,572	$8,537
Non-cash investing and financing activities:
Dividends declared and unpaid	$8,376	$8,115	$7,925

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

Cash Equivalents

Cash equivalents include short-term, highly liquid investments purchased with remaining maturities of three months or less. As of November 30, 2023, all of our cash equivalents were invested in money market funds.

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

A summary of activity in the allowance for doubtful accounts is as follows (in thousands):

	November 30, 2023	November 30, 2022	November 30, 2021
Beginning balance	$740	$552	$886
Charge to costs and expenses	435	493	58
Write-offs and other	(499)	(302)	(408)
Translation adjustments	2	(3)	16
Ending balance	$678	$740	$552

Concentrations of Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, derivative instruments and trade receivables. We hold our cash and cash equivalents and derivative instrument contracts with high quality financial institutions and we monitor the credit ratings of those institutions. We perform ongoing credit evaluations of our customers, and the risk with respect to trade receivables is further mitigated by the diversity, both by geography and by industry, of the customer base. No single customer represented more than 10% of consolidated accounts receivable or revenue in fiscal years 2023, 2022 or 2021.

Fair Value Measurements

We account for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•Level 1 – inputs are based upon unadjusted quoted prices for identical instruments in active markets. Our Level 1 investments include money market funds.
•Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit spreads, foreign exchange rates, and forward and spot prices for currencies. Our Level 2 derivative assets and liabilities include certain over-the-counter forward and swap contracts.
•Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We do not have any Level 3 fair value measurements.

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

We enter into certain derivative instruments that are not designated as hedges. Although these derivatives are not designated as hedges, we believe that such instruments are closely correlated with the underlying exposure, thus managing the associated risk. The gains or losses from changes in the fair value of such derivative instruments that are not accounted for as hedges are recognized in earnings in foreign currency loss, net in the consolidated statements of operations. In fiscal year 2023, we recognized realized and unrealized gains of $2.3 million from our forward contracts.

Property and Equipment

We record property and equipment at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the useful lives of the assets. Useful lives by major asset class are as follows: computer equipment and software, 3 to 7 years and furniture and fixtures, 5 to 7 years. Repairs and maintenance costs are expensed as incurred.

Goodwill, Intangible Assets, and Long-Lived Assets

Goodwill

Goodwill is the amount by which the cost of acquired net assets in a business combination exceeded the fair value of net identifiable assets on the date of purchase. The Company operates as a single reporting unit. We evaluate goodwill and other intangible assets with indefinite useful lives, if any, for impairment annually or on an interim basis when events and circumstances arise that indicate impairment may have occurred.

Intangible Assets and Long-Lived Assets

Intangible assets are comprised of purchased technology, customer-related assets, and trademarks and trade names acquired through business combinations. All of our intangible assets are amortized using the straight-line method over their estimated useful life. Refer to Note 7: Business Combinations for further information.

We periodically review long-lived assets (primarily property and equipment) and intangible assets with finite lives for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. We base each impairment test on a comparison of the undiscounted cash flows to the carrying value of the asset or asset group. If impairment is indicated, we write down the asset to its estimated fair value.

We did not recognize any intangible asset impairment charges in the years presented.

Comprehensive (Loss) Income

The components of comprehensive loss include, in addition to net income, foreign currency translation adjustments and unrealized gains and losses on investments and hedging activity.

Accumulated other comprehensive loss by components, net of tax (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Losses on Investments	Unrealized (Losses) Gains on Hedging Activity	Total
Balance, December 1, 2021	$(30,055)	$(49)	$(2,339)	$(32,443)
Other comprehensive (loss) income	(8,468)	(12)	5,688	(2,792)
Balance, December 1, 2022	$(38,523)	$(61)	$3,349	$(35,235)
Other comprehensive income (loss)	5,289	—	(2,214)	3,075
Balance, November 30, 2023	$(33,234)	$(61)	$1,135	$(32,160)

The tax effect on accumulated unrealized (losses) gains on hedging activity and unrealized losses on investments was a tax provision of $0.4 million and $1.1 million as of November 30, 2023 and November 30, 2022, respectively, and a tax benefit of $0.7 million as of November 30, 2021.

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

Advertising Costs

Advertising costs are expensed as incurred and were $1.1 million, $1.1 million, and $0.9 million in fiscal years 2023, 2022, and 2021, respectively.

Warranty Costs

We make periodic provisions for expected warranty costs. Historically, warranty costs have been insignificant.

Stock-Based Compensation

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant service period. We estimate the fair value of each stock-based award on the measurement date using either the current market price of the stock, the Black-Scholes option valuation model, or the Monte Carlo Simulation valuation model. The Black-Scholes and Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. We recognize stock-based compensation expense related to options and restricted stock units on a straight-line basis over the service period of the award, which is generally 4 or 5 years for options and 3 or 4 years for restricted stock units, and adjust the expense each period for actual forfeitures. We recognize stock-based compensation expense related to performance stock units and our employee stock purchase plan using an accelerated attribution.

Acquisition-Related Costs

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs primarily consist of professional services fees, including third-party legal and valuation-related fees, as well as retention fees and earn-out payments treated as compensation expense. We incurred $4.7 million, $4.6 million, and $4.1 million of acquisition-related costs, which are included in acquisition-related expenses in our consolidated statement of operations, for the fiscal years ended November 30, 2023, 2022, and 2021, respectively.

Restructuring Charges

Our restructuring charges are comprised primarily of costs related to property abandonment, including future lease commitments, net of any sublease income, and associated leasehold improvements; and employee termination costs related to headcount reductions. We recognize and measure restructuring liabilities initially at fair value when the liability is incurred. We incurred $8.4 million, $0.9 million, and $6.3 million of restructuring related costs, which are included in restructuring expenses in our consolidated statement of operations, for the fiscal years ended November 30, 2023, 2022, and 2021, respectively.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"), as amended in December 2022 by Accounting Standards Update No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 ("ASU 2022-06"). ASU 2020-04 provides guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying GAAP to contracts, hedging relationships and other transactions impacted by reference rate reform. The provisions apply only to those transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to reference rate reform. The Company adopted ASU 2020-04 in June 2023, in connection with the amendment of its interest rate swap agreement to implement certain changes in the reference rate from LIBOR to the Secured Overnight Financing Rate ("SOFR"). The application of this expedient preserves the cash flow hedge designation of the interest rate swaps and presentation consistent with past presentation and did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
Segment Reporting
In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective beginning with the Company’s 2025 fiscal year annual reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and disclosures.

Note 2: Cash and Cash Equivalents

A summary of our cash and cash equivalents at November 30, 2023 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$126,958	$—	$—	$126,958

A summary of our cash and cash equivalents at November 30, 2022 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$229,023	$—	$—	$229,023
Money market funds	27,254	—	—	27,254
Total	$256,277	$—	$—	$256,277

Note 3: Derivative Instruments

Cash Flow Hedge

On July 9, 2019, we entered into an interest rate swap contract with an initial notional amount of $150.0 million to manage the variability of cash flows associated with approximately one-half of our variable rate debt. The contract matures on April 30, 2024 and requires periodic interest rate settlements. In June 2023, the interest rate swap agreement was amended to implement certain changes in the reference rate from LIBOR to SOFR. Under our interest rate swap contract, we receive a floating rate based on the greater of 1-month SOFR or 0.00% and pay a fixed rate of 1.855% on the outstanding notional amount.

We have designated the interest rate swap as a cash flow hedge and assessed the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. To the extent that the interest rate swap is highly effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative are included as a component of other comprehensive loss on our consolidated balance sheets. Although we determined at the onset of the hedge that the interest rate swap will be a highly effective hedge throughout the term of the contract, any portion of the fair value swap subsequently determined to be ineffective will be recognized in earnings. As of November 30, 2023 and 2022, the fair value of the hedge was a gain of $1.5 million and $4.4 million, respectively, and was included in other assets on our consolidated balance sheets. The net amount of accumulated other comprehensive loss was reclassified to interest expense during fiscal years 2023, 2022, and 2021 and resulted in income of $3.6 million, and expense of $0.7 million, and $2.5 million, respectively.

The following table presents our interest rate swap contract where the notional amount is equal to approximately one-half of the corresponding reduction in the balance of our term loan. The fair value of the derivative represents the discounted value of the expected future discounted cash flows for the interest rate swap, based on the payment schedule and the current forward curve for the remaining term of the contract, as of the date of each reporting period (in thousands):

	November 30, 2023		November 30, 2022
	Notional Value	Fair Value	Notional Value	Fair Value
Interest rate swap contracts designated as cash flow hedges	$103,125	$1,495	$120,000	$4,407

Forward Contracts

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on intercompany accounts receivable and loans receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries.

All forward contracts are recorded at fair value on the consolidated balance sheets at the end of each reporting period and expire between 30 days and 2 years from the date the contract was entered. At November 30, 2023, $2.5 million was recorded in other accrued liabilities on the consolidated balance sheets. At November 30, 2022, $3.1 million and $0.1 million were recorded in other noncurrent liabilities and other current assets, respectively, on the consolidated balance sheets.

In fiscal year 2023, realized and unrealized gains of $2.3 million from our forward contracts were recognized in foreign currency loss, net on the consolidated statements of operations. In fiscal year 2022 and 2021, realized and unrealized losses of $7.7 million and $2.1 million, respectively, from our forward contracts were recognized in foreign currency loss, net on the consolidated statements of operations. These gains and losses were substantially offset by realized and unrealized losses and gains on the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	November 30, 2023		November 30, 2022
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$102,229	$(2,526)	$74,578	$(2,995)
Forward contracts to purchase U.S. dollars	844	(4)	544	(5)
Total	$103,073	$(2,530)	$75,122	$(3,000)

Note 4: Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at November 30, 2023 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Interest rate swap	$1,495	$—	$1,495	$—
Liabilities
Foreign exchange derivatives	$(2,530)	$—	$(2,530)	$—

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

Assets and Liabilities Not Carried at Fair Value

Fair Value of the Convertible Senior Notes

The fair value of our Convertible Senior Notes, with a carrying value of $354.8 million and $352.6 million, was $377.1 million and $376.0 million as of November 30, 2023 and November 30, 2022, respectively. The fair value was determined based on the quoted price in an over-the-counter market on the last trading day of the reporting period and classified within Level 1 in the fair value hierarchy.

Fair Value of Other Financial Assets and Liabilities

The carrying amounts of other financial assets and liabilities including cash, accounts receivable, unbilled accounts receivable, accounts payable, and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization or settlement.

Note 5: Property and Equipment

Property and equipment consists of the following (in thousands):

	November 30, 2023	November 30, 2022
Computer equipment and software	$46,405	$42,672
Buildings and leasehold improvements	9,874	8,771
Furniture and fixtures	3,828	3,582
Capitalized software development costs	276	276
Property and equipment, gross	60,383	55,301
Less accumulated depreciation and amortization	(45,158)	(40,374)
Property and equipment, net	$15,225	$14,927

Depreciation and amortization expense related to property and equipment was $6.3 million, $5.0 million, and $5.5 million for the years ended November 30, 2023, 2022, and 2021, respectively.

Note 6: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes (in thousands):

	November 30, 2023			November 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$280,000	$(181,045)	$98,955	$212,700	$(150,877)	$61,823
Customer-related	458,608	(221,362)	237,246	306,308	(162,341)	143,967
Trademarks and trade names	50,111	(32,034)	18,077	37,611	(26,046)	11,565
Non-compete agreement	—	—	—	2,000	(2,000)	—
Total	$788,719	$(434,441)	$354,278	$558,619	$(341,264)	$217,355

We amortize intangible assets assuming no expected residual value. Amortization expense related to these intangible assets was $96.6 million, $68.9 million, and $46.9 million in fiscal years 2023, 2022, and 2021, respectively.

Future amortization expense for intangible assets as of November 30, 2023 is as follows (in thousands):

2024	$89,077
2025	78,567
2026	70,054
2027	44,740
2028	33,157
Thereafter	38,683
Total	$354,278

Goodwill

Changes in the carrying amount of goodwill for fiscal years 2023 and 2022 are as follows (in thousands):

	November 30, 2023	November 30, 2022
Balance, beginning of year	$671,037	$671,152
Additions(1)	161,070	—
Measurement period adjustments(2)	—	(88)
Translation adjustments	(6)	(27)
Balance, end of year	$832,101	$671,037
(1) The addition to goodwill during fiscal year 2023 is related to the acquisition of MarkLogic. Refer to Note 7: Business Combinations for further information.
(2) Represents final measurement period adjustments related to Kemp during fiscal year 2022. Refer to Note 7: Business Combinations for further information.

During fiscal year 2023, we performed a quantitative assessment as of October 31, 2023 and concluded that there was no impairment since it was not more likely than not that the fair value of our reporting unit was less than its carrying value. We did not recognize any goodwill impairment charges during the years presented.

Note 7: Business Combinations

MarkLogic Acquisition

On February 7, 2023, we completed the acquisition of the parent company of MarkLogic Corporation ("MarkLogic"), pursuant to the Stock Purchase Agreement (the "Purchase Agreement"), dated as of January 3, 2023. The acquisition was completed for a base purchase price of $355.0 million (subject to certain customary adjustments) in cash. We funded the acquisition through a combination of existing cash resources and by drawing down $195.0 million from our then-existing revolving credit facility. Refer to Note 8: Debt for further information.

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

The allocation of the purchase price is as follows (in thousands):

	Preliminary Purchase Price Allocation	Life
Net working capital	$47,900
Property, plant and equipment	723
Purchased technology	67,300	7 years
Trade name	12,500	7 years
Customer relationships	152,300	7 years
Other assets, including long-term unbilled receivables	4,789
Deferred taxes	(24,958)
Deferred revenue	(33,116)
Goodwill	161,070
Net assets acquired	$388,508

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

We recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. We believe that the investment value of the future enhancement of our product and solution offerings created as a result of this acquisition has principally contributed to a purchase price that resulted in the recognition of $161.1 million of goodwill, which is not deductible for tax purposes.

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) and certain acquisition restructuring and related charges are not included as a component of consideration transferred but are required to be expensed as incurred. During the fiscal year ended November 30, 2023, we incurred approximately $4.3 million of acquisition-related costs, which are included in acquisition-related expenses on our consolidated statement of operations.

The amount of revenue of MarkLogic included in our consolidated statement of operations during the fiscal year ended November 30, 2023, was approximately $72.5 million. We determined that disclosing the amount of MarkLogic related earnings included in the consolidated statement of operations is impracticable, as certain operations of MarkLogic were integrated into the operations of the Company from the date of acquisition.

Pro Forma Information

The following pro forma financial information presents the combined results of operations of Progress and MarkLogic as if the acquisition had occurred on December 1, 2021, after giving effect to certain pro forma adjustments. The pro forma adjustments reflected herein include only those adjustments that are directly attributable to the MarkLogic acquisition and factually supportable. These pro forma adjustments include: (i) a net increase in amortization expense to record amortization expense relating to the $232.1 million of acquired identifiable intangible assets, (ii) an increase in interest expense to record interest for the period presented as a result of drawing down our revolving line of credit in connection with the acquisition, and (iii) the income tax effect of the adjustments made at the statutory tax rate of the U.S. (approximately 24.5%).

The pro forma financial information does not reflect any adjustments for anticipated expense savings resulting from the acquisition and is not necessarily indicative of the operating results that would have actually occurred had the transaction been consummated on December 1, 2021.

(In thousands, except per share data)	Pro Forma Fiscal Year Ended November 30, 2023	Pro Forma Fiscal Year Ended November 30, 2022
Revenue	$733,289	$712,170
Net income	$79,411	$77,058
Net income per basic share	$1.83	$1.77
Net income per diluted share	$1.78	$1.74

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

We recorded measurement period adjustments based on our valuation and purchase price allocation procedures. The measurement period adjustments were completed during the fourth quarter of fiscal year 2022.

The allocation of the purchase price is as follows (in thousands):

	Final Purchase Price Allocation	Life
Net working capital	$26,650
Property, plant and equipment	795
Purchased technology	39,400	5 years
Trade name	7,200	5 years
Customer relationships	75,500	5 years
Other assets	197
Other noncurrent liabilities	(1,404)
Deferred taxes	(22,027)
Deferred revenue	(29,997)
Goodwill	179,433
Net assets acquired	$275,747

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

(In thousands, except per share data)	Pro Forma Fiscal Year Ended November 30, 2021
Revenue	$590,133
Net income	$75,612
Net income per basic share	$1.72
Net income per diluted share	$1.69

Note 8: Debt

As of November 30, 2023, future maturities of the Company's long-term debt were as follows:

(In thousands)	2026 Notes	Revolving Line of Credit	Term Loan	Total
2024	$—	$—	$13,750	$13,750
2025	—	—	20,625	20,625
2026	360,000	—	20,625	380,625
2027	—	110,000	206,250	316,250
Total face value of long-term debt	360,000	110,000	261,250	731,250
Unamortized discount and issuance costs	(5,228)	—	(2,030)	(7,258)
Less current portion of long-term debt, net	—	—	(13,109)	(13,109)
Long-term debt	$354,772	$110,000	$246,111	$710,883

During February 2023, we partially funded our acquisition of MarkLogic by drawing down $195.0 million under the revolving line of credit. As of November 30, 2023, there was $110.0 million outstanding under the revolving line of credit.

Notes Payable

Convertible Senior Notes

In April 2021, the Company issued, in a private placement, Convertible Senior Notes (the "Notes") with an aggregate principal amount of $360 million, due April 15, 2026, unless earlier repurchased, redeemed or converted. There are no required principal payments prior to the maturity of the Notes. The Notes bear interest at an annual rate of 1%, payable semi-annually in arrears on April 15 and October 15 of each year. The Company incurred approximately $10.8 million in issuance costs for the issuance of the Convertible Notes.

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

The initial carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The amount initially recognized for the equity component totaled $64.8 million. The excess of the Notes’ principal amount over the initial carrying amount of the liability component, referred to as the debt discount, was amortized as interest expense over the Notes’ contractual term. The equity component, which represented the difference between the gross proceeds and the initial liability component, was recorded as an increase to additional paid-in capital and was not remeasured.

Upon adoption of ASU 2020-06 on December 1, 2021, using the modified retrospective method, the Company reversed the separation of the debt and equity components and accounted for the Notes wholly as debt. The Company also reversed the amortization of the debt discount that was due to the equity component, with a cumulative adjustment to retained earnings on the adoption date. Further, the Company reversed the allocation of the issuance costs to the equity component and accounted for the entire amount as debt issuance cost that will be amortized as interest expense over the remaining term at an effective interest rate of 1.63% with a cumulative adjustment to retained earnings on the adoption date.

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

As a result of the adoption of ASU 2020-06, non-cash interest expense decreased by approximately $11.5 million in 2022 and 2023 as well as in future periods due to the de-recognition of the debt discount associated with the previously bifurcated equity components of the Notes. Further, the standard requires the use of the if converted method to calculate diluted earnings per share. Refer to Note 17: Earnings Per Share for further discussion about the impact of the adoption of ASU 2020-06 on diluted earnings per share upon adoption and as of the fiscal year ended November 30, 2023.

	Fiscal Year Ended
(In thousands)	November 30, 2023	November 30, 2022	November 30, 2021
Contractual interest expense (1% coupon)	$3,600	$3,600	$2,280
Amortization of debt discount and issuance costs(1)	2,147	2,112	8,195
	$5,747	$5,712	$10,475
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

Interest rates for the Credit Agreement are determined by reference to a term benchmark rate or a base rate at our option and would range from 1.00% to 2.00% above the term benchmark rate or would range from 0.00% to 1.00% above the defined base rate for base rate borrowings, in each case based upon our leverage ratio. Additionally, we may borrow certain foreign currencies at rates set in the same range above the respective term benchmark rates for those currencies, based on our leverage ratio. We will incur a quarterly commitment fee on the undrawn portion of the revolving credit facility, ranging from 0.125% to 0.275% per annum, based on our leverage ratio. The average interest rate of the credit facility during the fiscal year ended November 30, 2023 was 6.68%, and the interest rate as of November 30, 2023 was 7.20%.

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

Costs incurred to obtain our long-term debt of $3.2 million, including $1.1 million of unamortized debt issuance costs related to the previous credit agreement, are recorded as debt issuance costs as a direct deduction from the carrying value of the long-term debt liability on our consolidated balance sheets as of November 30, 2023. These costs are being amortized over the term of the Credit Agreement using the effective interest rate method. Amortization expense related to the debt issuance costs was $0.6 million for the fiscal years ended November 30, 2023, 2022 and 2021 and is recorded in interest expense on our consolidated statements of operations.

Revolving loans may be borrowed, repaid, and reborrowed until January 25, 2027, at which time all amounts outstanding must be repaid. As of November 30, 2023, there was $110.0 million outstanding amounts under the revolving line of credit and $2.5 million of letters of credit.

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

Note 9: Leases

The Company has operating leases for facilities, vehicles, and equipment under various non-cancelable lease agreements. The Company’s leases have remaining lease terms ranging from 1 year to 7 years. The Company’s lease terms may include options to extend or terminate the lease. The Company considers several economic factors when making the determination as to whether the Company will exercise options to extend or terminate the lease, including but not limited to, the significance of leasehold improvements incurred in the office space, the difficulty in replacing the asset, underlying contractual obligations, or specific characteristics unique to a particular lease. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Consideration in the contract is comprised of any fixed payments and variable payments that depend on an index or rate. Payments in the Company's operating lease arrangements primarily consist of base office rent. The Company makes variable payments on certain of its leases related to taxes, insurance, common area maintenance, and utilities, among other things. We sublease certain facilities to third parties, which have remaining lease terms of up to three years.

The components of net operating lease cost for the years ended November 30, 2023, 2022 and 2021 were as follows (in thousands):

	Fiscal Year Ended
	November 30, 2023	November 30, 2022	November 30, 2021
Lease costs under long-term operating leases	$8,935	$7,079	$7,867
Lease costs under short-term operating leases	170	71	32
Variable lease cost under short-term and long-term operating leases(1)	354	282	434
Operating lease right-of-use asset impairment	115	—	3,057
Sublease income	(468)	—	—
Total net operating lease cost	$9,106	$7,432	$11,390
(1) Lease costs that are not fixed at lease commencement.

The table below presents supplemental cash flow information related to leases during the years ended November 30, 2023, 2022 and 2021 (in thousands):

	Fiscal Year Ended
	November 30, 2023	November 30, 2022	November 30, 2021
Cash paid for leases	$10,472	$8,571	$8,406
Right-of-use assets recognized for new leases and amendments (non-cash)	$3,444	$451	$3,222

Weighted average remaining lease term in years and weighted average discount rate are as follows:

	November 30, 2023	November 30, 2022
Weighted average remaining lease term in years	2.74	3.33
Weighted average discount rate	4.6%	2.6%

Future payments under non-cancellable leases at November 30, 2023 are as follows (in thousands):

2024	$11,063
2025	7,422
2026	3,990
2027	2,047
2028	233
Thereafter	14
Total lease payments	24,769
Less imputed interest	(1,655)
Present value of lease liabilities	$23,114

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

Legal Proceedings

Please see Note 19: Cyber Related Matters for a discussion of legal proceedings related to the MOVEit Vulnerability.

We also are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material effect on our financial position, results of operations or cash flows.

Note 11: Stockholders’ Equity

Preferred Stock

Our Board of Directors is authorized to establish one or more series of preferred stock and to fix and determine the number and conditions of preferred shares, including dividend rates, redemption and/or conversion provisions, if any, preferences and voting rights. As of November 30, 2023, there was no preferred stock issued or outstanding.

Common Stock

We have 200,000,000 shares of authorized common stock, $0.01 par value per share, of which 43,795,955 were issued and outstanding at November 30, 2023.

There were 324,470 deferred stock units ("DSUs") outstanding at November 30, 2023. Each DSU represents one share of our common stock and all DSU grants have been made to non-employee members of our Board of Directors. DSUs do not have voting rights and can only be converted into common stock when the recipient ceases to be a member of the Board of Directors or a change in control of the Company occurs.

Common Stock Repurchases

On January 10, 2023, our Board of Directors increased our share repurchase authorization by $150.0 million, to an aggregate authorization of $228.0 million. In fiscal years 2023, 2022, and 2021, we repurchased and retired 0.6 million, 1.7 million and 0.8 million shares of our common stock for $34.0 million, $77.0 million and $35.0 million, respectively. As of November 30, 2023, there was $194.0 million remaining under the current authorization.

Note 12: Stock-Based Compensation

We currently have one stockholder-approved stock plan from which we can issue stock-based awards, which was approved by our stockholders in fiscal year 2008 and most recently amended and approved by stockholders in May 2021 ("2008 Plan"). The 2008 Plan permits the granting of stock awards to officers, members of the Board of Directors, employees and consultants. Awards under the 2008 Plan may include nonqualified stock options, incentive stock options, grants of conditioned or restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals, deferred stock units and stock appreciation rights. A total of 2,985,048 shares were available for issuance as of November 30, 2023.

We have previously adopted two stock plans for which the approval of stockholders was not required: the 2002 Nonqualified Stock Plan ("2002 Plan") and the 2004 Inducement Stock Plan ("2004 Plan"). The 2002 Plan permits the granting of stock awards to non-executive officer employees and consultants. Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Plan. Awards under the 2002 Plan may include nonqualified stock options, grants of conditioned or restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. A total of 93,064 shares were available for issuance under the 2002 Plan as of November 30, 2023. Additional shares cannot be added to the 2002 Plan without stockholder approval.

The 2004 Plan is reserved for persons to whom we may issue securities as an inducement to become employed by us pursuant to the rules and regulations of the NASDAQ Stock Market. Awards under the 2004 Plan may include nonqualified stock options, grants of conditioned or restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. A total of 466,716 shares were available for issuance under the 2004 Plan as of November 30, 2023. Additional shares cannot be added to the 2002 Plan without stockholder approval.

Under all of our plans, the awards granted generally begin to vest within one year of the grant.

A summary of stock option activity under all the plans is as follows:

	Shares	Weighted Average	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	Exercise Price	(in years)	(in thousands)
Options outstanding, December 1, 2022	2,480	$41.73
Granted	243	51.41
Exercised	(485)	37.49
Canceled	(186)	43.28
Options outstanding, November 30, 2023	2,052	$44.09	4.1	$19,187
Exercisable, November 30, 2023	1,123	$42.87	3.4	$11,870
Vested or expected to vest, November 30, 2023	2,052	$44.09	4.1	$19,187

A summary of restricted stock units' activity is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Fair Value
Restricted stock units outstanding, December 1, 2022	1,051	$44.80
Granted	859	52.10
Issued	(548)	45.98
Canceled	(55)	47.99
Restricted stock units outstanding, November 30, 2023	1,307	$49.27

Each restricted stock unit represents one share of common stock. The restricted stock units generally vest semi-annually over a three-year period. Performance-based restricted stock units are subject to multi-year performance criteria aligned with our business plan and are earned only to the extent the performance criteria are achieved.

The fair value of stock awards, restricted stock units and DSUs is equal to the closing price of our common stock on the date of grant, less the present value of expected dividends when applicable. Restricted stock units have forfeitable dividend equivalent rights equal to the dividend paid on our common stock.

During the first quarter of fiscal years 2021, 2022, and 2023, we granted performance-based restricted stock units that include two performance metrics under a Long-Term Incentive Plan ("LTIP") where the performance measurement period is three years. For the 2021, 2022 and 2023 plans, the vesting terms were based on the following: (i) 75% is based on achievement of a three-year cumulative operating income, and (ii) 25% is based on our level of attainment of specified TSR targets relative to the percentage appreciation of a specified index of companies for the respective three-year periods. The vesting of LTIP awards is also subject to continued employment of the grantees through the performance period, except in the event of a qualifying termination. In order to estimate the fair value of such awards, we used a Monte Carlo Simulation valuation model for the market condition portion of the award and used the closing price of our common stock on the date of grant, less the present value of expected dividends when applicable, for the portion related to the performance condition.

The 1991 Employee Stock Purchase Plan was most recently amended and approved by stockholders in May 2021 ("ESPP") and permits eligible employees to purchase up to an aggregate of 10,250,000 shares of our common stock through accumulated payroll deductions. The ESPP has a 27-month offering period comprised of nine three-month purchase periods. The purchase price of the stock is equal to 85% of the lesser of the market value of such shares at the beginning of a 27-month offering period or the end of each three-month segment within such offering period. If the market price at any of the nine purchase periods is less than the market price on the first date of the 27-month offering period, subsequent to the purchase, the offering period is canceled and the employee is entered into a new 27-month offering period with the then current market price as the new base price. We issued 279,000 shares, 301,000 shares, and 277,000 shares with weighted average purchase prices of $36.88, $30.59, and $28.20 per share, respectively, in fiscal years 2023, 2022, and 2021, respectively. At November 30, 2023, approximately 107,000 shares were available and reserved for issuance under the ESPP.

We estimated the fair value of stock options and ESPP awards granted in fiscal years 2023, 2022, and 2021 on the measurement dates using the Black-Scholes option valuation model, and LTIP awards using the Monte Carlo Simulation valuation model, with the following weighted average assumptions:

	Fiscal Year Ended
	November 30, 2023	November 30, 2022	November 30, 2021
Stock options:
Expected volatility	30.6%	31.0%	30.0%
Risk-free interest rate	3.5%	1.9%	0.5%
Expected life (in years)	4.8	4.8	4.8
Expected dividend yield	1.4%	1.6%	1.6%
Employee stock purchase plan:
Expected volatility	26.9%	31.8%	33.1%
Risk-free interest rate	4.9%	2.4%	0.1%
Expected life (in years)	1.2	1.2	1.3
Expected dividend yield	1.3%	1.5%	1.5%
Long-term incentive plan:
Expected volatility	31.4%	35.1%	36.3%
Risk-free interest rate	3.8%	1.3%	0.2%
Expected life (in years)	2.9	2.9	2.8
Expected dividend yield	—%	—%	—%

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

Based on the above assumptions, the weighted average estimated fair value of stock options granted in fiscal years 2023, 2022, and 2021 was $14.40, $10.95, and $9.46 per share, respectively. We amortize the estimated fair value of stock options to expense over the vesting period using the straight-line method. The weighted average estimated fair value for shares issued under our ESPP in fiscal years 2023, 2022, and 2021 was $13.56, $11.01, and $11.59 per share, respectively. We amortize the estimated fair value of shares issued under the ESPP to expense over the vesting period using a graded vesting model.

Total unrecognized stock-based compensation expense, net of expected forfeitures, related to unvested stock options and unvested restricted stock awards amounted to $57.6 million at November 30, 2023. These costs are expected to be recognized over a weighted average period of two years.

The following additional activity occurred under our plans (in thousands):

	Fiscal Year Ended
	November 30, 2023	November 30, 2022	November 30, 2021
Total intrinsic value of stock options on date exercised	$12,171	$1,717	$2,523
Total fair value of deferred stock units on date vested	2,260	2,029	2,084
Total fair value of restricted stock units on date vested	33,402	25,597	16,018

The following table provides the classification of stock-based compensation as reflected in our consolidated statements of operations (in thousands):

	Fiscal Year Ended
	November 30, 2023	November 30, 2022	November 30, 2021
Cost of maintenance and services	$2,976	$1,969	$1,561
Sales and marketing	6,797	4,884	6,055
Product development	12,214	10,326	8,104
General and administrative	18,542	19,915	14,004
Total stock-based compensation	$40,529	$37,094	$29,724
Income tax benefit included in the provision for income taxes	$9,355	$6,344	$5,281

Note 13: Retirement Plan

We maintain a retirement plan covering all U.S. employees under Section 401(k) of the Internal Revenue Code. Company contributions to the plan are at the discretion of the Board of Directors and totaled approximately $3.8 million, $3.3 million and $4.0 million for fiscal years 2023, 2022 and 2021, respectively.

Note 14: Revenue Recognition

Timing of Revenue Recognition

Our revenues are derived from licensing our products, and from related services, which consist of maintenance, hosting services, and consulting and education. Information relating to revenue from external customers by revenue type is as follows:

	Fiscal Year Ended
(In thousands)	November 30, 2023	November 30, 2022	November 30, 2021
Performance obligations transferred at a point in time:
Software licenses	$220,789	$188,336	$156,590
Performance obligations transferred over time:
Maintenance	401,501	362,335	325,863
Services	72,149	51,342	48,860
Total revenue	$694,439	$602,013	$531,313

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

	Fiscal Year Ended
(In thousands)	November 30, 2023	November 30, 2022	November 30, 2021
United States	$380,672	$310,917	$294,947
Canada	30,998	30,237	22,867
EMEA	222,862	207,707	169,335
Latin America	21,112	18,053	17,036
Asia Pacific	38,795	35,099	27,128
Total revenue	$694,439	$602,013	$531,313

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

As of November 30, 2023, billing of our long-term unbilled receivables is expected to occur as follows (in thousands):

2025	$16,646
2026	10,165
2027	1,562
Total	$28,373

Contract assets arise when revenue is recognized in excess of billings and the right to the amount due from customers is conditioned on something other than the passage of time, such as the completion of a related performance obligation. Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. We did not have any net contract assets as of November 30, 2023 or November 30, 2022. These amounts are included in unbilled receivables and contract assets, net or long-term unbilled receivables and contract assets, net on our consolidated balance sheets.

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

As of November 30, 2023, the changes in net deferred revenue were as follows (in thousands):

Balance, December 1, 2021	$252,380
Billings and other	632,073
Revenue recognized	(602,013)
Balance, November 30, 2022	$282,440
Billings and other	673,919
Acquired from business combinations	33,116
Revenue recognized	(694,439)
Balance, November 30, 2023	$295,036

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of November 30, 2023, transaction price allocated to remaining performance obligations was $296.0 million. We expect to recognize approximately 80% of the revenue within the next year and the remainder thereafter.

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

Certain of our sales incentive programs do meet the requirements to be capitalized. Depending upon the sales incentive program and the related revenue arrangement, such capitalized costs are amortized over the longer of (i) the product life, which is generally three to five years; or (ii) the term of the related revenue contract. We determined that a three to five year product life represents the period of benefit that we receive from these incremental costs based on both qualitative and quantitative factors, which include customer contracts, industry norms, and product upgrades. Total deferred contract costs were $7.6 million, $8.8 million, and $7.9 million as of November 30, 2023, 2022, and 2021, respectively, and are included in other current assets and other assets on our consolidated balance sheets. Amortization of deferred contract costs is included in sales and marketing expense on our consolidated statement of operations and was minimal in all periods presented.

Note 15: Restructuring

The following table provides a summary of activity for all of the restructuring actions, with material actions detailed further below (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2020	$421	$3,552	$3,973
Costs incurred	3,518	2,790	6,308
Cash disbursements	(1,072)	(4,447)	(5,519)
Translation adjustments and other	1,616	(6)	1,610
Balance, November 30, 2021	$4,483	$1,889	$6,372
Costs incurred	414	465	879
Cash disbursements	(1,027)	(2,321)	(3,348)
Translation adjustments and other	—	(3)	(3)
Balance, November 30, 2022	$3,870	$30	$3,900
Costs incurred	1,117	7,290	8,407
Cash disbursements	(1,690)	(5,413)	(7,103)
Translation adjustments and other	—	(17)	(17)
Balance, November 30, 2023	$3,297	$1,890	$5,187

2023 Restructurings

During the fourth quarter of fiscal year 2023, we restructured our operations to realign our business and strategic priorities. In connection with this restructuring, we reduced our global workforce by 2%. These workforce reductions occurred within all functions and across most geographies in which we operate. Restructuring expenses are related to employee costs, including severance, health benefits and outplacement services (but excluding stock-based compensation). For the fiscal year ended November 30, 2023, we incurred expenses of $1.7 million, which are recorded as restructuring expenses in the consolidated statements of operations.

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through the fourth quarter of fiscal year 2024. The restructuring reserve is included in other accrued liabilities on the consolidated balance sheets as of November 30, 2023. We do not expect to incur additional material expenses in connection with this restructuring.

A summary of activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2022	$—	$—	$—
Costs incurred	—	1,732	1,732
Cash disbursements	—	(102)	(102)
Translation adjustments and other	—	13	13
Balance, November 30, 2023	$—	$1,643	$1,643

During the first quarter of fiscal year 2023, we restructured our operations in connection with the acquisition of MarkLogic. Refer to Note 7: Business Combinations for further discussion. This restructuring resulted in a reduction in redundant positions, primarily within administrative functions of MarkLogic. For the fiscal year ended November 30, 2023, we incurred expenses of $5.7 million, which are recorded as restructuring expenses in the consolidated statements of operations.

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2024. The restructuring reserve is included in other accrued liabilities on the consolidated balance sheets as of November 30, 2023. We expect to incur additional expenses as part of this action related to facility closures as we consolidate offices during fiscal year 2024.

A summary of activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2022	$—	$—	$—
Costs incurred	186	5,542	5,728
Cash disbursements	(81)	(5,265)	(5,346)
Translation adjustments and other	—	(29)	(29)
Balance, November 30, 2023	$105	$248	$353

2020 Restructurings

During the fourth quarter of fiscal year 2020, we restructured our operations in connection with the acquisition of Chef. This restructuring resulted in a reduction in redundant positions, primarily within the administrative functions of Chef . For the fiscal years ended November 30, 2023, 2022 and 2021, we incurred expenses of $0.9 million, $0.4 million and $4.1 million, respectively, which are recorded as restructuring expenses in the consolidated statements of operations.

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2027. Accordingly, the balance of the restructuring reserve is included in short-term and long-term operating lease liabilities on the consolidated balance sheets at November 30, 2023. We expect to incur additional expenses as part of this action related to facility closures as we consolidate offices in various locations during fiscal year 2024, but we do not expect these costs to be material.

A summary of activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2020	$—	$3,523	$3,523
Costs incurred	3,323	826	4,149
Cash disbursements	(455)	(4,350)	(4,805)
Translation adjustments and other	1,615	8	1,623
Balance, November 30, 2021	$4,483	$7	$4,490
Costs incurred	414	—	414
Cash disbursements	(1,027)	(7)	(1,034)
Balance, November 30, 2022	$3,870	$—	$3,870
Costs incurred	897	—	897
Cash disbursements	(1,575)	—	(1,575)
Balance, November 30, 2023	$3,192	$—	$3,192

Note 16: Income Taxes

The components of income before income taxes are as follows (in thousands):

	Fiscal Year Ended
	November 30, 2023	November 30, 2022	November 30, 2021
U.S.	$70,659	$103,917	$80,508
Foreign	8,998	13,338	15,026
Total	$79,657	$117,255	$95,534

The provision for income taxes is comprised of the following (in thousands):

	Fiscal Year Ended
	November 30, 2023	November 30, 2022	November 30, 2021
Current:
Federal	$28,905	$20,118	$11,964
State	4,373	5,039	2,602
Foreign	4,823	4,631	3,456
Total current	38,101	29,788	18,022
Deferred
Federal	(22,763)	(4,683)	366
State	(1,592)	(1,537)	(1,110)
Foreign	(4,286)	(1,382)	(164)
Total deferred	(28,641)	(7,602)	(908)
Total	$9,460	$22,186	$17,114

A reconciliation of the income taxes incurred at the U.S. Federal statutory rate compared to the effective tax rate is as follows (in thousands):

	Fiscal Year Ended
	November 30, 2023	November 30, 2022	November 30, 2021
Tax at U.S. Federal statutory rate	$16,728	$24,624	$20,062
Foreign rate differences	(644)	475	193
Effects of foreign operations included in U.S. Federal provision	447	401	(112)
State income taxes, net	1,814	2,424	1,215
Research credits	(894)	(1,268)	(410)
Nondeductible stock-based compensation	2,498	2,725	1,548
Meals and entertainment	162	185	61
Compensation subject to 162(m)	928	878	346
Uncertain tax positions and tax settlements	(1,056)	(163)	89
Net excess tax benefit from stock-based compensation plans	(2,058)	(266)	(11)
Global intangible low tax inclusion	244	17	606
Foreign derived intangible deduction	(8,297)	(7,769)	(6,386)
Other	(412)	(77)	(87)
Total	$9,460	$22,186	$17,114

The components of deferred tax assets and liabilities are as follows (in thousands):

	November 30, 2023	November 30, 2022
Deferred tax assets:
Accounts receivable	$174	$191
Accrued compensation	5,101	3,884
Accrued liabilities and other	2,511	1,352
Deferred revenue	20,204	12,461
Stock-based compensation	9,459	8,030
Original issue discount	5,135	7,169
Tax credit and loss carryforwards	34,948	27,809
Operating lease liabilities	3,208	4,082
Capitalized research and development	20,814	—
Gross deferred tax assets	101,554	64,978
Valuation allowance	(2,381)	(6,275)
Total deferred tax assets	99,173	58,703
Deferred tax liabilities:
Goodwill	(25,454)	(23,745)
Right-of-use lease assets	(2,196)	(2,938)
Depreciation and amortization	(55,962)	(20,875)
Prepaid expenses	(4,083)	(4,008)
Total deferred tax liabilities	(87,695)	(51,566)
Total	$11,478	$7,137

Under provisions of the Tax Cuts and Jobs Act pursuant to Internal Revenue Code Section 174, beginning in fiscal year 2023 specific research and experimental (“R&E”) expenditures are now required to be capitalized and amortized over five years for U.S. R&E and fifteen years for foreign R&E.

The valuation allowance primarily applies to net operating loss carryforwards in foreign jurisdictions under conditions where realization is not more likely than not. The $4 million decrease in the valuation allowance during fiscal year 2023 primarily relates to losses in a foreign subsidiary that have expired prior to utilization.

At November 30, 2023, we have federal and foreign net operating loss carryforwards of $92.0 million expiring on various dates through 2097 and $27.0 million that do not expire. In addition, we have state net operating loss carryforwards of $69.0 million expiring on various dates through 2043 and a minimal amount that does not expire. At November 30, 2023, we have state tax credit carryforwards of approximately $2.3 million expiring on various dates through 2038 and $2.9 million that may be carried forward indefinitely. In addition, we have federal tax credit carryforwards of approximately $7.1 million expiring on various dates through 2039.

It is our intention to indefinitely reinvest the earnings of our non-U.S. subsidiaries. Provisions have not been made for non-U.S. withholding taxes or other applicable taxes on $105.6 million of undistributed earnings as of November 30, 2023, as these earnings have been indefinitely reinvested. It is not practicable to determine the amount of the unrecognized deferred tax liability if the undistributed earnings were to be repatriated due to the complexity of the income tax laws and regulations. These earnings could be subject to non-U.S. withholding taxes and other federal, state and/or foreign taxes if they were remitted to the U.S.

As of November 30, 2023, the total amount of unrecognized tax benefits was $5.2 million, of which $0.8 million was recorded in other noncurrent liabilities on the consolidated balance sheet and $4.4 million as a reduction of deferred tax assets, principally related to U.S net operating loss carry-forwards and federal and state research and development tax credits.

A reconciliation of the balance of our unrecognized tax benefits is as follows (in thousands):

	Fiscal Year Ended
	November 30, 2023	November 30, 2022	November 30, 2021
Balance, beginning of year	$5,276	$5,471	$6,219
Tax positions related to current period	—	—	71
Tax positions related to a prior period	19	—	(820)
Tax positions acquired	423	—	439
Settlements with tax authorities	(367)	(45)	(168)
Lapses due to expiration of the statute of limitations	(179)	(150)	(270)
Balance, end of year	$5,172	$5,276	$5,471

If recognized, all amounts of unrecognized tax benefits would affect the effective tax rate.

We recognize interest and penalties related to uncertain tax positions as a component of our provision for income taxes. In fiscal year 2023 a net benefit of $0.8 million was recorded to the provision for income taxes related to interest and penalties. In fiscal year 2022 there was a minimal amount of estimated interest and penalties recorded in the provision for income taxes. In fiscal year 2021 a net expense of $0.8 million was recorded to the provision for income taxes related to estimated interest and penalties. We have accrued $0.5 million and $1.3 million of estimated interest and penalties at November 30, 2023 and 2022, respectively. We do not expect any significant changes to the amount of unrecognized tax benefits in the next twelve months.

Our federal income tax returns have been examined or are closed by statute for all years prior to fiscal year 2020. Our state income tax returns have been examined or are closed by statute for all years prior to fiscal year 2019, and we are no longer subject to audit for those periods.

Tax authorities for certain non-U.S. jurisdictions are also examining tax returns for various years dating back to 2016 and the Company does not expect the results of these examinations to be material to our consolidated balance sheets, cash flows or statements of income. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal year 2018.

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

	Fiscal Year Ended
	November 30, 2023	November 30, 2022	November 30, 2021
Net income	$70,197	$95,069	$78,420
Weighted average shares outstanding	43,456	43,475	43,916
Basic earnings per common share	$1.62	$2.19	$1.79

Diluted earnings per common share:
Net income	$70,197	$95,069	$78,420
Weighted average shares outstanding	43,456	43,475	43,916
Effect of dilution from common stock equivalents	1,158	772	704
Effect of dilution from if-converted Convertible Senior Notes	44	—	—
Diluted weighted average shares outstanding	44,658	44,247	44,620
Diluted earnings per share	$1.57	$2.15	$1.76

We excluded stock awards representing approximately 297,000 shares, 1,751,000 shares, and 1,232,000 shares of common stock from the calculation of diluted earnings per share in the fiscal years ended November 30, 2023, 2022 and 2021, respectively, because these awards were anti-dilutive.

As a result of our adoption of ASU 2020-06 on December 1, 2021, the dilutive impact of the Notes on our calculation of diluted earnings per share is considered using the if-converted method. However, because the principal amount of the Notes must be settled in cash, the dilutive impact of applying the if-converted method is limited to the in-the-money portion, if any, of the Notes. During the fiscal year ended November 30, 2023, we included the Notes in our diluted earnings per share calculation. During the fiscal year ended November 30, 2022, we did not include the Notes in our diluted earnings per share calculation because the conversion feature in the Notes was out of the money. For periods prior to our December 1, 2021 adoption of ASU 2020-06, we applied the treasury stock method to account for the dilutive impact of the Notes for diluted earnings per share purposes.

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

Long-lived assets, comprised of our property and equipment, totaled $8.2 million, $7.6 million and $22.1 million in the U.S. and $7.0 million, $7.3 million and $7.5 million outside of the U.S. at the end of fiscal years 2023, 2022, and 2021, respectively. During the fiscal year ended November 30, 2023, India accounted for more than 10% of our consolidated long-lived assets. During the fiscal year ended November 30, 2022, India and Bulgaria accounted for more than 10% of our consolidated long-lived assets. No individual country outside of the U.S. accounted for more than 10% of our consolidated long-lived assets in 2021.

Note 19: Cyber Related Matters

November 2022 Cyber Incident

Following the detection of irregular activity on certain portions of our corporate network, we engaged outside cybersecurity experts and other incident response professionals to conduct a forensic investigation and assess the extent and scope of the incident. Costs for this incident were primarily related to the engagement of external cybersecurity experts and other incident response professionals. For the fiscal year ended November 30, 2023, we incurred $4.7 million of costs related to this incident. Costs are provided net of insurance recoveries of $2.5 million. We do not expect to incur additional costs related to this incident as the investigation is closed.

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

We will continue to assess the potential impact of the MOVEit Vulnerability on our business, operations, and financial results. MOVEit Transfer and MOVEit Cloud represented less than 4% in aggregate of our revenue for the fiscal year ended November 30, 2023.

Litigation and Governmental Investigations

As of the date of the filing of this report on Form 10-K, (i) we have received formal letters from 31 customers and others that claim to have been impacted by the MOVEit Vulnerability, some of which have indicated that they intend to seek indemnification from us related to the MOVEit Vulnerability, (ii) we have received a letter from an insurer providing for notice of a subrogation claim (where the insurer is seeking recovery for all expenses incurred in connection with the MOVEit Vulnerability), which has resulted in the filing of a lawsuit in the District of Massachusetts, and (iii) we are party to approximately 118 class action lawsuits filed by individuals who claim to have been impacted by the exfiltration of data from the environments of our MOVEit Transfer customers, which the Judicial Panel on Multidistrict Litigation transferred to the District of Massachusetts for coordinated and consolidated proceedings.

We have also been cooperating with several inquiries from domestic and foreign data privacy regulators; inquiries from several state attorneys general; as well as formal investigations from: (i) a U.S. federal law enforcement agency (as of the date of the filing of this report, the law enforcement investigation that we are cooperating with is not an enforcement action or formal governmental investigation of which we have been told that we are a target), (ii) the SEC (as further described hereafter), and (iii) the Office of the Attorney General for the District of Columbia (as further described hereafter). On October 2, 2023, Progress received a subpoena from the SEC seeking various documents and information relating to the MOVEit Vulnerability. As described in the cover letter accompanying the subpoena, at this stage, the SEC investigation is a fact-finding inquiry, the investigation does not mean that Progress or anyone else has violated federal securities laws, and the investigation does not mean that the SEC has a negative opinion of any person, entity, or security. Progress intends to cooperate fully with the SEC in its investigation.

On December 21, 2023, Progress received a preservation notice from the Federal Trade Commission (the "FTC"), but has not otherwise received a request for information nor is Progress aware of any formal FTC investigation.

On January 18, 2024, Progress received a subpoena from the Office of the Attorney General for the District of Columbia seeking various documents and information relating to the MOVEit Vulnerability. At this stage, the investigation is a fact-finding inquiry, and the investigation does not mean that Progress or anyone else has violated applicable laws. Progress intends to cooperate fully with the Office of the Attorney General for the District of Columbia in its investigation.

Expenses Incurred and Future Costs

For the fiscal year ended November 30, 2023, we incurred $1.5 million of costs related to the MOVEit Vulnerability. The costs recognized are net of received and expected insurance recoveries of approximately $3.7 million. The timing of recognizing insurance recoveries may differ from the timing of recognizing the associated expenses. We expect to incur investigation, legal and professional services expenses associated with the MOVEit Vulnerability in future periods. We will recognize these expenses as services are received, net of insurance recoveries. While a loss from these matters is reasonably possible, we cannot reasonably estimate a range of possible losses at this time, particularly while the foregoing matters remain ongoing. Furthermore, with respect to the litigation, the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved. Also, each of the governmental inquiries and investigations mentioned above could result in adverse judgements, settlements, fines, penalties, or other resolutions, the amount, scope and timing of which could be material, but which we are currently unable to predict. Therefore, we have not recorded a loss contingency liability for the MOVEit Vulnerability as of November 30, 2023.

Insurance Coverage

During the period when the November 2022 Cyber Incident and the MOVEit Vulnerability occurred, we maintained $15.0 million of cybersecurity insurance coverage, which is expected to reduce our exposure to expenses and liabilities arising from these events. As of November 30, 2023, we have recorded approximately $6.2 million in insurance recoveries, of which $2.5 million was related to the November 2022 Cyber Incident and $3.7 million was related to the May 2023 MOVEit Vulnerability, providing us with $8.8 million of additional cybersecurity insurance coverage (which is subject to a $0.5 million retention per claim). We will pursue recoveries to the maximum extent available under our insurance policies.

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

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2023. Our assessment was based on the framework in the updated Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment we believe that as of November 30, 2023, our internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, our independent registered public accounting firm, which audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting, which is included in this Item 9A below.

(c) Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended November 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the fiscal quarter ended November 30, 2023 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

(d) Report of independent registered public accounting firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Progress Software Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Progress Software Corporation and subsidiaries (the “Company”) as of November 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended November 30, 2023, of the Company and our report dated January 26, 2024, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
January 26, 2024

Item 9B. Other Information

(b) Insider Adoption or Termination of Trading Arrangements

During the fourth quarter of fiscal year 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name and Title	Character of Trading Arrangement[1]	Date Adopted	Duration[2]	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement
Anthony Folger, EVP & Chief Financial Officer	Rule 10b5-1 Trading Arrangement	October 17, 2023	June 10, 2024	Up to 18,767[3]

1. Except as indicated by footnote, each trading arrangement marked as a "Rule 10b5-1 Trading Arrangement" is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the "Rule").

2. Except as indicated by footnote, each trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the date listed in the table. Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule.

3. Includes: (i) 3,767 shares of our common stock; (ii) up to 7,500 shares of common stock, net of shares withheld to cover tax withholding obligations, to be issued upon the anticipated vesting of Performance Stock Units; and 7,500 employee stock options expected to be exercised via same-day sale.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

This information will be contained in our definitive proxy statement for the 2024 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation

This information will be contained in our definitive proxy statement for the 2024 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information will be contained in our definitive proxy statement for the 2024 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

This information will be contained in our definitive proxy statement for the 2024 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

This information will be contained in our definitive proxy statement for the 2024 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents Filed as Part of this Annual Report on Form 10-K

1. Financial Statements (included in Part II, Item 8 of this Annual Report on Form 10-K):

•Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
•Consolidated Balance Sheets as of November 30, 2023 and 2022
•Consolidated Statements of Operations for the years ended November 30, 2023, 2022 and 2021
•Consolidated Statements of Comprehensive Income (Loss) for the years ended November 30, 2023, 2022 and 2021
•Consolidated Statements of Stockholders’ Equity for the years ended November 30, 2023, 2022 and 2021
•Consolidated Statements of Cash Flows for the years ended November 30, 2023, 2022 and 2021
•Notes to Consolidated Financial Statements

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

2.3	Stock Purchase Agreement, dated September 23, 2021, by and among Progress Software Corporation, MPC Kappa Holdings, Inc., the Sellers named therein and the Seller Representative (3)
2.4	Stock Purchase Agreement, dated January 3, 2023, between Progress Software Corporation, Vector Maven Holdings, Inc., and Vector Maven Holdings, L.P. (4)
2.5	Plan of Domestication (5)
3.1	Certificate of Conversion from Non-Delaware Corporation to Delaware Corporation (6)
3.2	Certificate of Incorporation (7)
3.2.1	Certificate of Correction to Certification of Incorporation (8)
3.3	Amended and Restated By-Laws, as amended March 19, 2019 (9)
4.1	Specimen certificate for the Common Stock (10)
4.2	Description of Registered Securities (11)
4.3	Indenture, dated as of April 13, 2021, between Progress Software Corporation and U.S. Bank National Association, as trustee (12)
4.4	Form of 1.00% Convertible Senior Note due 2026 (included as Exhibit A in Exhibit 4.3) (12)
10.1**	2002 Nonqualified Stock Plan, as amended and restated (13)
10.2**	2004 Inducement Stock Plan, as amended and restated (14)
10.3**	Progress Software Corporation 1991 Employee Stock Purchase Plan, as amended and restated (15)
10.4**	Progress Software Corporation 2008 Stock Option and Incentive Plan, as amended and restated (16)
10.5**	Form of Notice of Grant of Stock Options and Grant Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan (17)
10.6**	Progress Software Corporation Corporate Executive Bonus Plan (18)
10.7**	Form of Performance-Based Stock Unit Agreement under the Amended and Restated Progress Software Corporation 2008 Stock Option and Incentive Plan

10.8**	Form of Deferred Stock Unit Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan (19)
10.9**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 2008 Stock Option and Incentive Plan (Initial Grant) (20)
10.10**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 2008 Stock Option and Incentive Plan (Annual Grant) (21)
10.11**	Form of Restricted Stock Unit Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan (22)
10.12**	Employment Agreement, dated October 10, 2016, by and between Progress Software Corporation and Yogesh Gupta (23)
10.13**	Employee Retention and Motivation Agreement, dated as of October 10, 2016, by and between Progress Software Corporation and Yogesh Gupta (24)
10.14**	Employment Agreement, dated January 16, 2020, by and between Progress Software Corporation and Anthony Folger (25)
10.15**	Form of Employee Retention and Motivation Agreement (Amended and Restated as of January 9, 2023)
10.16**	Form of Termination Letter (Executive Officers) (26)
10.17**	Form of Separation Agreement and Release (Executive Officers) (27)
10.18	Form of Capped Call Confirmation (28)
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

21.1	List of Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Yogesh Gupta
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Anthony Folger
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Progress Corporation Clawback Policy
101***	The following materials from Progress Software Corporation’s Annual Report on Form 10-K for the year ended November 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2023 and 2022, (ii) Consolidated Statements of Income for the years ended November 30, 2023, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the years ended November 30, 2023, 2022 and 2021, (iv) Consolidated Statements of Stockholders’ Equity for the years ended November 30, 2023, 2022 and 2021, and (v) Consolidated Statements of Cash Flows for the years ended November 30, 2023, 2022 and 2021.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of January 2024.

PROGRESS SOFTWARE CORPORATION

By:	/s/ YOGESH K. GUPTA
Yogesh K. Gupta
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ YOGESH K. GUPTA	President and Chief Executive Officer	January 26, 2024
Yogesh K. Gupta	(Principal Executive Officer)

/s/ ANTHONY FOLGER	Executive Vice President and Chief Financial Officer	January 26, 2024
Anthony Folger	(Principal Financial Officer)

/s/ DOMENIC LOCOCO	Chief Accounting Officer	January 26, 2024
Domenic LoCoco	(Principal Accounting Officer)

/s/ JOHN R. EGAN	Non-Executive Chairman	January 26, 2024
John R. Egan

/s/ PAUL T. DACIER	Director	January 26, 2024
Paul T. Dacier

/s/ RAINER GAWLICK	Director	January 26, 2024
Rainer Gawlick

/s/ CHARLES F. KANE	Director	January 26, 2024
Charles F. Kane

/s/ SAMSKRITI KING	Director	January 26, 2024
Samskriti King

/s/ DAVID A. KRALL	Director	January 26, 2024
David A. Krall

/s/ ANGELA TUCCI	Director	January 26, 2024
Angela Tucci

/s/ VIVIAN VITALE	Director	January 26, 2024
Vivian Vitale