Form 10-Q
period 2024-02-29
PROGRESS SOFTWARE CORP /MA
filed 2024-04-08
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of March 26, 2024, there were 43,218,086 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(In thousands, except share data)	February 29, 2024	November 30, 2023
Assets
Current assets:
Cash and cash equivalents	$133,222	$126,958
Accounts receivable (less allowances of $1,311 and $851, respectively)	88,811	125,825
Unbilled receivables	29,175	29,965
Other current assets	46,048	48,040
Total current assets	297,256	330,788
Long-term unbilled receivables	33,641	28,373
Property and equipment, net	14,081	15,225
Intangible assets, net	328,009	354,278
Goodwill	832,806	832,101
Right-of-use lease assets	15,318	18,711
Deferred tax assets	19,271	15,052
Other assets	7,387	8,255
Total assets	$1,547,769	$1,602,783
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt, net	$—	$13,109
Accounts payable	9,921	12,371
Accrued compensation and related taxes	33,421	49,559
Dividends payable to stockholders	8,435	8,376
Short-term operating lease liabilities	9,821	10,114
Other accrued liabilities	18,044	22,499
Short-term deferred revenue, net	232,566	236,090
Total current liabilities	312,208	352,118
Long-term debt, net	335,943	356,111
Convertible senior notes, net	355,319	354,772
Long-term operating lease liabilities	11,208	13,000
Long-term deferred revenue, net	63,567	58,946
Deferred tax liabilities	3,628	3,574
Other noncurrent liabilities	4,153	4,547
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized, 10,000,000 shares; issued, none	—	—
Common stock, $0.01 par value; authorized, 200,000,000 shares; issued and outstanding, 43,689,037 shares in 2024 and 43,795,955 shares in 2023	437	438
Additional paid-in capital	372,273	370,579
Retained earnings	123,429	120,858
Accumulated other comprehensive loss	(34,396)	(32,160)
Total stockholders’ equity	461,743	459,715
Total liabilities and stockholders’ equity	$1,547,769	$1,602,783
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

	Three Months Ended
(In thousands, except per share data)	February 29, 2024	February 28, 2023
Revenue:
Software licenses	$64,100	$57,568
Maintenance and services	120,585	106,658
Total revenue	184,685	164,226
Costs of revenue:
Cost of software licenses	2,731	2,452
Cost of maintenance and services	22,219	17,501
Amortization of acquired intangibles	7,859	6,264
Total costs of revenue	32,809	26,217
Gross profit	151,876	138,009
Operating expenses:
Sales and marketing	39,111	33,754
Product development	34,988	30,438
General and administrative	21,344	18,786
Amortization of acquired intangibles	17,389	13,611
Cyber incident and vulnerability response expenses, net	987	2,692
Restructuring expenses	2,349	1,397
Acquisition-related expenses	702	1,743
Total operating expenses	116,870	102,421
Income from operations	35,006	35,588
Other (expense) income:
Interest expense	(7,344)	(5,848)
Interest income and other, net	624	515
Foreign currency loss, net	(679)	(331)
Total other expense, net	(7,399)	(5,664)
Income before income taxes	27,607	29,924
Provision for income taxes	4,968	6,250
Net income	$22,639	$23,674
Earnings per share:
Basic	$0.52	$0.55
Diluted	$0.51	$0.53
Weighted average shares outstanding:
Basic	43,802	43,300
Diluted	44,826	44,353

Cash dividends declared per common share	$0.175	$0.175
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
(In thousands)	February 29, 2024	February 28, 2023
Net income	$22,639	$23,674
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,546)	1,737
Unrealized loss on hedging activity, net of tax benefit of $218 and $45 for the first quarter of 2024 and 2023, respectively	(690)	(127)
Unrealized loss on investments, net of tax provision of $4 for the first quarter of 2023	—	(21)
Total other comprehensive (loss) income, net of tax	(2,236)	1,589
Comprehensive income	$20,403	$25,263

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders’ Equity

	Three Months Ended February 29, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2023	43,796	$438	$370,579	$120,858	$(32,160)	$459,715
Issuance of stock under employee stock purchase plan	66	1	2,530	—	—	2,531
Exercise of stock options	80	1	3,249	—	—	3,250
Vesting of restricted stock units and release of deferred stock units	244	2	(2)	—	—	—
Withholding tax payments related to net issuance of RSUs	(103)	(1)	(5,889)	—	—	(5,890)
Stock-based compensation	—	—	12,464	—	—	12,464
Dividends declared	—	—	—	(8,230)	—	(8,230)
Treasury stock repurchases and retirements	(394)	(4)	(10,658)	(11,838)	—	(22,500)
Net income	—	—	—	22,639	—	22,639
Other comprehensive loss	—	—	—	—	(2,236)	(2,236)
Balance, February 29, 2024	43,689	$437	$372,273	$123,429	$(34,396)	$461,743

	Three Months Ended February 28, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2022	43,257	$433	$331,650	$101,656	$(35,235)	$398,504
Issuance of stock under employee stock purchase plan	50	1	1,786	—	—	1,787
Exercise of stock options	141	1	6,002	—	—	6,003
Vesting of restricted stock units and release of deferred stock units	215	2	(2)	—	—	—
Withholding tax payments related to net issuance of RSUs	(90)	(1)	(4,816)	—	—	(4,817)
Stock-based compensation	—	—	9,752	—	—	9,752
Dividends declared	—	—	—	(8,049)	—	(8,049)
Treasury stock repurchases and retirements	(266)	(3)	(6,002)	(8,995)	—	(15,000)
Net income	—	—	—	23,674	—	23,674
Other comprehensive income	—	—	—	—	1,589	1,589
Balance, February 28, 2023	43,307	$433	$338,370	$108,286	$(33,646)	$413,443

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(In thousands)	February 29, 2024	February 28, 2023
Cash flows from operating activities:
Net income	$22,639	$23,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,589	1,671
Amortization of acquired intangibles and other	25,408	19,937
Amortization of debt discount and issuance costs on Notes	547	534
Stock-based compensation	12,464	9,752
Non-cash lease expense	4,259	1,959
Deferred income taxes	(3,295)	(6,324)
Credit losses and other sales allowances	363	158
Changes in operating assets and liabilities:
Accounts receivable	30,454	25,839
Other assets	1,530	4,483
Inventories	—	(604)
Accounts payable and accrued liabilities	(24,897)	(17,649)
Lease liabilities	(2,949)	(2,314)
Income taxes payable	(461)	170
Deferred revenue, net	2,853	(14,519)
Net cash flows from operating activities	70,504	46,767
Cash flows used in investing activities:
Purchases of investments	—	(15,262)
Sales and maturities of investments	—	400
Purchases of property and equipment	(309)	(385)
Payments for acquisitions, net of cash acquired	—	(355,821)
Net cash flows used in investing activities	(309)	(371,068)
Cash flows (used in) from financing activities:
Proceeds from stock-based compensation plans	7,583	9,357
Payments for taxes related to net share settlements of equity awards	(5,890)	(4,817)
Repurchases of common stock	(22,500)	(15,000)
Dividend payments to stockholders	(8,171)	(8,023)
Proceeds from the issuance of debt	—	195,000
Repayment of revolving line of credit	(30,000)	—
Principal payment on term loan	(3,437)	(1,719)
Net cash flows (used in) from financing activities	(62,415)	174,798
Effect of exchange rate changes on cash and cash equivalents	(1,516)	1,207
Net increase (decrease) in cash and cash equivalents	6,264	(148,296)
Cash and cash equivalents, beginning of period	126,958	256,277
Cash and cash equivalents, end of period	$133,222	$107,981

Condensed Consolidated Statements of Cash Flows, continued

	Three Months Ended
	February 29, 2024	February 28, 2023
Supplemental disclosure:
Cash paid for income taxes, net of refunds of $856 in 2024 and $264 in 2023	$3,179	$3,801
Cash paid for interest	$5,570	$4,060
Non-cash investing and financing activities:
Dividends declared and unpaid	$8,435	$8,141
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

Basis of Presentation and Significant Accounting Policies - We prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements and these unaudited financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2023, as filed with the SEC on January 26, 2024 (our "2023 Annual Report").

We made no material changes in the application of our significant accounting policies that were disclosed in our 2023 Annual Report. We have prepared the accompanying unaudited condensed consolidated financial statements on the same basis as the audited financial statements included in our 2023 Annual Report, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year.

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

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 is intended to improve the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company beginning with the annual period ending November 30, 2026, allowing for adoption on a prospective basis or a retrospective option. Early adoption is permitted. The adoption of this standard only impacts disclosures and is not expected to have a material impact on the Company's consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for the Company in the consolidated financial statements for the year ending November 30, 2025, and interim periods beginning after December 1, 2025. The adoption of this standard only impacts disclosures and is not expected to have a material impact on the Company’s consolidated financial statements.

Note 2: Cash and Cash Equivalents

A summary of our cash and cash equivalents at February 29, 2024 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$127,872	$—	$—	$127,872
Money market funds	5,350	—	—	5,350
Total	$133,222	$—	$—	$133,222

A summary of our cash and cash equivalents at November 30, 2023 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$126,958	$—	$—	$126,958

There were no debt securities by contractual maturity due after one year as of February 29, 2024.

Note 3: Derivative Instruments

Cash Flow Hedge

On July 9, 2019, we entered into an interest rate swap contract with an initial notional amount of $150.0 million to manage the variability of cash flows associated with approximately one-half of our variable rate debt. The contract matures on April 30, 2024 and requires periodic interest rate settlements. Under our interest rate swap contract, we receive a floating rate based on the greater of 1-month SOFR or 0.00%, and pay a fixed rate of 1.855% on the outstanding notional amount.

We have designated the interest rate swap as a cash flow hedge and assess the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. To the extent that the interest rate swap is highly effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative are included as a component of other comprehensive loss on our condensed consolidated balance sheets. Although we determined at the onset of the hedge that the interest rate swap will be a highly effective hedge throughout the term of the contract, any portion of the fair value swap subsequently determined to be ineffective will be recognized in earnings. As of February 29, 2024, the fair value of the hedge was a gain of $0.6 million, which was included in other current assets on our condensed consolidated balance sheets. The net amount of accumulated other comprehensive loss reclassified to interest expense during the three months ended February 29, 2024 and February 28, 2023 was a decrease of $0.9 million and $0.7 million, respectively.

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

	February 29, 2024		November 30, 2023
	Notional Value	Fair Value	Notional Value	Fair Value
Interest rate swap contracts designated as cash flow hedges	$98,438	$587	$103,125	$1,495

Forward Contracts

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on intercompany accounts receivable and loans receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries.

All forward contracts are recorded at fair value in other current assets, other assets, other accrued liabilities, or other noncurrent liabilities on the condensed consolidated balance sheets at the end of each reporting period and generally expire between 30 days and 2 years from the date the contract was entered. At February 29, 2024 $2.8 million was recorded in other accrued liabilities on our condensed consolidated balance sheets. At November 30, 2023, $2.5 million was recorded in other accrued liabilities on our condensed consolidated balance sheets.

In the three months ended February 29, 2024, realized and unrealized losses of $0.6 million from our forward contracts were recognized in foreign currency loss, net, on our condensed consolidated statements of operations. In the three months ended February 28, 2023, realized and unrealized gains of $0.5 million from our forward contracts were recognized in foreign currency loss, net, on our condensed consolidated statements of operations. These gains and losses were substantially offset by realized and unrealized gains and losses in the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	February 29, 2024		November 30, 2023
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$81,499	$(2,781)	$102,229	$(2,526)
Forward contracts to purchase U.S. dollars	—	—	844	(4)
Total	$81,499	$(2,781)	$103,073	$(2,530)

Note 4: Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at February 29, 2024 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$5,350	$5,350	$—	$—
Interest rate swap	587	—	587	—
Liabilities
Foreign exchange derivatives	$(2,781)	$—	$(2,781)	$—

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

Assets and Liabilities Not Carried at Fair Value

Fair Value of the Convertible Senior Notes

The fair value of our Convertible Senior Notes, with a carrying value of $355.3 million and $354.8 million, was $378.0 million and $377.1 million as of February 29, 2024 and November 30, 2023, respectively. The fair value was determined based on the quoted price in an over-the-counter market on the last trading day of the reporting period and classified within Level 2 in the fair value hierarchy.

Fair Value of Other Financial Assets and Liabilities

The carrying amounts of other financial assets and liabilities including cash, accounts receivable, unbilled accounts receivable, accounts payable, and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization or settlement.

Note 5: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes (in thousands):

	February 29, 2024			November 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$280,000	$(188,904)	$91,096	$280,000	$(181,045)	$98,955
Customer-related	458,608	(238,217)	220,391	458,608	(221,362)	237,246
Trademarks and trade names	50,111	(33,589)	16,522	50,111	(32,034)	18,077
Total	$788,719	$(460,710)	$328,009	$788,719	$(434,441)	$354,278

In the first quarter of fiscal years 2024 and 2023, amortization expense related to intangible assets was $25.2 million and $19.9 million, respectively.

Future amortization expense for intangible assets as of February 29, 2024, is as follows (in thousands):

Remainder of 2024	$63,887
2025	78,759
2026	68,677
2027	44,740
2028	33,157
Thereafter	38,789
Total	$328,009

Goodwill

Changes in the carrying amount of goodwill in the three months ended February 29, 2024 are as follows (in thousands):

Balance, December 1, 2023	$832,101
Additions(1)	700
Translation adjustments	5
Balance, February 29, 2024	$832,806
(1) The additions to goodwill during fiscal year 2024 are related to the acquisition of MarkLogic in February 2023. See Note 6: Business Combinations for additional information.

Note 6: Business Combinations

MarkLogic Acquisition

On February 7, 2023, we completed the acquisition of the parent company of MarkLogic Corporation ("MarkLogic"), pursuant to the Stock Purchase Agreement (the "Purchase Agreement"), dated as of January 3, 2023. The acquisition was completed for a base purchase price of $355.0 million (subject to certain customary adjustments) in cash.

The acquisition consideration for MarkLogic has been allocated to MarkLogic’s tangible assets, identifiable intangible assets, and assumed liabilities based on their estimated fair values. The excess of total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities was recorded as goodwill.

During the quarter ended February 29, 2024, the measurement period adjustments were completed, which resulted in a $0.7 million increase in goodwill. The purchase price allocation is now complete.

The allocation of the purchase price is as follows (in thousands):

	Purchase Price Allocation	Life
Net working capital	$46,335
Property, plant and equipment	723
Purchased technology	67,300	7 years
Trade name	12,500	7 years
Customer relationships	152,300	7 years
Other assets, including long-term unbilled receivables	4,477
Deferred taxes	(24,478)
Deferred revenue	(32,418)
Goodwill	161,770
Net assets acquired	$388,509

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

Tangible assets acquired and assumed liabilities were recorded at fair value. We determined the acquisition date deferred revenue balances based on our assessment of the individual contracts acquired. A significant portion of the deferred revenue was recognized in the 12 months following the acquisition.

We recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. We believe that the investment value of the future enhancement of our product and solution offerings created as a result of this acquisition has principally contributed to a purchase price that resulted in the recognition of $161.8 million of goodwill, which is not deductible for tax purposes.

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) and certain acquisition restructuring and related charges are not included as a component of consideration transferred but are required to be expensed as incurred.

The amount of revenue of MarkLogic included in our condensed consolidated statement of operations during the three months ended February 29, 2024 was approximately $31.7 million. The amount of revenue of MarkLogic included in our condensed consolidated statement of operations during the three months ended February 28, 2023 was not material. We determined that disclosing the amount of MarkLogic related earnings included in the condensed consolidated statements of operations is impracticable, as certain operations of MarkLogic were integrated into the operations of the Company from the date of acquisition.

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

(in thousands, except per share data)	Pro Forma Three Months Ended February 28, 2023
Revenue	$203,076
Net income	$32,888
Net income per basic share	$0.76
Net income per diluted share	$0.74

Note 7: Debt

In March of 2024, the Company refinanced its debt by issuing 2030 Convertible Senior Notes (described below) and used the proceeds to pay off the outstanding balance of the term loan and revolving line of credit under our previous credit agreement. We also entered into an amended and restated credit facility. Accordingly, we classified the balance of the term loan on the balance sheet as long-term as of February 29, 2024.

Notes Payable

2030 Convertible Senior Notes

On March 1, 2024, the Company issued, in a private placement, Convertible Senior Notes with an aggregate principal amount of $450 million, due March 1, 2030 (the “2030 Convertible Notes”), unless earlier repurchased, redeemed or converted. The proceeds from the 2030 Convertible Notes were used in part to enter into the 2024 Capped Call Transactions (described below), working capital, and other general corporate purposes, including paying off the existing term loan and revolving line of credit. There are no required principal payments prior to the maturity of the 2030 Convertible Notes. The 2030 Convertible Notes bear interest at an annual rate of 3.5%, payable semi-annually in arrears on September 1 and March 1 of each year, beginning on September 1, 2024. The Company incurred approximately $12.2 million in issuance costs for the issuance of the 2030 Convertible Notes.

Conversion Rights

Before November 1, 2029, Noteholders may convert their 2030 Convertible Notes in the following circumstances:

•During any fiscal quarter commencing after the fiscal quarter ending on May 31, 2024, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least twenty trading days (whether or not consecutive) during the thirty consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter; or
•During the five consecutive business days immediately after any ten consecutive trading day period (the “Measurement Period”), if the trading price per $1,000 principal amount of Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of Company’s common stock on such trading day and the conversion rate on such trading day; or
•Upon the occurrence of distributions on the Company’s common stock, which distribution per share of common stock has a value exceeding 10% of the last reported sale price per share on the trading day immediately before the date such distribution is announced; or
•Upon the occurrence of certain corporate events or if the Company calls such Notes for redemption, then the Noteholder of any Note may convert such Note.

From and after November 1, 2029, Noteholders may convert their 2030 Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will satisfy its conversion obligations by paying cash up to the aggregate principal amount of 2030 Convertible Notes to be converted, by issuing shares of its common stock or a combination of cash and shares of its common stock, at its election. The initial conversion rate is 14.7622 shares of common stock per $1,000 principal amount of the 2030 Convertible Notes, representing an initial conversion price of approximately $67.74 per share of common stock. The conversion rate will be adjusted upon the occurrence of certain events, including spin-offs, tender offers, exchange offers, make-whole fundamental change and certain stockholder distributions.

Repurchase Rights

On or after March 5, 2027, and on or before the 60th scheduled trading day immediately before the maturity date, the Company may redeem for cash all or part of the 2030 Convertible Notes, subject to partial redemption limitation, at a repurchase price equal to the principal amount, plus accrued and unpaid interest, if the last reported sale price per share of the Company’s common stock exceeded 130% of the conversion price on (1) each of at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides a redemption notice and (2) the trading day immediately before the date the Company sends such notice. Pursuant to the partial redemption limitation, the Company may not elect to redeem less than all of the outstanding 2030 Convertible Notes unless at least $100.0 million aggregate principal amount of 2030 Convertible Notes are outstanding and not subject to redemption as of the time it sends the related redemption notice.

If certain corporate events that constitute a “fundamental change” (as described below) occur at any time, holders may, subject to certain exceptions, require the Company to purchase their 2030 Convertible Notes in whole or in part for cash at a price equal to the principal amount of the 2030 Convertible Notes to be repurchased, plus accrued and unpaid interest, to, but excluding, the fundamental change repurchase date. A fundamental change relates to events such as business combination transactions involving the Company, shareholder approval of liquidation or dissolution of the Company, and certain de-listing events with respect to the Company’s common stock.

2024 Capped Call Transactions

On February 27, 2024, in connection with the pricing of the 2030 Convertible Notes, the Company entered into privately negotiated capped call transactions (“2024 Capped Call Transactions”). The 2024 Capped Call Transactions cover approximately 6.6 million shares (representing the number of shares of common stock initially underlying the Notes) of the Company’s common stock. The 2024 Capped Call Transactions are generally expected to reduce potential dilution to our common stock upon any conversion of 2030 Convertible Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the 2024 Capped Call Transactions will initially be $92.98 per share of common stock, which represents a premium of 75% over the last reported sale price of the common stock of $53.13 per share on February 27, 2024, and is subject to certain adjustments under the terms of the 2024 Capped Call Transactions. The cost of the purchased capped calls of $42.2 million was recorded as a reduction to additional paid-in-capital upon settlement in March 2024.

Credit Facility

On March 7, 2024, the Company entered into an amended and restated credit agreement (the "Credit Agreement") with certain lenders, which provides a $900.0 million secured revolving credit facility. The revolving credit facility may be made available in U.S. Dollars and certain other currencies and may be increased, and new term loan commitments may be entered into, by up to an additional $260.0 million if the existing or additional lenders are willing to make such increased commitments. The revolving credit facility has sublimits for swing line loans up to $25.0 million and for the issuance of standby letters of credit in a face amount up to $25.0 million. We expect to use the revolving credit facility for general corporate purposes.

Interest rates for the revolving credit facility are determined by reference to a Term Benchmark Rate or a base rate at our option and would range from 1.50% to 3.00% above the Term Benchmark Rate for Term Benchmark-based borrowings or from 0.50% to 2.00% above the defined base rate for base rate borrowings, in each case based upon our consolidated total net leverage ratio. Additionally, we may borrow certain foreign currencies at rates set in the same range above the respective Term Benchmark Rates for those currencies, based on our consolidated total net leverage ratio. A quarterly commitment fee on the undrawn portion of the revolving credit facility is required, ranging from 0.150% to 0.400% per annum, based upon our consolidated total net leverage ratio.

The credit facility matures on March 7, 2029. The revolving credit facility does not require amortization of principal. Revolving loans may be borrowed, repaid and reborrowed until the maturity date, at which time all amounts outstanding must be repaid. Accrued interest on the loans is payable quarterly in arrears.

Costs incurred to obtain our long-term debt of $6.0 million, along with $0.9 million of unamortized debt issuance costs related to the previous credit agreement, will be recorded as debt issuance costs and amortized over the term of the debt agreement using the effective interest method. Further, unamortized debt issuance costs related to the repaid term loan will be expensed in accordance with the accounting for a debt extinguishment.

We are the sole borrower under the credit facility and our obligations under the Credit Agreement are guaranteed by each of our material domestic subsidiaries and are secured by substantially all of our assets and each of our material domestic subsidiaries. The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, grant liens, make investments, make acquisitions, incur indebtedness, merge or consolidate, dispose of assets, pay dividends or make distributions, repurchase stock, change the nature of the business, enter into certain transactions with affiliates and enter into burdensome agreements, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a consolidated interest charge coverage ratio, a consolidated senior secured net leverage ratio and a consolidated total net leverage ratio.

Note 8: Common Stock Repurchases

In January 2023, our Board of Directors increased the share repurchase authorization by $150.0 million, to an aggregate authorization of $228.0 million. In the three months ended February 29, 2024 and February 28, 2023, we repurchased and retired 0.4 million shares for $22.5 million and 0.3 million shares for $15.0 million, respectively. As of February 29, 2024, there was $171.5 million remaining under the current authorization.

On March 1, 2024, the Company repurchased and retired 0.4 million shares for $25.0 million.

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

In 2022, 2023 and 2024, we granted performance-based restricted stock units that include two performance metrics under our Long-Term Incentive Plan ("LTIP") where the performance measurement period is three years. Vesting of the LTIP awards on the 2022, 2023 and 2024 plans are based on the following: (i) 75% is based on achievement of a three-year cumulative operating income, and (ii) 25% is based on our level of attainment of specified TSR targets relative to the percentage appreciation of a specified index of companies for the respective three-year periods. The vesting of LTIP awards is also subject to continued employment of the grantees through the performance period, except in the event of a qualifying termination. In order to estimate the fair value of such awards, we used a Monte Carlo Simulation valuation model for the market condition portion of the award and used the closing price of our common stock on the date of grant, less the present value of expected dividends when applicable, for the portion related to the performance condition.

The following table provides the classification of stock-based compensation as reflected on our condensed consolidated statements of operations (in thousands):

	Three Months Ended
	February 29, 2024	February 28, 2023
Cost of maintenance and services	$986	$620
Sales and marketing	2,312	1,495
Product development	3,665	2,998
General and administrative	5,501	4,639
Total stock-based compensation	$12,464	$9,752

Note 10: Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss during the three months ended February 29, 2024 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Losses on Investments	Unrealized Gain (Losses) on Hedging Activity	Accumulated Other Comprehensive Loss
Balance, December 1, 2023	$(33,234)	$(61)	$1,135	$(32,160)
Other comprehensive loss before reclassifications, net of tax	(1,546)	—	(690)	(2,236)
Balance, February 29, 2024	$(34,780)	$(61)	$445	$(34,396)

The tax effect on accumulated unrealized gains (losses) on hedging activity and unrealized losses on investments was a tax provision of $0.2 million and $0.4 million as of February 29, 2024 and November 30, 2023, respectively.

Note 11: Revenue Recognition

Timing of Revenue Recognition

Our revenues are derived from licensing our products, and from related services, which consist of maintenance, hosting services, and consulting and education. Information relating to revenue from external customers by revenue type is as follows (in thousands):

	Three Months Ended
(In thousands)	February 29, 2024	February 28, 2023
Performance obligations transferred at a point in time:
Software licenses	$64,100	$57,568
Performance obligations transferred over time:
Maintenance	102,025	92,513
Services	18,560	14,145
Total revenue	$184,685	$164,226

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

	Three Months Ended
(In thousands)	February 29, 2024	February 28, 2023
North America	$107,282	$98,828
EMEA	63,087	53,405
Latin America	4,668	4,189
Asia Pacific	9,648	7,804
Total revenue	$184,685	$164,226

No single customer, partner, or country outside the U.S. has accounted for more than 10% of our total revenue for the three months ended February 29, 2024 and February 28, 2023.

Contract Balances

Unbilled Receivables and Contract Assets

As of February 29, 2024, billing of our long-term unbilled receivables is expected to occur as follows (in thousands):

2025	$18,209
2026	13,538
2027	1,894
Total	$33,641

Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. We did not have any net contract assets as of February 29, 2024 or November 30, 2023.

Deferred Revenue

Deferred revenue expected to be recognized as revenue more than one year subsequent to the balance sheet date is included in long-term liabilities on the condensed consolidated balance sheets. Our deferred revenue balance is primarily made up of deferred maintenance.

As of February 29, 2024, the changes in net deferred revenue were as follows (in thousands):

Balance, December 1, 2023	$295,036
Billings and other	185,782
Revenue recognized	(184,685)
Balance, February 29, 2024	$296,133

As of February 29, 2024, transaction price allocated to remaining performance obligations was $348 million. We expect to recognize approximately 75% of the revenue within the next year and the remainder thereafter.

Deferred Contract Costs

Certain of our sales incentive programs meet the requirements to be capitalized. Depending upon the sales incentive program and the related revenue arrangement, such capitalized costs are amortized over the longer of (i) the product life, which is generally three to five years; or (ii) the term of the related revenue contract. We determined that a three to five year product life represents the period of benefit that we receive from these incremental costs based on both qualitative and quantitative factors, which include customer contracts, industry norms, and product upgrades. Total deferred contract costs were $7.0 million and $7.6 million as of February 29, 2024 and November 30, 2023, respectively, and are included in other current assets and other assets on our condensed consolidated balance sheets. Amortization of deferred contract costs is included in sales and marketing expense on our condensed consolidated statement of operations and was minimal in all periods presented.

Note 12: Restructuring Charges

The following table provides a summary of activity for our restructuring actions (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2023	$3,297	$1,890	$5,187
Costs incurred	2,187	162	2,349
Cash disbursements	(629)	(1,380)	(2,009)
Translation and other adjustments	—	(4)	(4)
Balance, February 29, 2024	$4,855	$668	$5,523

In the three months ended February 29, 2024, costs incurred primarily related to a facility closure in connection with the restructuring action from the first fiscal quarter of 2023. We do not expect to incur additional material expenses as part of this action.

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

	Three Months Ended
	February 29, 2024	February 28, 2023
Net income	$22,639	$23,674
Weighted average shares outstanding	43,802	43,300
Basic earnings per common share	$0.52	$0.55

Diluted earnings per common share:
Net income	$22,639	$23,674
Weighted average shares outstanding	43,802	43,300
Effect of dilution from common stock equivalents	1,024	1,053
Diluted weighted average shares outstanding	44,826	44,353
Diluted earnings per share	$0.51	$0.53

We excluded stock awards representing approximately 714,000 and 340,000 shares of common stock from the calculation of diluted earnings per share in the three months ended February 29, 2024 and February 28, 2023, respectively, as these awards were anti-dilutive.

The dilutive impact of the Notes on our calculation of diluted earnings per share is considered using the if-converted method. However, because the principal amount of the Notes must be settled in cash, the dilutive impact of applying the if-converted method is limited to the in-the-money portion, if any, of the Notes. During the three months ended February 29, 2024, we did not include the Notes in our diluted earnings per share calculation because the conversion feature in the Notes was out of the money.

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

Note 15: Cyber Related Matters

November 2022 Cyber Incident

Following the detection of irregular activity on certain portions of our corporate network, we engaged outside cybersecurity experts and other incident response professionals to conduct a forensic investigation and assess the extent and scope of the incident. We do not expect to incur additional costs related to this incident as the investigation is closed. We incurred expenses of $2.7 million related this incident during the three months ended February 28, 2023.

MOVEit Vulnerability

As previously reported, on the evening of May 28, 2023, our MOVEit technical support team received an initial customer support call indicating unusual activity within their MOVEit Transfer instance. An investigative team was mobilized and, on May 30, 2023, the investigative team discovered a zero-day vulnerability in MOVEit Transfer (including our cloud-hosted version of MOVEit Transfer known as MOVEit Cloud). A "zero-day vulnerability" is a vulnerability that has been publicly disclosed (e.g., by an independent researcher or threat actor) before the software vendor has an opportunity to patch it. The investigative team determined the zero-day vulnerability (the “MOVEit Vulnerability”) could provide for unauthorized escalated privileges and access to the customer’s underlying environment in both MOVEit Transfer (the on-premise version) and MOVEit Cloud (a cloud-hosted version of MOVEit Transfer that we deploy in both (i) a public cloud format, as well as (ii) for a small group of customers, in customer-dedicated cloud instances that are hosted, separate and apart from the public instances of our MOVEit Cloud platform).

We will continue to assess the potential impact of the MOVEit Vulnerability on our business, operations, and financial results. MOVEit Transfer and MOVEit Cloud represented less than 4% in aggregate of our revenue for the three months ended February 29, 2024.

Litigation and Governmental Investigations

As of the date of the issuance of the financial statements, (i) we have received formal letters from 35 customers and others that claim to have been impacted by the MOVEit Vulnerability, some of which have indicated that they intend to seek indemnification from us related to the MOVEit Vulnerability, (ii) we have received a letter from an insurer providing for notice of a subrogation claim (where the insurer is seeking recovery for all expenses incurred in connection with the MOVEit Vulnerability), which has resulted in the filing of a lawsuit in the District of Massachusetts, and (iii) we are party to approximately 127 class action lawsuits filed by individuals who claim to have been impacted by the exfiltration of data from the environments of our MOVEit Transfer customers, which the Judicial Panel on Multidistrict Litigation transferred to the District of Massachusetts for coordinated and consolidated proceedings.

We have also been cooperating with; (i) several inquiries from domestic and foreign data privacy regulators (as further described hereafter); (ii) several inquiries and two formal investigations from state attorneys general (as further described hereafter); (iii) a formal investigation from a U.S. federal law enforcement agency (as of the date of the filing of this report, the law enforcement investigation that we are cooperating with is not an enforcement action or formal governmental investigation of which we have been told that we are a target); and (iv) a formal investigation from the SEC (as further described hereafter).

On October 2, 2023, Progress received a subpoena from the SEC seeking various documents and information relating to the MOVEit Vulnerability. As described in the cover letter accompanying the subpoena, at this stage, the SEC investigation is a fact-finding inquiry, the investigation does not mean that Progress or anyone else has violated federal securities laws, and the investigation does not mean that the SEC has a negative opinion of any person, entity, or security. Progress is cooperating fully with the SEC in its investigation.

On December 21, 2023, Progress received a preservation notice from the Federal Trade Commission (the "FTC"), but has not otherwise received a request for information nor is Progress aware of any formal FTC investigation.

On January 18, 2024, Progress received a subpoena from the Office of the Attorney General for the District of Columbia seeking various documents and information relating to the MOVEit Vulnerability. At this stage, the investigation is a fact-finding inquiry, and the investigation does not mean that Progress or anyone else has violated applicable laws. Progress is cooperating fully with the Office of the Attorney General for the District of Columbia in its investigation.

On February 9, 2024, Progress received a subpoena from the Office of the Attorney General for the State of New Jersey seeking various documents and information relating to the MOVEit Vulnerability. At this stage, the investigation is a fact-finding inquiry, and the investigation does not mean that Progress or anyone else has violated applicable laws. Progress is cooperating fully with the Office of the Attorney General for the State of New Jersey in its investigation.

On November 3, 2023, the United Kingdom’s Information Commissioner’s Office informed Progress that based upon the information provided, the Commissioner’s Office determined that regulatory action against Progress was not required in relation to the MOVEit Vulnerability. Additionally, on March 14, 2024, the Office of the Australian Information Commissioner’s Office informed Progress that it has closed its file investigating the MOVEit Vulnerability.

Expenses Incurred and Future Costs

For the three months ended February 29, 2024, we incurred $1.0 million of costs related to the MOVEit Vulnerability. The costs recognized are net of received and expected insurance recoveries of approximately $0.8 million. The timing of recognizing insurance recoveries may differ from the timing of recognizing the associated expenses. We expect to incur investigation, legal and professional services expenses associated with the MOVEit Vulnerability in future periods. We will recognize these expenses as services are received, net of insurance recoveries. While a loss from these matters is reasonably possible, we cannot reasonably estimate a range of possible losses at this time, particularly while the foregoing matters remain ongoing. Furthermore, with respect to the litigation, the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved. Also, each of the governmental inquiries and investigations mentioned above could result in adverse judgements, settlements, fines, penalties, or other resolutions, the amount, scope and timing of which could be material, but which we are currently unable to predict. Therefore, we have not recorded a loss contingency liability for the MOVEit Vulnerability as of February 29, 2024.

In addition, we may accelerate or make additional investments in our information technology systems, infrastructure, software products or networks following the MOVEit Vulnerability, however, we currently do not expect such amounts to be material to any fiscal period.

Insurance Coverage

During the period when the November 2022 cyber incident and the MOVEit Vulnerability occurred, we maintained $15.0 million of cybersecurity insurance coverage, which is expected to reduce our exposure to expenses and liabilities arising from these events. As of February 29, 2024, we have recorded approximately $7.0 million in insurance recoveries, of which $2.5 million was related to the November 2022 cyber incident and $4.5 million was related to the May 2023 MOVEit Vulnerability, providing us with $8.0 million of additional cybersecurity insurance coverage (which is subject to a $0.5 million retention per claim). We will pursue recoveries to the maximum extent available under our insurance policies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q may contain information that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended; Section 21E of the Securities Exchange Act of 1934, as amended; and the Private Securities Litigation Reform Act of 1995. Whenever we use words such as "believe," "may," "could," "would," "might," "should," "expect," "intend," "plan," "estimate," "target," "anticipate" and negatives and derivatives of these or similar expressions, or when we make statements concerning future financial results, product offerings or other events that have not yet occurred, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but are not guaranteed to occur and may not occur. Actual future results may differ materially from those contained in or implied by our forward-looking statements due to various factors which are more fully described in Part I, Item 1A. Risk Factors in our 2023 Annual Report as well as the risk factors described in Part II, Item 1A of this Report on Form 10-Q. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure you that we have identified all possible issues that we might face. We undertake no obligation to update any forward-looking statements that we make.

Overview

Progress provides enterprise software products for the development, deployment and management of high-impact business applications.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. We make estimates and assumptions in the preparation of our consolidated financial statements that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. However, actual results may differ from these estimates. The most significant estimates relate to revenue recognition, loss contingencies and the MOVEit Vulnerability, and business combinations. For further information regarding the application of these and other accounting policies, see Note 1: Basis of Presentation to our Consolidated Financial Statements in Item 8 of our 2023 Annual Report. There have been no significant changes to our critical accounting policies and estimates since our 2023 Annual Report.

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

Results of Operations

Revenue

	Three Months Ended		% Change
(In thousands)	February 29, 2024	February 28, 2023	As Reported	Constant Currency
Revenue	$184,685	$164,226	12%	12%

Total revenue increased as compared to the same period last year due to our acquisition of MarkLogic in February 2023, as well as increases in our OpenEdge product offering. MarkLogic revenue represents $26.7 million of the increase as the current period includes activity for the full quarter, whereas the prior period only included the month of February 2023. These increases were partially offset by a decrease in our DataDirect product offering as a result of the timing of renewals on multiyear subscription contracts.

Software License Revenue

	Three Months Ended		% Change
(In thousands)	February 29, 2024	February 28, 2023	As Reported	Constant Currency
Software licenses	$64,100	$57,568	11%	11%
As a percentage of total revenue	35%	35%

Software license revenue increased by $6.5 million as compared to the same period last year primarily due to our acquisition of MarkLogic in February 2023, which accounts for $15.4 million of the increase. The increase is offset by a decline in revenue driven by the timing of multi-year subscription renewals.

Maintenance and Services Revenue

	Three Months Ended		% Change
(In thousands)	February 29, 2024	February 28, 2023	As Reported	Constant Currency
Maintenance	$102,025	$92,513	10%	10%
As a percentage of total revenue	55%	56%
Services	18,560	14,145	31%	31%
As a percentage of total revenue	10%	9%
Total maintenance and services revenue	$120,585	$106,658	13%	12%
As a percentage of total revenue	65%	65%

Maintenance revenue increased by $9.5 million as compared to the same period last year primarily due to our acquisition of MarkLogic in February 2023. Services revenue increased by $4.4 million as compared to the same period last year due to increased services revenue from our acquisition of MarkLogic.

Revenue by Region

	Three Months Ended		% Change
(In thousands)	February 29, 2024	February 28, 2023	As Reported	Constant Currency
North America	$107,282	$98,828	9%	9%
As a percentage of total revenue	58%	60%
Europe, the Middle East and Africa ("EMEA")	$63,087	$53,405	18%	17%
As a percentage of total revenue	34%	32%
Latin America	$4,668	$4,189	11%	8%
As a percentage of total revenue	3%	3%
Asia Pacific	$9,648	$7,804	24%	25%
As a percentage of total revenue	5%	5%

Total revenue generated in North America increased $8.5 million in the first quarter fiscal year 2024. The increase was primarily due to our acquisition of MarkLogic and increased revenue from our OpenEdge product offerings, partially offset by decreases in our DataDirect and Chef product offerings. The increases in revenue over the period in EMEA was primarily due to our acquisition of MarkLogic, increased revenue from our OpenEdge and DataDirect product offerings, and a positive impact from foreign exchange in our EMEA region. The increases in revenue in Latin America were primarily due to increases in our OpenEdge product offerings. The increases in revenue generated in Asia Pacific were due to increases in our Kemp, MarkLogic, and Chef product offerings.

In the first three months of fiscal year 2024 revenue generated in markets outside North America represented 42% of total revenue on an actual and constant currency basis. In the first three months of fiscal year 2023 revenue generated in markets outside North America represented 40% and 42% of total revenue on an actual and a constant currency basis, respectively.

Cost of Software Licenses

	Three Months Ended
(In thousands)	February 29, 2024	February 28, 2023	Change
Cost of software licenses	$2,731	$2,452	$279	11%
As a percentage of software license revenue	4%	4%
As a percentage of total revenue	1%	1%

Cost of software licenses consists primarily of costs of inventories, royalties, electronic software distribution, duplication, and packaging. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of Maintenance and Services

	Three Months Ended
(In thousands)	February 29, 2024	February 28, 2023	Change
Cost of maintenance and services	$22,219	$17,501	$4,718	27%
As a percentage of maintenance and services revenue	18%	16%
As a percentage of total revenue	12%	11%
Components of cost of maintenance and services:
Personnel related costs	$17,045	$13,143	$3,902	30%
Contractors and outside services	3,408	2,700	708	26%
Hosting and other	1,766	1,658	108	7%
Total cost of maintenance and services	$22,219	$17,501	$4,718	27%

Cost of maintenance and services consists primarily of costs of providing customer support, consulting, and education. The increase was primarily due to increased personnel related costs, contractor and outside services costs, and hosting costs resulting from our acquisition of MarkLogic.

Amortization of Intangibles

	Three Months Ended
(In thousands)	February 29, 2024	February 28, 2023	% Change
Amortization of intangibles	$7,859	$6,264	25%
As a percentage of total revenue	4%	4%

Amortization of intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. The year over year is due to the acquisition of MarkLogic.

Gross Profit

	Three Months Ended
(In thousands)	February 29, 2024	February 28, 2023	% Change
Gross profit	$151,876	$138,009	10%
As a percentage of total revenue	82%	84%

Our gross profit increased due to the increases in revenue, offset by the increases in costs of software licenses, costs of maintenance and services and the amortization of intangibles, each as described above.

Sales and Marketing

	Three Months Ended
(In thousands)	February 29, 2024	February 28, 2023	Change
Sales and marketing	$39,111	$33,754	$5,357	16%
As a percentage of total revenue	21%	21%
Components of sales and marketing:
Personnel related costs	$33,093	$29,994	$3,099	10%
Contractors and outside services	593	695	(102)	(15)%
Marketing programs and other	5,425	3,065	2,360	77%
Total sales and marketing	$39,111	$33,754	$5,357	16%

Sales and marketing expenses increased primarily due to increased personnel related costs associated with our acquisition of MarkLogic, as well as increases in marketing and sales events costs, partially offset by decreases in contractors and outside services costs.

Product Development

	Three Months Ended
(In thousands)	February 29, 2024	February 28, 2023	Change
Product development costs	$34,988	$30,438	$4,550	15%
As a percentage of total revenue	19%	19%
Components of product development costs:
Personnel related costs	$33,596	$29,603	$3,993	13%
Contractors and outside services	1,082	673	409	61%
Other product development costs	310	162	148	91%
Total product development costs	$34,988	$30,438	$4,550	15%

Product development expenses increased primarily due to increased personnel related costs associated with our acquisition of MarkLogic, as well as increases in contractors and outside services costs and other product development costs.

General and Administrative

	Three Months Ended
(In thousands)	February 29, 2024	February 28, 2023	Change
General and administrative	$21,344	$18,786	$2,558	14%
As a percentage of total revenue	12%	11%
Components of general and administrative:
Personnel related costs	$17,963	$16,135	$1,828	11%
Contractors and outside services	2,575	2,387	188	8%
Other general and administrative costs	806	264	542	205%
Total cost of general and administrative	$21,344	$18,786	$2,558	14%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased primarily due to higher personnel costs, as well as increases in contractors and outside services costs and other general and administrative costs.

Amortization of Intangibles

	Three Months Ended
(In thousands)	February 29, 2024	February 28, 2023	% Change
Amortization of intangibles	$17,389	$13,611	28%
As a percentage of total revenue	9%	8%

Amortization of intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of intangibles increased due to the addition of MarkLogic intangible assets, as discussed above.

Cyber Incident and Vulnerability Response Expenses, Net

	Three Months Ended
(In thousands)	February 29, 2024	February 28, 2023	% Change
Cyber incident and vulnerability response expenses, net	$987	$2,692	(63)%
As a percentage of total revenue	1%	2%

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

Restructuring Expenses

	Three Months Ended
(In thousands)	February 29, 2024	February 28, 2023	% Change
Restructuring expenses	$2,349	$1,397	68%
As a percentage of total revenue	1%	1%

Restructuring expenses recorded in the first quarter of fiscal year 2024 relate to a facility closure in connection with the restructuring action from the first fiscal quarter of 2023. Restructuring expenses recorded in the first quarter of fiscal year 2023 relate to headcount reduction from the same action.

Acquisition-Related Expenses

	Three Months Ended
(In thousands)	February 29, 2024	February 28, 2023	% Change
Acquisition-related expenses	$702	$1,743	(60)%
As a percentage of total revenue	—%	1%

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs consist of professional service fees, including third-party legal and valuation-related fees. Acquisition-related expenses in the first quarter of fiscal year 2024 were primarily related to our pursuit of other acquisition opportunities. Acquisition-related expenses in the same periods of fiscal year 2023 were primarily related to our acquisition of MarkLogic.

Income from Operations

	Three Months Ended
(In thousands)	February 29, 2024	February 28, 2023	% Change
Income from operations	$35,006	$35,588	(2)%
As a percentage of total revenue	19%	22%

Income from operations decreased in the first quarter of fiscal year 2024 due to an increase in costs of revenue and operating expenses, offset by increased revenue, as shown above.

Other (Expense) Income, Net

	Three Months Ended
(In thousands)	February 29, 2024	February 28, 2023	% Change
Interest expense	$(7,344)	$(5,848)	26%
Interest income and other, net	624	515	21%
Foreign currency loss, net	(679)	(331)	105%
Total other expense, net	$(7,399)	$(5,664)	31%
As a percentage of total revenue	(4)%	(3)%

Other expense, net, increased due to increased interest expense on our term loan and our revolving line of credit, which we drew on to fund part of our acquisition of MarkLogic. We expect our annual interest expense to decrease for the remainder of 2024 due to the reduced contractual interest rate on the 2030 convertible notes, which were used to finance the term loan and the borrowings outstanding under the revolver. Interest income and other, net, was higher in fiscal year 2024, resulting from higher interest rates on our invested cash balance. We expect interest income to continue growing during fiscal year 2024. Foreign currency loss increased year over year due to rate volatility and timing of intercompany and hedge settlement activities.

Provision for Income Taxes

	Three Months Ended
(In thousands)	February 29, 2024	February 28, 2023	% Change
Provision for income taxes	$4,968	$6,250	(21)%
As a percentage of income before income taxes	18%	21%

Our effective tax rate was 18% and 21% in the first fiscal quarter of 2024 and 2023, respectively. The primary reason for the decrease in the effective rate was due to discrete tax benefits related to stock-based compensation and the statute of limitations expiring on uncertain tax positions in the first fiscal quarter of 2024. There were no significant discrete tax items in the first fiscal quarter of 2023.

Net Income

	Three Months Ended
(In thousands)	February 29, 2024	February 28, 2023	% Change
Net income	$22,639	$23,674	(4)%
As a percentage of total revenue	12%	14%

Select Performance Metrics:

Management evaluates our financial performance using a number of financial and operating metrics. These metrics are periodically reviewed and revised to reflect changes in our business.

Annualized Recurring Revenue (ARR)

We provide an ARR performance metric to help investors better understand and assess the performance of our business because our mix of revenue generated from recurring sources has increased in recent years and comprises the vast majority of our total revenue. ARR represents the annualized contract value for all active and contractually binding term-based contracts at the end of a period. ARR includes maintenance, software upgrade rights, both public cloud instances and on-premises subscription-based transactions and managed services. ARR mitigates fluctuations due to seasonality, contract term and the sales mix of subscriptions for term-based licenses and SaaS. ARR is not calculated in accordance with GAAP. ARR does not have any standardized meaning and is therefore unlikely to be comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenue and deferred revenue and is not intended to be combined with or to replace either of those items. ARR is not a forecast and the active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers.

We define ARR as the annualized recurring revenue of term-based contracts from all customers at a point in time. We calculate ARR by taking monthly recurring revenue, or MRR, and multiplying it by 12. MRR for each month is calculated by aggregating, for all customers during that month, monthly revenue from committed contractual amounts, additional usage and monthly subscriptions. The calculation is done at constant currency using the current year budgeted exchange rates for all periods presented.

Our ARR was $571.0 million and $570.0 million as of February 29, 2024 and February 28, 2023, respectively, remaining constant year-over-year.

Net Retention Rate

We calculate net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end ("Prior Period ARR"). We then calculate the ARR from these same customers as of the current period end ("Current Period ARR"). Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the net retention rate. Net retention rate is not defined in accordance with GAAP.

Our net retention rates have generally ranged between 99% and 102% for all periods presented. Our high net retention rates illustrate our predictable and durable top line performance.

Liquidity and Capital Resources

Cash and Cash Equivalents

(In thousands)	February 29, 2024	November 30, 2023
Cash and cash equivalents	$133,222	$126,958

The increase in cash and cash equivalents of $6.3 million from the end of fiscal year 2023 was due to cash inflows from operations of $70.5 million, $1.7 million in cash received from the issuance of common stock. These cash inflows were offset by cash outflows of $30.0 million for the repayment of the revolving line of credit, repurchases of common stock of $22.5 million, dividend payments of $8.2 million, payments of debt obligations of $3.4 million, the effect of exchange rates on cash of $1.5 million, and purchases of property and equipment of $0.3 million. Except as described below, there are no limitations on our ability to access our cash and cash equivalents.

As of February 29, 2024, $73.0 million of our cash and cash equivalents was held by our foreign subsidiaries. Foreign cash includes unremitted foreign earnings, which are invested indefinitely outside of the U.S. As such, the foreign cash is not available to fund our domestic operations. If we were to repatriate these earnings, we may be subject to income tax withholding in certain tax jurisdictions and a portion of the repatriated earnings may be subject to U.S. income tax. However, we do not anticipate that this would have a material adverse impact on our liquidity.

Share Repurchase Program

In January 2023, our Board of Directors increased our share repurchase authorization by $150 million, to an aggregate authorization of $228.0 million. In the three months ended February 29, 2024 and February 28, 2023, we repurchased and retired 0.4 million shares for $22.5 million and 0.3 million shares for $15.0 million, respectively. The shares were repurchased in both periods as part of our Board of Directors authorized share repurchase program. As of February 29, 2024, there was $171.5 million remaining under the current authorization.

On March 1, 2024, the Company repurchased and retired 0.4 million shares for $25.0 million.

Dividends

On March 19, 2024, our Board of Directors declared a quarterly dividend of $0.175 per share of common stock, which will be paid on June 17, 2024 to stockholders of record as of the close of business on June 3, 2024. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Restructuring Activities

See Note 12: Restructuring Charges to the condensed consolidated financial statements.

Long-term Debt and Credit Facility

See Note 7: Debt to the condensed consolidated financial statements.

Cash Flows From Operating Activities

	Three Months Ended
(In thousands)	February 29, 2024	February 28, 2023
Net income	$22,639	$23,674
Non-cash reconciling items included in net income	41,335	27,687
Changes in operating assets and liabilities	6,530	(4,594)
Net cash flows from operating activities	$70,504	$46,767

In the first three months of fiscal year 2024, operating cash flows increased due to higher billings and collections. Our gross accounts receivable as of February 29, 2024, decreased by $36.6 million from the end of fiscal year 2023. Our days sales outstanding (DSO) in accounts receivable increased to 50 days from 42 days in the first fiscal quarter of 2023 due to the timing of billings.

Cash Flows Used in Investing Activities

	Three Months Ended
(In thousands)	February 29, 2024	February 28, 2023
Net investment activity	$—	$(14,862)
Purchases of property and equipment	(309)	(385)
Payments for acquisitions, net of cash acquired	—	(355,821)
Net cash flows used in investing activities	$(309)	$(371,068)

Net cash outflows and inflows of our net investment activity are generally a result of the timing of our purchases and maturities of securities, which are classified as cash equivalents or short-term securities. In the first three months of fiscal year 2024, we purchased $0.3 million of property and equipment. In the first quarter of fiscal year 2023 we had payments for acquisitions net of cash acquired of $355.8 million, and $0.4 million of purchases of property and equipment.

Cash Flows (Used in) From Financing Activities

	Three Months Ended
(In thousands)	February 29, 2024	February 28, 2023
Proceeds from stock-based compensation plans	$7,583	$9,357
Repurchases of common stock	(22,500)	(15,000)
Proceeds from the issuance of debt	—	195,000
Repayment of revolving line of credit	(30,000)	—
Principal payment on term loan	(3,437)	(1,719)
Dividend payments to stockholders	(8,171)	(8,023)
Other financing activities	(5,890)	(4,817)
Net cash flows (used in) from financing activities	$(62,415)	$174,798

We received $7.6 million from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $9.4 million in the first three months of fiscal year 2023. During the first three months of fiscal year 2024, we did not receive any proceeds from the issuance of debt, while in the same period in fiscal year 2023 we received $195.0 million in net proceeds from the issuance of debt to partially fund the acquisition of MarkLogic. Further, we repurchased $22.5 million of our common stock under our share repurchase plan compared to $15.0 million in the same period of the prior year. We also made payments on our long-term debt of $33.4 million (including a $30.0 million repayment on the revolving line of credit) in the first three months of fiscal year 2024 and $1.7 million in the same period in 2023. Finally, we made dividend payments of $8.2 million to our stockholders during the first three months of fiscal year 2024 and $8.0 million in the first three months of fiscal year 2023.

Liquidity Outlook

Cash from operations in fiscal year 2024 could be affected by various risks and uncertainties, including, but not limited to, the effects of various risks detailed in Part I, Item 1A. Risk Factors in our 2023 Annual Report which have led to increased disruption and volatility in capital markets and credit markets that could adversely affect our liquidity and capital resources in the future. However, based on our current business plan, we believe that existing cash balances, together with funds generated from operations and amounts available under our Credit Facility, will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months. We do not contemplate a need for any foreign repatriation of the earnings which are deemed invested indefinitely outside of the U.S. Our foreseeable cash needs include capital expenditures, acquisitions, debt repayments, quarterly cash dividends, share repurchases, lease commitments, restructuring obligations and other long-term obligations.

Legal and Other Regulatory Matters

MOVEit Vulnerability

As previously reported, on the evening of May 28, 2023, our MOVEit technical support team received an initial customer support call indicating unusual activity within their MOVEit Transfer instance. An investigative team was mobilized and, on May 30, 2023, the investigative team discovered a zero-day vulnerability in MOVEit Transfer (including our cloud-hosted version of MOVEit Transfer known as MOVEit Cloud). A “zero-day vulnerability” is a vulnerability that has been publicly disclosed (e.g., by an independent researcher or threat actor) before the software vendor has an opportunity to patch it. The investigative team determined the zero-day vulnerability (the “MOVEit Vulnerability”) could provide for unauthorized escalated privileges and access to the customer’s underlying environment in both MOVEit Transfer (the on-premise version) and MOVEit Cloud (a cloud-hosted version of MOVEit Transfer that we deploy in both (i) a public cloud format, as well as (ii) for a small group of customers, in customer-dedicated cloud instances that are hosted, separate and apart from the public instances of our MOVEit Cloud platform). We promptly took down MOVEit Cloud for further investigation and notified all then-known current and former MOVEit Transfer and MOVEit Cloud customers in order to apprise them of the MOVEit Vulnerability and alert them to immediate remedial actions. In parallel, our team developed a patch for all supported versions of MOVEit Transfer and MOVEit Cloud, which was released on May 31, 2023, and allowed for the restoration of MOVEit Cloud that same day.

We are subject to litigation and governmental investigations related to the MOVEit Vulnerability, for which we have incurred expenses and will incur future costs. We expect our exposure to such expenses and liabilities to be reduced by insurance.

Please refer to Note 15: Cyber Related Matters to the Consolidated Financial Statements included in Item 1, Financial Statements for additional details and updates regarding the MOVEit Vulnerability.

Recent Accounting Pronouncements

Refer to Note 1: Basis of Presentation (Part I, Item 1 of this Form 10-Q) for further discussion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the first three months of fiscal year 2024, with the exception of repayments on our revolving line of credit and changes to our debt as described in Note 7: Debt, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our 2023 Annual Report, for a more complete discussion of the market risks we encounter.

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

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended February 29, 2024 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to Note 15: Cyber Related Matters to the Consolidated Financial Statements included in Item 1, Financial Statements for a discussion of legal proceedings related to the MOVEit Vulnerability.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. In addition to the information provided in this report, please refer to Part I, Item 1A. Risk Factors in our 2023 Annual Report for a more complete discussion regarding certain factors that could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

Information related to the repurchases of our common stock by month in the first quarter of fiscal year 2024 is as follows (in thousands, except per share and share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
December 2023	—	$—	—	$193,998
January 2024	—	—	—	193,998
February 2024	393,740	57.12	393,740	171,498
Total	393,740	$57.12	393,740	$171,498

(1)On January 10, 2023, our Board of Directors increased the share repurchase authorization by 150.0 million, to an aggregate authorization of $228.0 million. As of February 29, 2024, there was $171.5 million remaining under this authorization.

Item 5. Other Information

(c) Insider Adoption or Termination of Trading Arrangements

During the first quarter of fiscal year 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name and Title	Character of Trading Arrangement[1]	Date Adopted	Duration[2]	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement
John Ainsworth, EVP & GM, Application and Data Platform	Rule 10b5-1 Trading Arrangement	February 13, 2024	August 13, 2024	30,631
Loren Jarrett, EVP & GM, Digital Experience	Rule 10b5-1 Trading Arrangement	February 6, 2024	February 28, 2025	21,701
Kathryn Kulikoski, EVP & Chief People Officer	Rule 10b5-1 Trading Arrangement	February 14, 2024	December 31, 2024	9,368[3]
YuFan Stephanie Wang, EVP & Chief Legal Officer	Rule 10b5-1 Trading Arrangement	February 5, 2024	October 31, 2024	Up to 4,097[4]

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

3. Includes: (i) 7,248 shares of our common stock; and (ii) 2,120 employee stock options expected to be exercised via same-day sale.

4. Includes all common stock, net of shares withheld to cover tax withholding obligations, to be issued upon the anticipated vesting of 4,097 restricted stock units.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

4.1	Indenture, dated as of March 1, 2024, between Progress Software Corporation and U.S. Bank Trust Company, National Association, as trustee. (1)

4.2	Form of 3.50% Convertible Senior Note due 2030 (included as Exhibit A in Exhibit 4.1) (2)

10.1*†	Compensation Program for Non-Employee Directors

10.2	Form of Capped Call Confirmation (3)

10.3
Fourth Amended and Restated Credit Agreement, dated as of March 7, 2024, by and among Progress Software Corporation, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., Citibank, N.A. and Wells Fargo Bank, N.A., as Syndication Agents, Citizens Bank, N.A., PNC Bank, National Association, Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, and TD Bank, N.A., as Documentation Agents, and JPMorgan Chase Bank, N.A., BofA Securities, Inc., Citibank, N.A. and Wells Fargo Securities, LLC, as Joint Bookrunners and Joint Lead Arrangers (4)

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Yogesh K. Gupta

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Anthony Folger

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101*	The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three months ended February 29, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of February 29, 2024 and November 30, 2023; (ii) Condensed Consolidated Statements of Income for the three months ended February 29, 2024 and February 28, 2023; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended February 29, 2024 and February 28, 2023; (iv) Condensed Consolidated Statements of Stockholders' Equity for the three months ended February 29, 2024 and February 28, 2023; (v) Condensed Consolidated Statements of Cash Flows for the three months ended February 29, 2024 and February 28, 2023; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 1, 2024.
(2)	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on March 1, 2024.
(3)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 1, 2024.
(4)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 8, 2024.

*	Filed herewith
**	Furnished herewith
†	Indicates management compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	April 8, 2024	/s/ YOGESH K. GUPTA
Yogesh K. Gupta
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	April 8, 2024	/s/ ANTHONY FOLGER
Anthony Folger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	April 8, 2024	/s/ DOMENIC LOCOCO
Domenic LoCoco
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)