Form 10-Q
period 2024-05-31
PROGRESS SOFTWARE CORP /MA
filed 2024-07-08
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of June 25, 2024, there were 42,776,452 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(in thousands, except share data)	May 31, 2024	November 30, 2023
Assets
Current assets:
Cash and cash equivalents	$190,420	$126,958
Accounts receivable (less allowances of $928 and $851, respectively)	82,354	125,825
Unbilled receivables	33,157	29,965
Other current assets	37,052	48,040
Total current assets	342,983	330,788
Long-term unbilled receivables	32,401	28,373
Property and equipment, net	13,117	15,225
Intangible assets, net	304,644	354,278
Goodwill	832,783	832,101
Right-of-use lease assets	14,219	18,711
Deferred tax assets	32,628	15,052
Other assets	13,600	8,255
Total assets	$1,586,375	$1,602,783
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,583	$12,371
Short-term deferred revenue, net	226,579	236,090
Current portion of long-term debt, net	—	13,109
Accrued compensation and related taxes	34,817	49,559
Dividends payable to stockholders	8,351	8,376
Short-term operating lease liabilities	9,447	10,114
Other accrued liabilities	19,444	22,499
Total current liabilities	307,221	352,118
Long-term deferred revenue, net	64,995	58,946
Convertible senior notes, net	794,277	354,772
Long-term debt, net	—	356,111
Long-term operating lease liabilities	9,970	13,000
Deferred tax liabilities	3,710	3,574
Other noncurrent liabilities	4,535	4,547
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized, 10,000,000 shares; issued, none	—	—
Common stock, $0.01 par value; authorized, 200,000,000 shares; issued and outstanding, 43,062,914 shares in 2024 and 43,795,955 shares in 2023	431	438
Additional paid-in capital	330,382	370,579
Retained earnings	105,590	120,858
Accumulated other comprehensive loss	(34,736)	(32,160)
Total stockholders’ equity	401,667	459,715
Total liabilities and stockholders’ equity	$1,586,375	$1,602,783
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Revenue:
Software licenses	$53,979	$56,407	$118,079	$113,975
Maintenance and services	121,098	121,844	241,683	228,502
Total revenue	175,077	178,251	359,762	342,477
Costs of revenue:
Cost of software licenses	2,497	2,814	5,228	5,266
Cost of maintenance and services	22,176	22,970	44,395	40,471
Amortization of acquired intangibles	7,398	7,994	15,257	14,258
Total costs of revenue	32,071	33,778	64,880	59,995
Gross profit	143,006	144,473	294,882	282,482
Operating expenses:
Sales and marketing	37,889	40,147	77,000	73,901
Product development	35,435	34,820	70,423	65,258
General and administrative	21,983	21,469	43,327	40,255
Amortization of acquired intangibles	16,316	17,546	33,705	31,157
Cyber incident and vulnerability response expenses, net	3,036	1,483	4,023	4,175
Restructuring expenses	651	3,990	3,000	5,387
Acquisition-related expenses	548	1,991	1,250	3,734
Total operating expenses	115,858	121,446	232,728	223,867
Income from operations	27,148	23,027	62,154	58,615
Other (expense) income:
Interest expense	(7,007)	(8,514)	(14,351)	(14,362)
Interest income and other, net	928	592	1,552	1,107
Foreign currency loss, net	(941)	(496)	(1,620)	(827)
Total other expense, net	(7,020)	(8,418)	(14,419)	(14,082)
Income before income taxes	20,128	14,609	47,735	44,533
Provision for income taxes	3,940	2,519	8,908	8,769
Net income	$16,188	$12,090	$38,827	$35,764
Earnings per share:
Basic	$0.37	$0.28	$0.89	$0.83
Diluted	$0.37	$0.27	$0.87	$0.81
Weighted average shares outstanding:
Basic	43,213	43,343	43,508	43,321
Diluted	43,964	44,470	44,395	44,411

Cash dividends declared per common share	$0.175	$0.175	$0.350	$0.350
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
(in thousands)	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Net income	$16,188	$12,090	$38,827	$35,764
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	105	1,720	(1,441)	3,457
Unrealized loss on hedging activity, net of tax benefit of $142 and $360 for the three and six months ended May 31, 2024, respectively, and $250 and $295 for the three and six months ended May 31, 2023, respectively	(445)	(812)	(1,135)	(939)
Unrealized loss on investments, net of tax benefit of $4 and $0 for the three and six months ended May 31, 2023, respectively	—	21	—	—
Total other comprehensive (loss) income, net of tax	(340)	929	(2,576)	2,518
Comprehensive income	$15,848	$13,019	$36,251	$38,282

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders’ Equity

	Six Months Ended May 31, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2023	43,796	$438	$370,579	$120,858	$(32,160)	$459,715
Issuance of stock under employee stock purchase plan	182	2	6,918	—	—	6,920
Exercise of stock options	134	1	5,545	—	—	5,546
Vesting of restricted stock units and release of deferred stock units	498	5	(5)	—	—	—
Withholding tax payments related to net issuance of RSUs	(192)	(1)	(10,591)	—	—	(10,592)
Stock-based compensation	—	—	24,453	—	—	24,453
Purchase of capped calls, net of tax	—	—	(32,080)	—	—	(32,080)
Dividends declared	—	—	—	(16,097)	—	(16,097)
Treasury stock repurchases and retirements	(1,355)	(14)	(34,437)	(37,998)	—	(72,449)
Net income	—	—	—	38,827	—	38,827
Other comprehensive loss	—	—	—	—	(2,576)	(2,576)
Balance, May 31, 2024	43,063	$431	$330,382	$105,590	$(34,736)	$401,667

	Three Months Ended May 31, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, March 1, 2024	43,689	$437	$372,273	$123,429	$(34,396)	$461,743
Issuance of stock under employee stock purchase plan	116	1	4,388	—	—	4,389
Exercise of stock options	54	—	2,296	—	—	2,296
Vesting of restricted stock units and release of deferred stock units	254	3	(3)	—	—	—
Withholding tax payments related to net issuance of RSUs	(89)	—	(4,702)	—	—	(4,702)
Stock-based compensation	—	—	11,989	—	—	11,989
Purchase of capped calls, net of tax	—	—	(32,080)	—	—	(32,080)
Dividends declared	—	—	—	(7,867)	—	(7,867)
Treasury stock repurchases and retirements	(961)	(10)	(23,779)	(26,160)	—	(49,949)
Net income	—	—	—	16,188	—	16,188
Other comprehensive loss	—	—	—	—	(340)	(340)
Balance, May 31, 2024	43,063	$431	$330,382	$105,590	$(34,736)	$401,667

	Six Months Ended May 31, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2022	43,257	$433	$331,650	$101,656	$(35,235)	$398,504
Issuance of stock under employee stock purchase plan	145	2	5,268	—	—	5,270
Exercise of stock options	260	3	10,766	—	—	10,769
Vesting of restricted stock units and release of deferred stock units	378	4	(4)	—	—	—
Withholding tax payments related to net issuance of RSUs	(147)	(1)	(8,100)	—	—	(8,101)
Stock-based compensation	—	—	20,039	—	—	20,039
Dividends declared	—	—	—	(15,948)	—	(15,948)
Treasury stock repurchases and retirements	(535)	(5)	(12,518)	(17,477)	—	(30,000)
Net income	—	—	—	35,764	—	35,764
Other comprehensive income	—	—	—	—	2,518	2,518
Balance, May 31, 2023	43,358	$436	$347,101	$103,995	$(32,717)	$418,815

	Three Months Ended May 31, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, March 1, 2023	43,307	$433	$338,370	$108,286	$(33,646)	$413,443
Issuance of stock under employee stock purchase plan	95	1	3,482	—	—	3,483
Exercise of stock options	119	2	4,764	—	—	4,766
Vesting of restricted stock units and release of deferred stock units	163	2	(2)	—	—	—
Withholding tax payments related to net issuance of RSUs	(57)	—	(3,284)	—	—	(3,284)
Stock-based compensation	—	—	10,287	—	—	10,287
Dividends declared	—	—	—	(7,899)	—	(7,899)
Treasury stock repurchases and retirements	(269)	(2)	(6,516)	(8,482)	—	(15,000)
Net income	—	—	—	12,090	—	12,090
Other comprehensive income	—	—	—	—	929	929
Balance, May 31, 2023	43,358	$436	$347,101	$103,995	$(32,717)	$418,815

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
(in thousands)	May 31, 2024	May 31, 2023
Cash flows from operating activities:
Net income	$38,827	$35,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,171	3,171
Amortization of acquired intangibles and other	50,367	45,298
Amortization of debt discount and issuance costs on Notes	1,535	1,071
Stock-based compensation	24,453	20,039
Non-cash lease expense	6,532	4,707
Deferred income taxes	(6,404)	(11,036)
Credit losses and other sales allowances	387	173
Changes in operating assets and liabilities:
Accounts receivable	34,171	36,685
Other assets	10,421	13,066
Inventories	—	1,496
Accounts payable and accrued liabilities	(21,484)	(18,822)
Lease liabilities	(5,734)	(5,138)
Income taxes payable	(389)	2,177
Deferred revenue, net	(1,668)	(33,933)
Net cash flows from operating activities	134,185	94,718
Cash flows used in investing activities:
Purchases of investments	—	(15,262)
Sales and maturities of investments	—	15,700
Purchases of property and equipment	(1,264)	(1,969)
Payments for acquisitions, net of cash acquired	—	(356,096)
Net cash flows used in investing activities	(1,264)	(357,627)
Cash flows (used in) from financing activities:
Proceeds from stock-based compensation plans	12,896	16,365
Payments for taxes related to net share settlements of equity awards	(10,592)	(8,101)
Repurchases of common stock	(72,449)	(30,000)
Proceeds from issuance of senior convertible notes, net of issuance costs of $11,200	438,750	—
Purchase of capped calls	(42,210)	—
Dividend payments to stockholders	(16,122)	(15,871)
Proceeds from the issuance of debt	—	195,000
Repayment of revolving line of credit	(110,000)	(25,000)
Principal payment on term loan	(261,250)	(3,437)
Payment of credit facility debt issuance costs	(6,821)	—
Net cash flows (used in) from financing activities	(67,798)	128,956
Effect of exchange rate changes on cash and cash equivalents	(1,661)	3,207
Net increase (decrease) in cash and cash equivalents	63,462	(130,746)
Cash and cash equivalents, beginning of period	126,958	256,277
Cash and cash equivalents, end of period	$190,420	$125,531

Condensed Consolidated Statements of Cash Flows, continued

	Six Months Ended
(in thousands)	May 31, 2024	May 31, 2023
Supplemental disclosure:
Cash paid for income taxes, net of refunds of $1,028 in 2024 and $841 in 2023	$6,346	$5,953
Cash paid for interest	$7,961	$10,796
Non-cash investing and financing activities:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$28,987	$23,077
Dividends declared and unpaid	$8,351	$8,192
See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1: Basis of Presentation

Company Overview - Progress Software Corporation ("Progress," the "Company," "we," "us," or "our") provides enterprise software products for the development, deployment and management of responsible, AI-powered applications and experiences.

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

Basis of Presentation and Significant Accounting Policies - We prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements and these unaudited financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2023, as filed with the SEC on January 26, 2024 (our "2023 Annual Report").

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

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (the "FASB") issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for the Company in the consolidated financial statements for the year ending November 30, 2025, and interim periods beginning after December 1, 2025. The adoption of this standard only impacts disclosures and is not expected to have a material impact on the Company’s consolidated financial statements.

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

In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule will require registrants to disclose certain climate-related information in registration statements and annual reports. The disclosure requirements will apply to the Company's fiscal year beginning December 1, 2025. The Company is currently evaluating the final rule to determine its impact on the Company's disclosures.

Note 2: Cash and Cash Equivalents

A summary of our cash and cash equivalents at May 31, 2024 is as follows:

(in thousands)	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$119,254	$—	$—	$119,254
Money market funds	71,166	—	—	71,166
Total	$190,420	$—	$—	$190,420

A summary of our cash and cash equivalents at November 30, 2023 is as follows:

(in thousands)	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$126,958	$—	$—	$126,958

There were no debt securities by contractual maturity due after one year as of May 31, 2024.

Note 3: Derivative Instruments

Cash Flow Hedge

Our interest rate swap contract with an initial notional amount of $150.0 million matured on April 30, 2024. We entered into the contract to manage the variability of cash flows associated with approximately one-half of our variable rate debt. The contract required periodic interest rate settlements, and we received a floating rate based on the greater of 1-month SOFR or 0.00% and paid a fixed rate of 1.855% on the outstanding notional amount.

The interest rate swap was designated as a cash flow hedge and the effectiveness of the hedge was assessed both at the onset of the hedge and at regular intervals throughout the life of the derivative. As the interest rate swap was highly effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative were included as a component of other comprehensive loss on our condensed consolidated balance sheets through the first quarter of fiscal year 2024.

On March 1, 2024, we repaid our variable rate debt in full and reclassified an unrealized gain of $0.6 million from accumulated other comprehensive loss to interest expense in our condensed consolidated statements of operations. The net amount of accumulated other comprehensive loss reclassified to interest expense during the six months ended May 31, 2024 and May 31, 2023 was a decrease of $1.5 million and $1.6 million, respectively.

The following table presents our interest rate swap contract where the notional amount was equal to approximately one-half of the corresponding reduction in the balance of our term loan. The fair value of the derivative represented the discounted value of the expected future discounted cash flows for the interest rate swap, based on the payment schedule and the current forward curve for the remaining term of the contract, as of the date of each reporting period:

	May 31, 2024		November 30, 2023
(in thousands)	Notional Value	Fair Value	Notional Value	Fair Value
Interest rate swap contracts designated as cash flow hedges	$—	$—	$103,125	$1,495

Forward Contracts

We use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on intercompany accounts receivable and loans receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries.

All forward contracts are recorded at fair value in other current assets, other assets, other accrued liabilities, or other noncurrent liabilities on the condensed consolidated balance sheets at the end of each reporting period and generally expire between thirty days and 3 years from the date the contract was entered. At May 31, 2024, $0.2 million and $0.3 million was recorded in other accrued liabilities and other noncurrent liabilities, respectively, on our condensed consolidated balance sheets. At November 30, 2023, $2.5 million was recorded in other accrued liabilities on our condensed consolidated balance sheets.

In the three and six months ended May 31, 2024, realized and unrealized losses of $0.1 million and $0.7 million, respectively, from our forward contracts were recognized in foreign currency loss, net, on our condensed consolidated statements of operations. In the three and six months ended May 31, 2023, realized and unrealized gains of $1.1 million and $1.6 million, respectively, from our forward contracts were recognized in foreign currency loss, net, on our condensed consolidated statements of operations. These gains and losses were substantially offset by realized and unrealized gains and losses in the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates:

	May 31, 2024		November 30, 2023
(in thousands)	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$81,758	$(476)	$102,229	$(2,526)
Forward contracts to purchase U.S. dollars	—	—	844	(4)
Total	$81,758	$(476)	$103,073	$(2,530)

Note 4: Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at May 31, 2024:

		Fair Value Measurements Using
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$71,166	$71,166	$—	$—
Liabilities
Foreign exchange derivatives	$(476)	$—	$(476)	$—

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at November 30, 2023:

		Fair Value Measurements Using
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets
Interest rate swap	$1,495	$—	$1,495	$—
Liabilities
Foreign exchange derivatives	$(2,530)	$—	$(2,530)	$—

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

Assets and Liabilities Not Carried at Fair Value

Fair Value of the Convertible Senior Notes

The following table details the fair value and carrying value of our Convertible Senior Notes due 2026 and 2030 (together referred to as “the Notes”):

	May 31, 2024		November 30, 2023
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible senior notes due 2026(1)	$355,861	$361,113	$354,772	$377,125
Convertible senior notes due 2030(2)	438,416	438,128	—	—
Total	$794,277	$799,241	$354,772	$377,125
(1) The carrying value of the convertible senior notes due 2026 (the "2026 Notes"), are reflected net of $4.1 million and $5.2 million of unamortized debt issuance costs as of May 31, 2024 and November 30, 2023, respectively.
(2) The carrying value of the convertible senior notes due 2030 (the "2030 Notes"), are reflected net of $11.6 million of unamortized debt issuance costs as of May 31, 2024.

The fair value of the Notes is based on quoted prices in an over-the-counter market on the last trading day of the reporting period and classified within Level 2 in the fair value hierarchy.

Fair Value of Other Financial Assets and Liabilities

The carrying amounts of other financial assets and liabilities including cash and cash equivalents, accounts receivable, unbilled accounts receivable, accounts payable, and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization or settlement.

Note 5: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes:

	May 31, 2024			November 30, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$280,000	$(196,302)	$83,698	$280,000	$(181,045)	$98,955
Customer-related	458,608	(252,772)	205,836	458,608	(221,362)	237,246
Trademarks and trade names	50,111	(35,001)	15,110	50,111	(32,034)	18,077
Total	$788,719	$(484,075)	$304,644	$788,719	$(434,441)	$354,278

In the three and six months ended May 31, 2024, amortization expense related to intangible assets was $23.7 million and $49.0 million, respectively. In the three and six months ended May 31, 2023, amortization expense related to intangible assets was $25.5 million and $45.4 million, respectively.

Future amortization expense for intangible assets as of May 31, 2024, is as follows:

(in thousands)
Remainder of 2024	$40,113
2025	78,759
2026	69,086
2027	44,740
2028	33,157
Thereafter	38,789
Total	$304,644

Goodwill

Changes in the carrying amount of goodwill in the six months ended May 31, 2024 are as follows:

(in thousands)
Balance, December 1, 2023	$832,101
Additions(1)	700
Translation adjustments	(18)
Balance, May 31, 2024	$832,783
(1) The additions to goodwill during fiscal year 2024 represent measurement period adjustments related to the acquisition of MarkLogic Corporation ("MarkLogic") in February 2023. See Note 6: Business Combinations for additional information.

Note 6: Business Combinations

MarkLogic Acquisition

On February 7, 2023, we completed the acquisition of the parent company of MarkLogic, pursuant to the Stock Purchase Agreement, dated as of January 3, 2023. The acquisition was completed for a base purchase price of $355.0 million, subject to certain customary adjustments, in cash.

The acquisition consideration for MarkLogic has been allocated to MarkLogic’s tangible assets, identifiable intangible assets, and assumed liabilities based on their estimated fair values. The excess of total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities was recorded as goodwill.

During the first fiscal quarter of 2024, the measurement period adjustments were completed, which resulted in a $0.7 million increase in goodwill. The purchase price allocation is now complete.

The allocation of the purchase price is as follows:

(in thousands)	Purchase Price Allocation	Life
Net working capital	$46,335
Property, plant and equipment	723
Purchased technology	67,300	7 years
Trade name	12,500	7 years
Customer relationships	152,300	7 years
Other assets, including long-term unbilled receivables	4,477
Deferred taxes	(24,478)
Deferred revenue	(32,418)
Goodwill	161,770
Net assets acquired	$388,509

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

(in thousands, except per share data)	Pro Forma Six Months Ended May 31, 2023
Revenue	$381,327
Net income	$44,996
Net income per basic share	$1.04
Net income per diluted share	$1.01

Note 7: Debt

In March of 2024, the Company refinanced its debt by issuing the 2030 Notes and used the proceeds to pay off the outstanding balance of the term loan and revolving line of credit under our previous credit agreement. We also entered into an amended and restated credit facility as described below.

Notes Payable

2030 Convertible Senior Notes

On March 1, 2024, the Company issued, in a private placement, convertible senior notes with an aggregate principal amount of $450 million, due March 1, 2030, unless earlier repurchased, redeemed or converted. The proceeds from the 2030 Notes were used in part to enter into the 2024 Capped Call Transactions, described below, for working capital, and for other general corporate purposes, including paying off the existing term loan and revolving line of credit. There are no required principal payments prior to the maturity of the 2030 Notes. The 2030 Notes bear interest at an annual rate of 3.5%, payable semi-annually in arrears on September 1 and March 1 of each year, beginning on September 1, 2024. The Company incurred approximately $12.0 million in issuance costs for the issuance of the 2030 Notes.

Conversion Rights

Before November 1, 2029, Noteholders may convert their 2030 Notes in the following circumstances:

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

From and after November 1, 2029, Noteholders may convert their 2030 Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will satisfy its conversion obligations by paying cash up to the aggregate principal amount of 2030 Notes to be converted, by issuing shares of its common stock or a combination of cash and shares of its common stock, at its election. The initial conversion rate is 14.7622 shares of common stock per $1,000 principal amount of the 2030 Notes, representing an initial conversion price of approximately $67.74 per share of common stock. The conversion rate will be adjusted upon the occurrence of certain events, including spin-offs, tender offers, exchange offers, make-whole fundamental change and certain stockholder distributions.

Repurchase Rights

On or after March 5, 2027, and on or before the 60th scheduled trading day immediately before the maturity date, the Company may redeem for cash all or part of the 2030 Notes, subject to partial redemption limitation, at a repurchase price equal to the principal amount, plus accrued and unpaid interest, if the last reported sale price per share of the Company’s common stock exceeded 130% of the conversion price on (1) each of at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides a redemption notice and (2) the trading day immediately before the date the Company sends such notice. Pursuant to the partial redemption limitation, the Company may not elect to redeem less than all of the outstanding 2030 Notes unless at least $100.0 million aggregate principal amount of 2030 Notes are outstanding and not subject to redemption as of the time it sends the related redemption notice.

If certain corporate events that constitute a fundamental change (e.g., events such as business combination transactions involving the Company, shareholder approval of liquidation or dissolution of the Company, and certain de-listing events with respect to the Company’s common stock) occur at any time, holders may, subject to certain exceptions, require the Company to purchase their 2030 Notes in whole or in part for cash at a price equal to the principal amount of the 2030 Notes to be repurchased, plus accrued and unpaid interest, to, but excluding, the fundamental change repurchase date.

2024 Capped Call Transactions

On February 27, 2024, in connection with the pricing of the 2030 Notes, the Company entered into privately negotiated capped call transactions (“2024 Capped Call Transactions”). The 2024 Capped Call Transactions cover approximately 6.6 million shares of the Company’s common stock, which represent the number of shares of common stock initially underlying the 2030 Notes. The 2024 Capped Call Transactions are generally expected to reduce potential dilution to our common stock upon any conversion of the 2030 Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the 2024 Capped Call Transactions will initially be $92.98 per share of common stock, which represents a premium of 75% over the last reported sale price of the common stock of $53.13 per share on February 27, 2024, and is subject to certain adjustments under the terms of the 2024 Capped Call Transactions. The cost of the purchased capped calls of $42.2 million was recorded as a reduction to additional paid-in-capital upon settlement in March 2024.

Accounting for the 2030 Notes

The 2030 Notes are classified as a non-current liability on our condensed consolidated balance sheets and the conversion option does not require bifurcation as an embedded derivative. Issuance costs of $12.0 million were recorded as a reduction to the principal balance of the 2030 Notes and will be amortized as interest expense using the effective interest method over the contractual term.

Three Months Ended
(in thousands)	May 31, 2024
Contractual interest expense (3.5% coupon)	$3,938
Amortization of debt discount and issuance costs(1)	446
$4,384

(1)Amortization based upon an effective interest rate of 4.0%.

Credit Facility

On March 7, 2024, the Company entered into an amended and restated credit agreement (the "Credit Agreement") with certain lenders, which provides a $900.0 million secured revolving credit facility ("revolving credit facility"). The revolving credit facility may be made available in U.S. Dollars and certain other currencies and may be increased, and new term loan commitments may be entered into, by up to an additional $260.0 million if the existing or additional lenders are willing to make such increased commitments. The revolving credit facility has sublimits for swing line loans up to $25.0 million and for the issuance of standby letters of credit in a face amount up to $25.0 million. We expect to use the revolving credit facility for general corporate purposes.

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

The credit facility matures on March 7, 2029. The revolving credit facility does not require amortization of principal. Revolving loans may be borrowed, repaid and reborrowed until the maturity date, at which time all amounts outstanding must be repaid. Accrued interest on the loans is payable quarterly in arrears. As of May 31, 2024, the revolving credit facility was undrawn.

Costs incurred to obtain our long-term debt of $6.0 million, along with $1.0 million of unamortized debt issuance costs related to the previous credit agreement, were recorded as debt issuance costs and will be amortized over the term of the debt agreement using the effective interest method. Unamortized debt issuance costs related to the repaid term loan were expensed.

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

Note 8: Common Stock Repurchases

In January 2023, our Board of Directors increased the share repurchase authorization by $150.0 million to an aggregate authorization of $228.0 million. In the three months ended May 31, 2024 and May 31, 2023, we repurchased and retired 1.0 million shares for $49.9 million and 0.3 million shares for $15.0 million, respectively. In the six months ended May 31, 2024 and May 31, 2023, we repurchased and retired 1.4 million shares for $72.4 million and 0.5 million shares for $30.0 million, respectively. As of May 31, 2024, there was $121.5 million remaining under the current authorization.

Note 9: Stock-Based Compensation

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant service period. We estimate the fair value of each stock-based award on the measurement date using either the current market price of the stock, the Black-Scholes option valuation model, or the Monte Carlo Simulation valuation model. The Black-Scholes and Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate, and dividend yield. We recognize stock-based compensation expense related to options and restricted stock units on a straight-line basis over the service period of the award, which is generally four or five years for options and three or four years for restricted stock units, and adjust the expense each period for actual forfeitures. We recognize stock-based compensation expense related to performance stock units and our employee stock purchase plan using an accelerated attribution.

In 2022, 2023, and 2024, we granted performance-based restricted stock units that include two performance metrics under our Long-Term Incentive Plan ("LTIP") where the performance measurement period is three years. Vesting of the LTIP awards in the 2022, 2023, and 2024 plans are based on the following: (i) 75% is based on achievement of a three-year cumulative operating income, and (ii) 25% is based on our level of attainment of specified TSR targets relative to the percentage appreciation of a specified index of companies for the respective three-year periods. The vesting of LTIP awards is also subject to continued employment of the grantees through the performance period, except in the event of a qualifying termination. In order to estimate the fair value of such awards, we use a Monte Carlo Simulation valuation model for the market condition portion of the award, which uses the closing price of our common stock on the date of grant, less the present value of expected dividends when applicable, for the portion related to the performance condition.

The following table provides the classification of stock-based compensation as reflected on our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
(in thousands)	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Cost of maintenance and services	$912	$729	$1,898	$1,349
Sales and marketing	2,458	1,769	4,770	3,264
Product development	3,391	3,049	7,056	6,047
General and administrative	5,228	4,740	10,729	9,379
Total stock-based compensation	$11,989	$10,287	$24,453	$20,039

Note 10: Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss during the six months ended May 31, 2024:

(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Hedging Activity	Accumulated Other Comprehensive Loss
Balance, December 1, 2023	$(33,295)	$1,135	$(32,160)
Other comprehensive loss before reclassifications, net of tax	(1,441)	(689)	(2,130)
Amount of gain reclassified from accumulated other comprehensive loss into net income, net of tax	—	(446)	(446)
Balance, May 31, 2024	$(34,736)	$—	$(34,736)

The tax effect on accumulated unrealized gains (losses) on our hedging activity and unrealized losses on investments was a tax provision of $0.1 million and $0.4 million as of May 31, 2024 and November 30, 2023, respectively.

Note 11: Revenue Recognition

Timing of Revenue Recognition

Our revenues are derived from licensing our products, and from related services, which consist of maintenance, hosting services, and consulting and education. Information relating to revenue from external customers by revenue type is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Performance obligations transferred at a point in time:
Software licenses	$53,979	$56,407	$118,079	$113,975
Performance obligations transferred over time:
Maintenance	102,503	102,240	204,528	194,753
Services	18,595	19,604	37,155	33,749
Total revenue	$175,077	$178,251	$359,762	$342,477

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

	Three Months Ended		Six Months Ended
(in thousands)	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
North America	$102,902	$105,732	$210,184	$204,560
EMEA	57,538	56,185	120,625	109,590
Latin America	4,599	4,790	9,267	8,979
Asia Pacific	10,038	11,544	19,686	19,348
Total revenue	$175,077	$178,251	$359,762	$342,477

No single customer, partner, or country outside the U.S. accounted for more than 10% of our total revenue for the three and six months ended May 31, 2024 or May 31, 2023.

Contract Balances

Unbilled Receivables and Contract Assets

As of May 31, 2024, billing of our long-term unbilled receivables is expected to occur as follows:

(in thousands)
2025	$14,251
2026	15,825
2027	2,325
Total	$32,401

Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. We did not have any net contract assets as of May 31, 2024 or November 30, 2023.

Deferred Revenue

Deferred revenue expected to be recognized as revenue more than one year subsequent to the balance sheet date is included in long-term liabilities on the condensed consolidated balance sheets. Our deferred revenue balance is primarily made up of deferred maintenance.

The changes in net deferred revenue for the six months ended May 31, 2024 were as follows:

(in thousands)
Balance, December 1, 2023	$295,036
Billings and other	356,300
Revenue recognized that was deferred in prior periods	(180,966)
Revenue recognized from current period arrangements	(178,796)
Balance, May 31, 2024	$291,574

As of May 31, 2024, transaction price allocated to remaining performance obligations was $344 million. We expect to recognize approximately 75% of the revenue within the next year and the remainder thereafter.

Deferred Contract Costs

Certain of our sales incentive programs meet the requirements to be capitalized. Depending upon the sales incentive program and the related revenue arrangement, such capitalized costs are amortized over the longer of (i) the product life, which is generally three to five years; or (ii) the term of the related revenue contract. We determined that a three to five year product life represents the period of benefit that we receive from these incremental costs based on both qualitative and quantitative factors, which include customer contracts, industry norms, and product upgrades. Total deferred contract costs were $6.6 million and $7.6 million as of May 31, 2024 and November 30, 2023, respectively, and are included in other current assets and other assets on our condensed consolidated balance sheets. Amortization of deferred contract costs is included in sales and marketing expense on our condensed consolidated statement of operations and was minimal in all periods presented.

Note 12: Restructuring Charges

The following table provides a summary of activity for our restructuring actions:

(in thousands)	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2023	$3,297	$1,890	$5,187
Costs incurred	2,574	426	3,000
Cash disbursements	(1,369)	(1,987)	(3,356)
Translation and other adjustments	2	(5)	(3)
Balance, May 31, 2024	$4,504	$324	$4,828

Costs incurred during the three and six months ended May 31, 2024 are primarily related to a facility closure in connection with the restructuring action from the first fiscal quarter of 2023. We do not expect to incur additional material expenses as part of this action.

Note 13: Earnings per share

We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding plus the effect of outstanding dilutive stock options, restricted stock units, and deferred stock units, using the treasury stock method. The following table sets forth the calculation of basic and diluted earnings per share on an interim basis:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Net income	$16,188	$12,090	$38,827	$35,764
Weighted average shares outstanding	43,213	43,343	43,508	43,321
Basic earnings per common share	$0.37	$0.28	$0.89	$0.83

Diluted earnings per common share:
Net income	$16,188	$12,090	$38,827	$35,764
Weighted average shares outstanding	43,213	43,343	43,508	43,321
Effect of dilution from common stock equivalents	751	1,127	887	1,090
Diluted weighted average shares outstanding	43,964	44,470	44,395	44,411
Diluted earnings per share	$0.37	$0.27	$0.87	$0.81

We excluded stock awards representing approximately 1,273,000 and 993,000 shares of common stock from the calculation of diluted earnings per share in the three and six months ended May 31, 2024, respectively, as these awards were anti-dilutive. We excluded stock awards representing approximately 268,000 and 304,000 shares of common stock from the calculation of diluted earnings per share in the three and six ended May 31, 2023, respectively, as these awards were anti-dilutive.

The dilutive impact of the Notes on our calculation of diluted earnings per share is considered using the if-converted method. However, because the principal amount of the Notes must be settled in cash, the dilutive impact of applying the if-converted method is limited to the in-the-money portion, if any, of the Notes. During the three and six months ended May 31, 2024, we did not include the Notes in our diluted earnings per share calculation because the conversion feature in the Notes was out of the money.

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

Note 15: Cyber Related Matters

November 2022 Cyber Incident

Following the detection of irregular activity on certain portions of our corporate network, we engaged outside cybersecurity experts and other incident response professionals to conduct a forensic investigation and assess the extent and scope of the incident. We did not incur costs related to this incident during fiscal year 2024 and do not expect to incur additional costs as the investigation is closed. We incurred net expenses of $1.5 million and $4.2 million related to this incident during the three and six months ended May 31, 2023.

MOVEit Vulnerability

As previously reported, on the evening of May 28, 2023, our MOVEit technical support team received an initial customer support call indicating unusual activity within their MOVEit Transfer instance. An investigative team was mobilized and, on May 30, 2023, the investigative team discovered a zero-day vulnerability in MOVEit Transfer (including our cloud-hosted version of MOVEit Transfer known as MOVEit Cloud). A "zero-day vulnerability" is a vulnerability that has been publicly disclosed and/or exploited (e.g., by an independent researcher or threat actor) before the software vendor has an opportunity to patch it. The investigative team determined that the zero-day vulnerability (the “MOVEit Vulnerability”) could provide for unauthorized escalated privileges and access to the customer’s underlying environment in both MOVEit Transfer (the on-premise version) and MOVEit Cloud (a cloud-hosted version of MOVEit Transfer that we deploy in both (i) a public cloud format, as well as (ii) for a small group of customers, in customer-dedicated cloud instances that are hosted, separate and apart from the public instances of our MOVEit Cloud platform). We promptly took down MOVEit Cloud for further investigation and notified all then-known current and former MOVEit Transfer and MOVEit Cloud customers in order to apprise them of the MOVEit Vulnerability and alert them to immediate remedial actions. In parallel, our team developed a patch for all supported versions of MOVEit Transfer and MOVEit Cloud, which was released on May 31, 2023, and allowed for the restoration of MOVEit Cloud that same day. We continue to assess the potential impact of the MOVEit Vulnerability on our business, operations, and financial results. MOVEit Transfer and MOVEit Cloud represented less than 4% in aggregate of our revenue for the six months ended May 31, 2024.

Litigation and Governmental Investigations

As of the date of the issuance of the financial statements, (i) we have received formal letters from 38 customers and others that claim to have been impacted by the MOVEit Vulnerability, some of which have indicated that they intend to seek indemnification from us related to the MOVEit Vulnerability, (ii) we have received a letter from an insurer providing for notice of a subrogation claim (where the insurer is seeking recovery for all expenses incurred in connection with the MOVEit Vulnerability), which resulted in the filing of a lawsuit in the District of Massachusetts that has since been joined with the MDL (defined below), and (iii) we are party to approximately 144 class action lawsuits filed by individuals who claim to have been impacted by the exfiltration of data from the environments of our MOVEit Transfer customers, which the Judicial Panel on Multidistrict Litigation transferred to the District of Massachusetts for coordinated and consolidated proceedings (the "MDL").

We have also been cooperating with the following inquires and investigations (some of which are further described hereafter): (i) several inquiries from domestic and foreign data privacy regulators; (ii) several inquiries and two formal investigations from state attorneys general; (iii) a formal investigation from a U.S. federal law enforcement agency (as of the date of the filing of this report, the law enforcement investigation that we are cooperating with is not an enforcement action or formal governmental investigation of which we have been told that we are a target); and (iv) a formal investigation from the SEC.

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

On March 14, 2024, the Office of the Australian Information Commissioner’s Office informed Progress that based upon the information provided, the Commissioner’s Office determined that regulatory action against Progress was not required in relation to the MOVEit Vulnerability.

On May 29, 2024, the Agencia Española de Protección de Datos (the Spanish data protection authority also known as the AEPD) informed Progress that based upon the information provided, the AEPD determined that regulatory action against Progress was not required in relation to the MOVEit Vulnerability.

Expenses Incurred and Future Costs

For the three and six months ended May 31, 2024, we incurred costs of $3.0 million and $4.0 million, respectively, related to the MOVEit Vulnerability. The costs recognized are net of insurance recoveries of $1.9 million. The timing of recognizing insurance recoveries may differ from the timing of recognizing the associated expenses.

We expect to incur investigation, legal and professional services expenses associated with the MOVEit Vulnerability in future periods. We will recognize these expenses as services are received, net of insurance recoveries. While a loss from these matters is reasonably possible, we cannot reasonably estimate a range of possible losses at this time, particularly while the foregoing matters remain ongoing. Furthermore, with respect to the litigation, the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved. Also, each of the governmental inquiries and investigations mentioned above could result in adverse judgements, settlements, fines, penalties, or other resolutions, the amount, scope and timing of which could be material, but which we are currently unable to predict. Therefore, we have not recorded a loss contingency liability for the MOVEit Vulnerability as of May 31, 2024.

In addition, we may accelerate or make additional investments in our information technology systems, infrastructure, software products or networks following the MOVEit Vulnerability, however, we currently do not expect such amounts to be material to any fiscal period.

Insurance Coverage

During the period when the November 2022 cyber incident and the MOVEit Vulnerability occurred, we maintained $15.0 million of cybersecurity insurance coverage, which is expected to reduce our exposure to expenses and liabilities arising from these events. As of May 31, 2024, we have recorded approximately $7.0 million in insurance recoveries, of which $2.5 million was related to the November 2022 cyber incident and $4.5 million was related to the May 2023 MOVEit Vulnerability, providing us with approximately $8.0 million of additional cybersecurity insurance coverage under the applicable policy (which is subject to a $0.5 million retention per claim). We will pursue recoveries to the maximum extent available under our insurance policies.

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

Overview

Progress provides enterprise software products for the development, deployment and management of responsible, AI-powered applications and experiences.

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

Results of Operations

Revenue

	Three Months Ended		% Change
(in thousands)	May 31, 2024	May 31, 2023	As Reported	Constant Currency
Revenue	$175,077	$178,251	(2)%	(2)%

	Six Months Ended		% Change
(in thousands)	May 31, 2024	May 31, 2023	As Reported	Constant Currency
Revenue	$359,762	$342,477	5%	5%

Total revenue was relatively flat across all of our product offerings in the second quarter of fiscal year 2024 as compared to the same period last year. Compared to prior year, total revenue increased in the first six months of fiscal year 2024 due to MarkLogic as the current period includes activity for the full six months to date, whereas the prior period only included revenue from the acquisition in February 2023. These increases were partially offset by a decrease in our DataDirect product offering as a result of the timing of renewals on multiyear subscription contracts.

Software License Revenue

	Three Months Ended		% Change
(in thousands)	May 31, 2024	May 31, 2023	As Reported	Constant Currency
Software licenses	$53,979	$56,407	(4)%	(4)%
As a percentage of total revenue	31%	32%

	Six Months Ended		% Change
(in thousands)	May 31, 2024	May 31, 2023	As Reported	Constant Currency
Software licenses	$118,079	$113,975	4%	3%
As a percentage of total revenue	33%	33%

Software license revenue was relatively flat across all of our product offerings in the second quarter and first six months of fiscal year 2024 as compared to the same periods last year. MarkLogic revenue is reflected in our results for the first six months of fiscal year 2024, whereas the prior period only includes revenue from the date of acquisition.

Maintenance and Services Revenue

	Three Months Ended		% Change
(in thousands)	May 31, 2024	May 31, 2023	As Reported	Constant Currency
Maintenance	$102,503	$102,240	—%	—%
As a percentage of total revenue	59%	57%
Services	18,595	19,604	(5)%	(5)%
As a percentage of total revenue	11%	11%
Total maintenance and services revenue	$121,098	$121,844	(1)%	(1)%
As a percentage of total revenue	69%	68%

	Six Months Ended		% Change
(in thousands)	May 31, 2024	May 31, 2023	As Reported	Constant Currency
Maintenance	$204,528	$194,753	5%	5%
As a percentage of total revenue	57%	57%
Services	37,155	33,749	10%	10%
As a percentage of total revenue	10%	10%
Total maintenance and services revenue	$241,683	$228,502	6%	5%
As a percentage of total revenue	67%	67%

Maintenance and services revenue remained relatively flat in the second quarter of fiscal year 2024 as compared to the same period last year. Maintenance and services revenue increased in the first six months of fiscal year 2024 as compared to the same period last year primarily due to our acquisition of MarkLogic.

Revenue by Region

	Three Months Ended		% Change
(in thousands)	May 31, 2024	May 31, 2023	As Reported	Constant Currency
North America	$102,902	$105,732	(3)%	(3)%
As a percentage of total revenue	59%	59%
Europe, the Middle East and Africa ("EMEA")	$57,538	$56,185	2%	2%
As a percentage of total revenue	33%	32%
Latin America	$4,599	$4,790	(4)%	(4)%
As a percentage of total revenue	3%	3%
Asia Pacific	$10,038	$11,544	(13)%	(12)%
As a percentage of total revenue	5%	6%

	Six Months Ended		% Change
(in thousands)	May 31, 2024	May 31, 2023	As Reported	Constant Currency
North America	$210,184	$204,560	3%	3%
As a percentage of total revenue	58%	60%
Europe, the Middle East and Africa ("EMEA")	$120,625	$109,590	10%	9%
As a percentage of total revenue	34%	32%
Latin America	$9,267	$8,979	3%	2%
As a percentage of total revenue	3%	3%
Asia Pacific	$19,686	$19,348	2%	3%
As a percentage of total revenue	5%	5%

Total revenue generated in North America decreased $2.8 million and increased $5.6 million in the second quarter and first six months of fiscal year 2024, respectively. The increase in the first six months of fiscal year 2024 in North America was primarily due to the timing of our acquisition of MarkLogic, as described above. Total revenue generated in EMEA increased $1.4 million and $11.0 million in the second quarter and first six months of fiscal year 2024, respectively. These increases were primarily due to an increase in our DataDirect product offering as a result of the timing of renewals on multiyear subscription contracts. Total revenue in Latin America and Asia Pacific remained relatively flat in all periods presented.

In the first six months of fiscal year 2024 revenue generated in markets outside North America represented 42% of total revenue compared to 41% of total revenue on a constant currency basis. In the first six months of fiscal year 2023 revenue generated in markets outside North America represented 40% of total revenue compared to 41% of total revenue on a constant currency basis.

Cost of Software Licenses

	Three Months Ended				Six Months Ended
(in thousands)	May 31, 2024	May 31, 2023	Change		May 31, 2024	May 31, 2023	Change
Cost of software licenses	$2,497	$2,814	$(317)	(11)%	$5,228	$5,266	$(38)	(1)%
As a percentage of software license revenue	5%	5%			4%	5%

Cost of software licenses consists primarily of costs of inventories, royalties, electronic software distribution, duplication, and packaging. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of Maintenance and Services

	Three Months Ended				Six Months Ended
(in thousands)	May 31, 2024	May 31, 2023	Change		May 31, 2024	May 31, 2023	Change
Cost of maintenance and services	$22,176	$22,970	$(794)	(3)%	$44,395	$40,471	$3,924	10%
As a percentage of maintenance and services revenue	18%	19%			18%	18%
Components of cost of maintenance and services:
Personnel related costs	$16,770	$16,646	$124	1%	$33,814	$29,789	$4,025	14%
Contractors and outside services	3,502	4,117	(615)	(15)%	6,911	6,817	94	1%
Hosting and other	1,904	2,207	(303)	(14)%	3,670	3,865	(195)	(5)%
Total cost of maintenance and services	$22,176	$22,970	$(794)	(3)%	$44,395	$40,471	$3,924	10%

Cost of maintenance and services consists primarily of costs of providing customer support, consulting, and education. The decrease in the second quarter of fiscal year 2024 was primarily due to decreased contractor and outside services costs and decreased hosting costs. The increase in first six months of fiscal year 2024 is due to increased personnel related costs resulting from our acquisition of MarkLogic.

Amortization of Intangibles

	Three Months Ended			Six Months Ended
(in thousands)	May 31, 2024	May 31, 2023	% Change	May 31, 2024	May 31, 2023	% Change
Amortization of intangibles	$7,398	$7,994	(7)%	$15,257	$14,258	7%
As a percentage of total revenue	4%	4%		4%	4%

Amortization of intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. The decrease in the second quarter of fiscal year 2024 is due to certain intangible assets becoming fully amortized in the period. The year over year increase in the first six months of fiscal year 2024 is due to the acquisition of MarkLogic.

Gross Profit

	Three Months Ended			Six Months Ended
(in thousands)	May 31, 2024	May 31, 2023	% Change	May 31, 2024	May 31, 2023	% Change
Gross profit	$143,006	$144,473	(1)%	$294,882	$282,482	4%
As a percentage of total revenue	82%	81%		82%	82%

Our gross profit decreased slightly in the second quarter of fiscal year 2024 as compared to the same period last year due to the decreases in revenue, offset by the decreases in costs of software licenses, costs of maintenance and services and the amortization of intangibles, each as described above. Our gross profit increased in the first six months of fiscal year 2024 as compared to the same period last year due to the increases in revenue, offset by the increases in costs of maintenance and services and the amortization of intangibles, each as described above.

Sales and Marketing

	Three Months Ended				Six Months Ended
(in thousands)	May 31, 2024	May 31, 2023	Change		May 31, 2024	May 31, 2023	Change
Sales and marketing	$37,889	$40,147	$(2,258)	(6)%	$77,000	$73,901	$3,099	4%
As a percentage of total revenue	22%	23%			21%	22%
Components of sales and marketing:
Personnel related costs	$33,241	$34,329	$(1,088)	(3)%	$66,334	$64,324	$2,010	3%
Contractors and outside services	837	1,510	(673)	(45)%	1,430	2,206	(776)	(35)%
Marketing programs and other	3,811	4,308	(497)	(12)%	9,236	7,371	1,865	25%
Total sales and marketing	$37,889	$40,147	$(2,258)	(6)%	$77,000	$73,901	$3,099	4%

Sales and marketing expenses decreased in the second quarter of fiscal year 2024 due to decreased personnel related costs, contractors and outside services costs, and marketing and sales events costs. Sales and marketing expenses increased in the first six months of fiscal year 2024 primarily due to increased personnel related costs associated with our acquisition of MarkLogic, as well as increases in marketing and sales events costs, partially offset by decreases in contractors and outside services costs.

Product Development

	Three Months Ended				Six Months Ended
(in thousands)	May 31, 2024	May 31, 2023	Change		May 31, 2024	May 31, 2023	Change
Product development costs	$35,435	$34,820	$615	2%	$70,423	$65,258	$5,165	8%
As a percentage of total revenue	20%	20%			20%	19%
Components of product development costs:
Personnel related costs	$34,151	$33,516	$635	2%	$67,747	$63,119	$4,628	7%
Contractors and outside services	1,161	1,118	43	4%	2,243	1,791	452	25%
Other product development costs	123	186	(63)	(34)%	433	348	85	24%
Total product development costs	$35,435	$34,820	$615	2%	$70,423	$65,258	$5,165	8%

Product development expenses increased in the second quarter of fiscal year 2024 as compared to the same period in the prior year primarily due to increased personnel related costs. Product development expenses increased in the first six months of fiscal year 2024 primarily due to increased personnel related costs associated with our acquisition of MarkLogic, as well as an increase in contractors and outside services costs.

General and Administrative

	Three Months Ended				Six Months Ended
(in thousands)	May 31, 2024	May 31, 2023	Change		May 31, 2024	May 31, 2023	Change
General and administrative	$21,983	$21,469	$514	2%	$43,327	$40,255	$3,072	8%
As a percentage of total revenue	13%	12%			12%	12%
Components of general and administrative:
Personnel related costs	$17,963	$17,142	$821	5%	$35,926	$33,276	$2,650	8%
Contractors and outside services	2,602	3,292	(690)	(21)%	5,177	5,679	(502)	(9)%
Other general and administrative costs	1,418	1,035	383	37%	2,224	1,300	924	71%
Total cost of general and administrative	$21,983	$21,469	$514	2%	$43,327	$40,255	$3,072	8%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased in all periods primarily due to higher personnel costs and other general and administrative costs. These increases were offset by decreases in contractors and outside services costs in all periods.

Amortization of Intangibles

	Three Months Ended			Six Months Ended
(in thousands)	May 31, 2024	May 31, 2023	% Change	May 31, 2024	May 31, 2023	% Change
Amortization of intangibles	$16,316	$17,546	(7)%	$33,705	$31,157	8%
As a percentage of total revenue	9%	10%		9%	9%

Amortization of intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. The decrease in the second quarter of fiscal year 2024 is due to certain intangible assets becoming fully amortized in the period. Amortization of intangibles increased in the first six months of fiscal year 2024 due to the addition of MarkLogic intangible assets, as discussed above.

Cyber Incident and Vulnerability Response Expenses, Net

	Three Months Ended			Six Months Ended
(in thousands)	May 31, 2024	May 31, 2023	% Change	May 31, 2024	May 31, 2023	% Change
Cyber incident and vulnerability response expenses, net	$3,036	$1,483	105%	$4,023	$4,175	(4)%
As a percentage of total revenue	2%	1%		1%	1%

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

Restructuring Expenses

	Three Months Ended			Six Months Ended
(in thousands)	May 31, 2024	May 31, 2023	% Change	May 31, 2024	May 31, 2023	% Change
Restructuring expenses	$651	$3,990	(84)%	$3,000	$5,387	(44)%
As a percentage of total revenue	—%	2%		1%	2%

Restructuring expenses recorded in the first six months of fiscal year 2024 primarily relate to a facility closure in connection with the restructuring action from the first fiscal quarter of 2023, related to the MarkLogic acquisition. Restructuring expenses recorded in the first six months of fiscal year 2023 relate to headcount reduction from the same action.

Acquisition-Related Expenses

	Three Months Ended			Six Months Ended
(in thousands)	May 31, 2024	May 31, 2023	% Change	May 31, 2024	May 31, 2023	% Change
Acquisition-related expenses	$548	$1,991	(72)%	$1,250	$3,734	(67)%
As a percentage of total revenue	—%	1%		—%	1%

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs consist of professional service fees, including third-party legal and valuation-related fees. Acquisition-related expenses in the first six months of fiscal year 2024 were primarily related to our pursuit of other acquisition opportunities. Acquisition-related expenses in the same periods of fiscal year 2023 were primarily related to our acquisition of MarkLogic.

Income from Operations

	Three Months Ended			Six Months Ended
(in thousands)	May 31, 2024	May 31, 2023	% Change	May 31, 2024	May 31, 2023	% Change
Income from operations	$27,148	$23,027	18%	$62,154	$58,615	6%
As a percentage of total revenue	16%	13%		17%	17%

Income from operations increased in the second quarter of fiscal year 2024 due to a decrease in costs of revenue and operating expenses, offset by decreased revenue, as shown above. Income from operations increased in the first six months of fiscal year 2024 due to an increase in revenue, partially offset by an increase in costs of revenue and operating expenses, as shown above.

Other (Expense) Income

	Three Months Ended			Six Months Ended
(in thousands)	May 31, 2024	May 31, 2023	% Change	May 31, 2024	May 31, 2023	% Change
Interest expense	$(7,007)	$(8,514)	(18)%	$(14,351)	$(14,362)	—%
Interest income and other, net	928	592	57%	1,552	1,107	40%
Foreign currency loss, net	(941)	(496)	90%	(1,620)	(827)	96%
Total other expense, net	$(7,020)	$(8,418)	(17)%	$(14,419)	$(14,082)	2%
As a percentage of total revenue	(4)%	(5)%		(4)%	(4)%

Other expense, net, decreased in the second quarter of fiscal year 2024 due to lower interest rates as a result of our debt refinancing, in which we issued the 2030 Notes and entered into an amended and restated credit facility. Please refer to Note 7: Debt for further discussion. Interest income and other, net, was higher in fiscal year 2024, resulting from higher interest rates on our invested cash balance. We expect interest income to continue growing during fiscal year 2024. Foreign currency loss increased year over year due to rate volatility and timing of intercompany and hedge settlement activities.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
(in thousands)	May 31, 2024	May 31, 2023	% Change	May 31, 2024	May 31, 2023	% Change
Provision for income taxes	$3,940	$2,519	56%	$8,908	$8,769	2%
As a percentage of income before income taxes	20%	17%		19%	20%

Our effective tax rate was 20% and 17% in the second fiscal quarter of 2024 and 2023, respectively. The primary reason for the increase in the effective rate was due to discrete tax benefits related to stock-based compensation and the reversal of an uncertain tax position due to an audit settlement in the second fiscal quarter of 2023. There were no significant discrete tax items in the second fiscal quarter of 2024.

Net Income

	Three Months Ended			Six Months Ended
(in thousands)	May 31, 2024	May 31, 2023	% Change	May 31, 2024	May 31, 2023	% Change
Net income	$16,188	$12,090	34%	$38,827	$35,764	9%
As a percentage of total revenue	9%	7%		11%	10%

Select Performance Metrics:

Management evaluates our financial performance using a number of financial and operating metrics. These metrics are periodically reviewed and revised to reflect changes in our business.

Annualized Recurring Revenue ("ARR")

We disclose ARR as a performance metric to help investors better understand and assess the performance of our business because our mix of revenue generated from recurring sources currently represents the substantial majority of our revenues and is expected to continue in the future. We define ARR as the annualized revenue of all active and contractually binding term-based contracts from all customers at a point in time. ARR includes revenue from maintenance, software upgrade rights, public cloud, and on-premises subscription-based transactions and managed services. ARR mitigates fluctuations in revenue due to seasonality, contract term and the sales mix of subscriptions for term-based licenses and SaaS. Management uses ARR to understand customer trends and the overall health of the Company’s business, helping it to formulate strategic business decisions.

We calculate the annualized value of annual and multi-year contracts, and contracts with terms less than one year, by dividing the total contract value of each contract by the number of months in the term and then multiplying by 12. Annualizing contracts with terms less than one-year results in amounts being included in our ARR that are in excess of the total contract value for those contracts at the end of the reporting period. We generally do not sell contracts with a term of less than one year unless a customer is purchasing additional licenses under an existing annual or multi-year contract. The expectation is that at the time of renewal, contracts with a term less than one year will renew with the same term as the existing contracts being renewed, such that both contracts are co-termed. Historically contracts with a term of less than one year renew at rates equal to or better than annual or multi-year contracts.

Revenue from term-based license and on-premises subscription arrangements include a portion of the arrangement consideration that is allocated to the software license that is recognized up-front at the point in time control is transferred under ASC 606 revenue recognition principles. ARR for these arrangements is calculated as described above. The expectation is that the total contract value, inclusive of revenue recognized as software license, will be renewed at the end of the contract term.

The calculation is done at constant currency using the current year budgeted exchange rates for all periods presented.

ARR is not defined in GAAP and is not derived from a GAAP measure. Rather, ARR generally aligns to billings (as opposed to GAAP revenue which aligns to the transfer of control of each performance obligation). ARR does not have any standardized meaning and is therefore unlikely to be comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenue and deferred revenue and is not intended to be combined with or to replace either of those items. ARR is not a forecast and the active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers.

Our ARR was $579.0 million and $574.0 million as of May 31, 2024 and May 31, 2023, respectively, which is an increase of 1% year-over-year.

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

Liquidity and Capital Resources

Cash and Cash Equivalents

(in thousands)	May 31, 2024	November 30, 2023
Cash and cash equivalents	$190,420	$126,958

The increase in cash and cash equivalents of $63.5 million from the end of fiscal year 2023 was due to proceeds from the issuance of convertible senior notes of $396.5 million (net of purchases of capped calls in connection with the convertible notes offering of $42.2 million and issuance costs of $11.2 million), cash inflows from operations of $134.2 million, and $2.3 million in cash received from the issuance of common stock. We refinanced our debt by issuing the convertible senior notes and used the proceeds to pay off the outstanding balance of the term loan and revolving line of credit under our previous credit agreement. As such, the cash inflows described above were offset by cash outflows of $261.3 million to pay off the balance of the term loan, $110.0 million to pay off the revolving line of credit, repurchases of common stock of $72.5 million, dividend payments of $16.1 million, payment of debt issuance costs of $6.8 million, the effect of exchange rates on cash of $1.7 million, and purchases of property and equipment of $1.3 million. Except as described below, there are no limitations on our ability to access our cash and cash equivalents.

As of May 31, 2024, $76.0 million of our cash and cash equivalents was held by our foreign subsidiaries. Foreign cash includes unremitted foreign earnings, which are invested indefinitely outside of the U.S. As such, the foreign cash is not available to fund our domestic operations. If we were to repatriate these earnings, we may be subject to income tax withholding in certain tax jurisdictions and a portion of the repatriated earnings may be subject to U.S. income tax. However, we do not anticipate that this would have a material adverse impact on our liquidity.

Share Repurchase Program

In January 2023, our Board of Directors increased our share repurchase authorization by $150 million, to an aggregate authorization of $228.0 million. In the three months ended May 31, 2024 and May 31, 2023, we repurchased and retired 1.0 million shares for $49.9 million and 0.3 million shares for $15.0 million, respectively. In the six months ended May 31, 2024 and May 31, 2023, we repurchased and retired 1.4 million shares for $72.4 million and 0.5 million shares for $30.0 million, respectively. The shares were repurchased in both periods as part of our Board of Directors authorized share repurchase program. As of May 31, 2024, there was $121.5 million remaining under the current authorization.

Dividends

On June 17, 2024, our Board of Directors declared a quarterly dividend of $0.175 per share of common stock, which will be paid on September 16, 2024 to stockholders of record as of the close of business on September 2, 2024. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Restructuring Activities

See Note 12: Restructuring Charges to the condensed consolidated financial statements.

Long-term Debt and Credit Facility

See Note 7: Debt to the condensed consolidated financial statements.

Cash Flows From Operating Activities

	Six Months Ended
(in thousands)	May 31, 2024	May 31, 2023
Net income	$38,827	$35,764
Non-cash reconciling items included in net income	80,041	63,423
Changes in operating assets and liabilities	15,317	(4,469)
Net cash flows from operating activities	$134,185	$94,718

In the first six months of fiscal year 2024, operating cash flows increased due to higher billings and collections. Our gross accounts receivable as of May 31, 2024, decreased by $43.4 million from the end of fiscal year 2023. Our days sales outstanding (DSO) in accounts receivable decreased to 41 days from 44 days in the second fiscal quarter of 2023 due to the timing of billings.

Cash Flows Used in Investing Activities

	Six Months Ended
(in thousands)	May 31, 2024	May 31, 2023
Net investment activity	$—	$438
Purchases of property and equipment	(1,264)	(1,969)
Payments for acquisitions, net of cash acquired	—	(356,096)
Net cash flows used in investing activities	$(1,264)	$(357,627)

Net cash outflows and inflows of our net investment activity are generally a result of the timing of our purchases and maturities of securities, which are classified as cash equivalents or short-term securities. In the first six months of fiscal year 2024, we purchased $1.3 million of property and equipment. In the first six months of fiscal year 2023 we had payments for acquisitions net of cash acquired of $356.1 million, and $2.0 million of purchases of property and equipment.

Cash Flows (Used in) From Financing Activities

	Six Months Ended
(in thousands)	May 31, 2024	May 31, 2023
Proceeds from stock-based compensation plans	$12,896	$16,365
Repurchases of common stock	(72,449)	(30,000)
Proceeds from issuance of senior convertible notes, net of issuance costs of $11,200	438,750	—
Purchase of capped calls	(42,210)	—
Proceeds from the issuance of debt	—	195,000
Repayment of revolving line of credit	(110,000)	(25,000)
Principal payment on term loan	(261,250)	(3,437)
Dividend payments to stockholders	(16,122)	(15,871)
Other financing activities	(10,592)	(8,101)
Payment of credit facility debt issuance costs	(6,821)	—
Net cash flows (used in) from financing activities	$(67,798)	$128,956

We received $12.9 million from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $16.4 million in the first six months of fiscal year 2023. During the second quarter of fiscal year 2024, we received net proceeds from the issuance of debt of $51.9 million (we refinanced our debt by issuing the convertible senior notes and used the proceeds to pay off the outstanding balance of the term loan and revolving line of credit under our previous credit agreement, each as described above). In the first quarter of fiscal year 2024 we made payments on our long-term debt of $33.4 million (including a $30.0 million repayment on the revolving line of credit). In the first six months of fiscal year 2023 we received $195.0 million in net proceeds from the issuance of debt to partially fund the acquisition of MarkLogic and we also made payments on our long-term debt of $28.4 million (including a $25.0 million repayment on the revolving line of credit). Further, we repurchased $72.5 million of our common stock under our share repurchase plan compared to $30.0 million in the same period of the prior year. Finally, we made dividend payments of $16.1 million to our stockholders during the first six months of fiscal year 2024 and $15.9 million in the first six months of fiscal year 2023.

Liquidity Outlook

Cash from operations in fiscal year 2024 could be affected by various risks and uncertainties, including, but not limited to, the effects of various risks detailed in Part I, Item 1A. Risk Factors in our 2023 Annual Report, including increased disruption and volatility in capital markets and credit markets that could adversely affect our liquidity and capital resources in the future. However, based on our current business plan, we believe that existing cash balances, together with funds generated from operations and amounts available under our revolving credit facility, will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months. We do not contemplate a need for any foreign repatriation of the earnings which are deemed invested indefinitely outside of the U.S. Our foreseeable cash needs include capital expenditures, acquisitions, debt repayments, quarterly cash dividends, share repurchases, lease commitments, restructuring obligations and other long-term obligations.

Legal and Other Regulatory Matters

MOVEit Vulnerability

As previously reported, on the evening of May 28, 2023, our MOVEit technical support team received an initial customer support call indicating unusual activity within their MOVEit Transfer instance. An investigative team was mobilized and, on May 30, 2023, the investigative team discovered a zero-day vulnerability in MOVEit Transfer (including our cloud-hosted version of MOVEit Transfer known as MOVEit Cloud). A “zero-day vulnerability” is a vulnerability that has been publicly disclosed and/or exploited (e.g., by an independent researcher or threat actor) before the software vendor has an opportunity to patch it. The investigative team determined that the zero-day vulnerability (the “MOVEit Vulnerability”) could provide for unauthorized escalated privileges and access to the customer’s underlying environment in both MOVEit Transfer (the on-premise version) and MOVEit Cloud (a cloud-hosted version of MOVEit Transfer that we deploy in both (i) a public cloud format, as well as (ii) for a small group of customers, in customer-dedicated cloud instances that are hosted, separate and apart from the public instances of our MOVEit Cloud platform). We promptly took down MOVEit Cloud for further investigation and notified all then-known current and former MOVEit Transfer and MOVEit Cloud customers in order to apprise them of the MOVEit Vulnerability and alert them to immediate remedial actions. In parallel, our team developed a patch for all supported versions of MOVEit Transfer and MOVEit Cloud, which was released on May 31, 2023, and allowed for the restoration of MOVEit Cloud that same day.

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

Recent Accounting Pronouncements

Refer to Note 1: Basis of Presentation (Part I, Item 1 of this Form 10-Q) for further discussion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the first six months of fiscal year 2024, with the exception of repayments on our revolving line of credit and changes to our debt as described in Note 7: Debt, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our 2023 Annual Report, for a more complete discussion of the market risks we encounter.

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

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended May 31, 2024 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to Note 15: Cyber Related Matters to the Consolidated Financial Statements included in Item 1, Financial Statements for a discussion of legal proceedings related to the MOVEit Vulnerability.

We are also subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material effect on our financial position, results of operations, or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

Information related to the repurchases of our common stock by month in the second quarter of fiscal year 2024 is as follows:

(in thousands, except per share and share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
Period
March 2024	552,881	$52.95	552,881	$142,220
April 2024	291,675	50.96	291,675	127,349
May 2024	116,473	49.79	116,473	121,548
Total	961,029	$51.96	961,029	$121,548

(1)On January 10, 2023, our Board of Directors increased the share repurchase authorization by 150.0 million, to an aggregate authorization of $228.0 million. As of May 31, 2024, there was $121.5 million remaining under this authorization.

Item 5. Other Information

(c) Insider Adoption or Termination of Trading Arrangements

During the second quarter of fiscal year 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Yogesh K. Gupta

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Anthony Folger

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101*	The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three and six months ended May 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of May 31, 2024 and November 30, 2023; (ii) Condensed Consolidated Statements of Income for the three and six months ended May 31, 2024 and 2023; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended May 31, 2024 and 2023; (iv) Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended May 31, 2024 and 2023; (v) Condensed Consolidated Statements of Cash Flows for the three and six months ended May 31, 2024 and 2023; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 1, 2024.
(2)	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on March 1, 2024.
(3)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 1, 2024.
(4)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 8, 2024.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	July 8, 2024	/s/ YOGESH K. GUPTA
Yogesh K. Gupta
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	July 8, 2024	/s/ ANTHONY FOLGER
Anthony Folger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	July 8, 2024	/s/ DOMENIC LOCOCO
Domenic LoCoco
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)