Form 10-Q
period 2024-08-31
PROGRESS SOFTWARE CORP /MA
filed 2024-10-08
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of September 24, 2024, there were 42,905,025 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(in thousands, except share data)	August 31, 2024	November 30, 2023
Assets
Current assets:
Cash and cash equivalents	$232,713	$126,958
Accounts receivable (less allowances of $791 and $851, respectively)	87,680	125,825
Unbilled receivables	35,163	29,965
Other current assets	33,001	48,040
Total current assets	388,557	330,788
Long-term unbilled receivables	34,636	28,373
Property and equipment, net	12,574	15,225
Intangible assets, net	284,706	354,278
Goodwill	832,748	832,101
Right-of-use lease assets	12,853	18,711
Deferred tax assets	41,078	15,052
Other assets	12,732	8,255
Total assets	$1,619,884	$1,602,783
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,781	$12,371
Short-term deferred revenue, net	218,036	236,090
Current portion of long-term debt, net	—	13,109
Accrued compensation and related taxes	43,919	49,559
Dividends payable to stockholders	8,423	8,376
Short-term operating lease liabilities	8,873	10,114
Other accrued liabilities	24,876	22,499
Total current liabilities	314,908	352,118
Long-term deferred revenue, net	67,348	58,946
Convertible senior notes, net	795,282	354,772
Long-term debt, net	—	356,111
Long-term operating lease liabilities	8,597	13,000
Deferred tax liabilities	3,765	3,574
Other noncurrent liabilities	4,372	4,547
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized, 10,000,000 shares; issued, none	—	—
Common stock, $0.01 par value; authorized, 200,000,000 shares; issued and outstanding, 42,899,041 shares in 2024 and 43,795,955 shares in 2023	429	438
Additional paid-in capital	338,594	370,579
Retained earnings	119,241	120,858
Accumulated other comprehensive loss	(32,652)	(32,160)
Total stockholders’ equity	425,612	459,715
Total liabilities and stockholders’ equity	$1,619,884	$1,602,783
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
Revenue:
Software licenses	$57,850	$50,544	$175,929	$164,519
Maintenance and services	120,836	124,448	362,519	352,950
Total revenue	178,686	174,992	538,448	517,469
Costs of revenue:
Cost of software licenses	2,700	2,732	7,928	7,998
Cost of maintenance and services	20,057	22,192	64,452	62,663
Amortization of acquired intangibles	6,307	7,995	21,564	22,253
Total costs of revenue	29,064	32,919	93,944	92,914
Gross profit	149,622	142,073	444,504	424,555
Operating expenses:
Sales and marketing	37,141	38,612	114,141	112,513
Product development	34,720	33,138	105,143	98,396
General and administrative	20,503	20,791	63,830	61,046
Amortization of acquired intangibles	13,810	17,668	47,515	48,825
Cyber incident and vulnerability response expenses, net	927	951	4,950	5,126
Restructuring expenses	308	843	3,308	6,230
Acquisition-related expenses	1,864	699	3,114	4,433
Total operating expenses	109,273	112,702	342,001	336,569
Income from operations	40,349	29,371	102,503	87,986
Other (expense) income:
Interest expense	(6,765)	(8,532)	(21,116)	(22,894)
Interest income and other, net	1,896	788	3,448	1,895
Foreign currency loss, net	(1,201)	(675)	(2,821)	(1,502)
Total other expense, net	(6,070)	(8,419)	(20,489)	(22,501)
Income before income taxes	34,279	20,952	82,014	65,485
Provision for income taxes	5,815	1,854	14,723	10,623
Net income	$28,464	$19,098	$67,291	$54,862
Earnings per share:
Basic	$0.66	$0.44	$1.55	$1.27
Diluted	$0.65	$0.42	$1.52	$1.23
Weighted average shares outstanding:
Basic	42,872	43,452	43,296	43,365
Diluted	43,711	44,981	44,167	44,543

Cash dividends declared per common share	$0.175	$0.175	$0.525	$0.525
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
(in thousands)	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
Net income	$28,464	$19,098	$67,291	$54,862
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,084	1,667	643	5,124
Unrealized loss on hedging activity, net of tax benefit of $0 and $360 for the three and nine months ended August 31, 2024, respectively, and $170 and $465 for the three and nine months ended August 31, 2023, respectively	—	(537)	(1,135)	(1,476)
Total other comprehensive income (loss), net of tax	2,084	1,130	(492)	3,648
Comprehensive income	$30,548	$20,228	$66,799	$58,510

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders’ Equity

	Nine Months Ended August 31, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2023	43,796	$438	$370,579	$120,858	$(32,160)	$459,715
Issuance of stock under employee stock purchase plan	260	3	9,889	—	—	9,892
Exercise of stock options	179	2	7,538	—	—	7,540
Vesting of restricted stock units and release of deferred stock units	498	5	(5)	—	—	—
Withholding tax payments related to net issuance of RSUs	(192)	(3)	(10,624)	—	—	(10,627)
Stock-based compensation	—	—	35,011	—	—	35,011
Purchase of capped calls, net of tax	—	—	(32,080)	—	—	(32,080)
Dividends declared	—	—	—	(23,861)	—	(23,861)
Treasury stock repurchases and retirements	(1,642)	(16)	(41,714)	(45,047)	—	(86,777)
Net income	—	—	—	67,291	—	67,291
Other comprehensive loss	—	—	—	—	(492)	(492)
Balance, August 31, 2024	42,899	$429	$338,594	$119,241	$(32,652)	$425,612

	Three Months Ended August 31, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, June 1, 2024	43,063	$431	$330,382	$105,590	$(34,736)	$401,667
Issuance of stock under employee stock purchase plan	78	1	2,971	—	—	2,972
Exercise of stock options	45	1	1,993	—	—	1,994
Withholding tax payments related to net issuance of RSUs	—	(2)	(33)	—	—	(35)
Stock-based compensation	—	—	10,558	—	—	10,558
Dividends declared	—	—	—	(7,764)	—	(7,764)
Treasury stock repurchases and retirements	(287)	(2)	(7,277)	(7,049)	—	(14,328)
Net income	—	—	—	28,464	—	28,464
Other comprehensive income	—	—	—	—	2,084	2,084
Balance, August 31, 2024	42,899	$429	$338,594	$119,241	$(32,652)	$425,612

	Nine Months Ended August 31, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2022	43,257	$433	$331,650	$101,656	$(35,235)	$398,504
Issuance of stock under employee stock purchase plan	212	3	7,766	—	—	7,769
Exercise of stock options	400	4	12,157	—	—	12,161
Vesting of restricted stock units and release of deferred stock units	378	4	(4)	—	—	—
Withholding tax payments related to net issuance of RSUs	(147)	(1)	(8,100)	—	—	(8,101)
Stock-based compensation	—	—	30,111	—	—	30,111
Dividends declared	—	—	—	(23,908)	—	(23,908)
Treasury stock repurchases and retirements	(535)	(5)	(12,518)	(17,477)	—	(30,000)
Net income	—	—	—	54,862	—	54,862
Other comprehensive income	—	—	—	—	3,648	3,648
Balance, August 31, 2023	43,565	$438	$361,062	$115,133	$(31,587)	$445,046

	Three Months Ended August 31, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, June 1, 2023	43,358	$436	$347,101	$103,995	$(32,717)	$418,815
Issuance of stock under employee stock purchase plan	67	1	2,498	—	—	2,499
Exercise of stock options	140	1	1,391	—	—	1,392
Stock-based compensation	—	—	10,072	—	—	10,072
Dividends declared	—	—	—	(7,960)	—	(7,960)
Net income	—	—	—	19,098	—	19,098
Other comprehensive income	—	—	—	—	1,130	1,130
Balance, August 31, 2023	43,565	$438	$361,062	$115,133	$(31,587)	$445,046

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
(in thousands)	August 31, 2024	August 31, 2023
Cash flows from operating activities:
Net income	$67,291	$54,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,806	4,690
Amortization of acquired intangibles and other	70,835	71,121
Amortization of debt discount and issuance costs on Notes	2,540	1,621
Stock-based compensation	35,011	30,111
Non-cash lease expense	8,898	6,958
Deferred income taxes	(14,840)	(18,521)
Credit losses and other sales allowances	329	472
Changes in operating assets and liabilities:
Accounts receivable	25,407	31,478
Other assets	15,090	14,294
Inventories	—	2,209
Accounts payable and accrued liabilities	(6,796)	(14,027)
Lease liabilities	(8,682)	(7,860)
Income taxes payable	1,341	2,362
Deferred revenue, net	(9,387)	(39,011)
Net cash flows from operating activities	191,843	140,759
Cash flows used in investing activities:
Purchases of investments	—	(15,262)
Sales and maturities of investments	—	15,700
Purchases of property and equipment	(2,328)	(3,181)
Payments for acquisitions, net of cash acquired	—	(355,250)
Net cash flows used in investing activities	(2,328)	(357,993)
Cash flows (used in) from financing activities:
Proceeds from stock-based compensation plans	17,474	20,373
Payments for taxes related to net share settlements of equity awards	(10,627)	(8,101)
Repurchases of common stock	(86,777)	(30,000)
Proceeds from issuance of senior convertible notes, net of issuance costs of $11,200	438,750	—
Purchase of capped calls	(42,210)	—
Dividend payments to stockholders	(23,814)	(23,669)
Proceeds from the issuance of debt	—	195,000
Repayment of revolving line of credit	(110,000)	(55,000)
Principal payment on term loan	(261,250)	(5,157)
Payment of credit facility debt issuance costs	(6,821)	—
Net cash flows (used in) from financing activities	(85,275)	93,446
Effect of exchange rate changes on cash and cash equivalents	1,515	5,510
Net increase (decrease) in cash and cash equivalents	105,755	(118,278)
Cash and cash equivalents, beginning of period	126,958	256,277
Cash and cash equivalents, end of period	$232,713	$137,999

Condensed Consolidated Statements of Cash Flows, continued

	Nine Months Ended
(in thousands)	August 31, 2024	August 31, 2023
Supplemental disclosure:
Cash paid for income taxes, net of refunds of $2,242 in 2024 and $924 in 2023	$15,865	$14,640
Cash paid for interest	$7,961	$17,630
Non-cash investing and financing activities:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$29,036	$23,077
Dividends declared and unpaid	$8,423	$8,354
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

Note 2: Cash and Cash Equivalents

A summary of our cash and cash equivalents at August 31, 2024 is as follows:

(in thousands)	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$116,673	$—	$—	$116,673
Money market funds	116,040	—	—	116,040
Total	$232,713	$—	$—	$232,713

A summary of our cash and cash equivalents at November 30, 2023 is as follows:

(in thousands)	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$126,958	$—	$—	$126,958

There were no debt securities by contractual maturity due after one year as of August 31, 2024.

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

The interest rate swap was designated as a cash flow hedge and the effectiveness of the hedge was assessed both at the onset of the hedge and at regular intervals throughout the life of the derivative. As the interest rate swap was highly effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative were included as a component of accumulated other comprehensive loss on our condensed consolidated balance sheets through the first quarter of fiscal year 2024.

On March 1, 2024, we repaid our variable rate debt in full and reclassified an unrealized gain of $0.6 million from accumulated other comprehensive loss to interest expense in our condensed consolidated statements of operations. The net amount of accumulated other comprehensive loss reclassified to interest expense during the nine months ended August 31, 2024 and August 31, 2023 was $1.5 million and $2.6 million, respectively.

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

	August 31, 2024		November 30, 2023
(in thousands)	Notional Value	Fair Value	Notional Value	Fair Value
Interest rate swap contracts designated as cash flow hedges	$—	$—	$103,125	$1,495

Forward Contracts

We use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on intercompany accounts receivable and loans receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries.

All forward contracts are recorded at fair value in other current assets, other assets, other accrued liabilities, or other noncurrent liabilities on the condensed consolidated balance sheets at the end of each reporting period and generally expire between thirty days and 3 years from the date the contract was entered. At August 31, 2024, $0.3 million, $0.1 million and $0.2 million was recorded in other current assets, other assets and other accrued liabilities, respectively, on our condensed consolidated balance sheets. At November 30, 2023, $2.5 million was recorded in other accrued liabilities on our condensed consolidated balance sheets.

In the three and nine months ended August 31, 2024, net realized and unrealized gains of $1.0 million and $0.3 million, respectively, from our forward contracts were recognized in foreign currency loss, net, on our condensed consolidated statements of operations. In the three and nine months ended August 31, 2023, net realized and unrealized gains of $1.1 million and $2.7 million, respectively, from our forward contracts were recognized in foreign currency loss, net, on our condensed consolidated statements of operations.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates:

	August 31, 2024		November 30, 2023
(in thousands)	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$82,340	$85	$102,229	$(2,526)
Forward contracts to purchase U.S. dollars	438	1	844	(4)
Total	$82,778	$86	$103,073	$(2,530)

Note 4: Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at August 31, 2024:

		Fair Value Measurements Using
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$116,040	$116,040	$—	$—
Foreign exchange derivatives	$86	$—	$86	$—

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at November 30, 2023:

		Fair Value Measurements Using
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets
Interest rate swap	$1,495	$—	$1,495	$—
Liabilities
Foreign exchange derivatives	$(2,530)	$—	$(2,530)	$—

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

Assets and Liabilities Not Carried at Fair Value

Fair Value of the Convertible Senior Notes

The following table details the fair value and carrying value of our Convertible Senior Notes due 2026 and 2030 (together referred to as “the Notes”):

	August 31, 2024		November 30, 2023
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible senior notes due 2026(1)	$356,416	$390,268	$354,772	$377,125
Convertible senior notes due 2030(2)	438,866	483,188	—	—
Total	$795,282	$873,456	$354,772	$377,125
(1) The carrying value of the convertible senior notes due 2026 (the "2026 Notes"), are reflected net of $3.6 million and $5.2 million of unamortized debt issuance costs as of August 31, 2024 and November 30, 2023, respectively.
(2) The carrying value of the convertible senior notes due 2030 (the "2030 Notes"), are reflected net of $11.1 million of unamortized debt issuance costs as of August 31, 2024.

The fair value of the Notes is based on quoted prices in an over-the-counter market on the last trading day of the reporting period and classified within Level 2 of the fair value hierarchy.

Fair Value of Other Financial Assets and Liabilities

The carrying amounts of other financial assets and liabilities including cash and cash equivalents, accounts receivable, unbilled accounts receivable, accounts payable, and accrued liabilities approximate their respective fair values due to their immediate or short-term maturities.

Note 5: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes:

	August 31, 2024			November 30, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$280,000	$(202,610)	$77,390	$280,000	$(181,045)	$98,955
Customer-related	458,608	(265,308)	193,300	458,608	(221,362)	237,246
Trademarks and trade names	50,111	(36,095)	14,016	50,111	(32,034)	18,077
Total	$788,719	$(504,013)	$284,706	$788,719	$(434,441)	$354,278

In the three and nine months ended August 31, 2024, amortization expense related to intangible assets was $20.1 million and $69.1 million, respectively. In the three and nine months ended August 31, 2023, amortization expense related to intangible assets was $25.7 million and $71.1 million, respectively.

Future amortization expense for intangible assets as of August 31, 2024, is as follows:

(in thousands)
Remainder of 2024	$19,947
2025	78,759
2026	69,314
2027	44,740
2028	33,157
Thereafter	38,789
Total	$284,706

Goodwill

Changes in the carrying amount of goodwill in the nine months ended August 31, 2024 are as follows:

(in thousands)
Balance, December 1, 2023	$832,101
Additions(1)	700
Translation adjustments	(53)
Balance, August 31, 2024	$832,748
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

(in thousands, except per share data)	Pro Forma Nine Months Ended August 31, 2023
Revenue	$556,319
Net income	$64,094
Net income per basic share	$1.48
Net income per diluted share	$1.44

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

Repurchase Rights

On or after March 5, 2027, and on or before the 60th scheduled trading day immediately before the maturity date, the Company may redeem for cash all or part of the 2030 Notes, subject to partial redemption limitation, at a repurchase price equal to the principal amount, plus accrued and unpaid interest, if the last reported sale price per share of the Company’s common stock exceeded 130% of the conversion price on (1) each of at least twenty trading days (whether or not consecutive) during any thirty consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides a redemption notice and (2) the trading day immediately before the date the Company sends such notice. Pursuant to the partial redemption limitation, the Company may not elect to redeem less than all of the outstanding 2030 Notes unless at least $100.0 million aggregate principal amount of 2030 Notes are outstanding and not subject to redemption as of the time it sends the related redemption notice.

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

	Three Months Ended	Nine Months Ended
(in thousands)	August 31, 2024	August 31, 2024
Contractual interest expense (3.5% coupon)	$3,938	$7,875
Amortization of debt discount and issuance costs(1)	450	896
	$4,388	$8,771

(1)Amortization based upon an effective interest rate of 4.0%.

Credit Facility

On March 7, 2024, the Company entered into an amended and restated credit agreement (the "Credit Agreement") with certain lenders, which provides a $900.0 million secured revolving credit facility ("revolving credit facility"). The revolving credit facility may be made available in U.S. Dollars and certain other currencies and may be increased, and new term loan commitments may be entered into, by up to an additional $260.0 million if the existing or additional lenders are willing to make such increased commitments. The revolving credit facility has sublimits for swing line loans up to $25.0 million and for the issuance of standby letters of credit in a face amount up to $25.0 million. We expect to use the revolving credit facility to fund our proposed acquisition of ShareFile and for general corporate purposes.

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

The credit facility matures on March 7, 2029. The revolving credit facility does not require amortization of principal. Revolving loans may be borrowed, repaid and reborrowed until the maturity date, at which time all amounts outstanding must be repaid. Accrued interest on the loans is payable quarterly in arrears. As of August 31, 2024, the revolving credit facility was undrawn.

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

Note 8: Common Stock Repurchases

In January 2023, our Board of Directors increased the share repurchase authorization by $150.0 million to an aggregate authorization of $228.0 million. In the three months ended August 31, 2024, we repurchased and retired 0.3 million shares for $14.3 million. In the three months ended August 31, 2023, we did not repurchase any shares of our common stock. In the nine months ended August 31, 2024 and August 31, 2023, we repurchased and retired 1.6 million shares for $86.8 million and 0.5 million shares for $30.0 million, respectively. As of August 31, 2024, there was $107.2 million remaining under the current authorization.

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

The following table provides the classification of stock-based compensation as reflected on our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(in thousands)	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
Cost of maintenance and services	$834	$797	$2,732	$2,146
Sales and marketing	2,169	1,763	6,939	5,027
Product development	3,199	3,065	10,255	9,112
General and administrative	4,356	4,447	15,085	13,826
Total stock-based compensation	$10,558	$10,072	$35,011	$30,111

Note 10: Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss during the nine months ended August 31, 2024:

(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Hedging Activity	Accumulated Other Comprehensive Loss
Balance, December 1, 2023	$(33,295)	$1,135	$(32,160)
Other comprehensive gain (loss) before reclassifications, net of tax	643	(689)	(46)
Amount of gain reclassified from accumulated other comprehensive loss into net income, net of tax	—	(446)	(446)
Balance, August 31, 2024	$(32,652)	$—	$(32,652)

The tax effect on accumulated unrealized gains (losses) on our hedging activity was minimal as of August 31, 2024 and was a tax provision of $0.4 million as of November 30, 2023.

Note 11: Revenue Recognition

Timing of Revenue Recognition

Our revenues are derived from licensing our products, and from related services, which consist of maintenance, hosting services, and consulting and education. Information relating to revenue from external customers by revenue type is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
Performance obligations transferred at a point in time:
Software licenses	$57,850	$50,544	$175,929	$164,519
Performance obligations transferred over time:
Maintenance	103,088	105,164	307,616	299,917
Services	17,748	19,284	54,903	53,033
Total revenue	$178,686	$174,992	$538,448	$517,469

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

	Three Months Ended		Nine Months Ended
(in thousands)	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
North America	$104,369	$101,923	$314,553	$306,483
EMEA	57,031	56,779	177,656	166,369
Latin America	5,363	6,318	14,630	15,297
Asia Pacific	11,923	9,972	31,609	29,320
Total revenue	$178,686	$174,992	$538,448	$517,469

No single customer, partner, or country outside the U.S. accounted for more than 10% of our total revenue for the three and nine months ended August 31, 2024 or August 31, 2023.

Contract Balances

Unbilled Receivables and Contract Assets

As of August 31, 2024, billing of our long-term unbilled receivables is expected to occur as follows:

(in thousands)
2025	$10,564
2026	20,507
2027	3,565
Total	$34,636

Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. We did not have any net contract assets as of August 31, 2024 or November 30, 2023.

Deferred Revenue

Deferred revenue expected to be recognized as revenue more than one year subsequent to the balance sheet date is included in long-term liabilities on the condensed consolidated balance sheets. Our deferred revenue balance is primarily made up of deferred maintenance.

The changes in net deferred revenue for the nine months ended August 31, 2024 were as follows:

(in thousands)
Balance, December 1, 2023	$295,036
Billings and other	528,796
Revenue recognized that was deferred in prior periods	(235,649)
Revenue recognized from current period arrangements	(302,799)
Balance, August 31, 2024	$285,384

As of August 31, 2024, transaction price allocated to remaining performance obligations was $346 million. We expect to recognize approximately 73% of the revenue within the next year and the remainder thereafter.

Deferred Contract Costs

Certain of our sales incentive programs meet the requirements to be capitalized. Depending upon the sales incentive program and the related revenue arrangement, such capitalized costs are amortized over the longer of (i) the product life, which is generally three to five years; or (ii) the term of the related revenue contract. We determined that a three to five year product life represents the period of benefit that we receive from these incremental costs based on both qualitative and quantitative factors, which include customer contracts, industry norms, and product upgrades. Total deferred contract costs were $6.1 million and $7.6 million as of August 31, 2024 and November 30, 2023, respectively, and are included in other current assets and other assets on our condensed consolidated balance sheets. Amortization of deferred contract costs is included in sales and marketing expense on our condensed consolidated statement of operations and was minimal in all periods presented.

Note 12: Restructuring Charges

The following table provides a summary of activity for our restructuring actions:

(in thousands)	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2023	$3,297	$1,890	$5,187
Costs incurred	2,904	404	3,308
Cash disbursements	(2,056)	(2,231)	(4,287)
Balance, August 31, 2024	$4,145	$63	$4,208

Costs incurred during the three and nine months ended August 31, 2024 are primarily related to a facility closure in connection with the restructuring action from the first fiscal quarter of 2023. We do not expect to incur additional material expenses as part of this action.

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

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
Net income	$28,464	$19,098	$67,291	$54,862
Weighted average shares outstanding	42,872	43,452	43,296	43,365
Basic earnings per common share	$0.66	$0.44	$1.55	$1.27

Diluted earnings per common share:
Net income	$28,464	$19,098	$67,291	$54,862
Weighted average shares outstanding	42,872	43,452	43,296	43,365
Effect of dilution from common stock equivalents	839	1,353	871	1,178
Effect of dilution from if-converted 2026 Notes	—	176	—	—
Diluted weighted average shares outstanding	43,711	44,981	44,167	44,543
Diluted earnings per share	$0.65	$0.42	$1.52	$1.23

We excluded stock awards representing approximately 560,000 and 849,000 shares of common stock from the calculation of diluted earnings per share in the three and nine months ended August 31, 2024, respectively, as these awards were anti-dilutive. We excluded stock awards representing approximately 252,000 and 286,000 shares of common stock from the calculation of diluted earnings per share in the three and nine months ended August 31, 2023, respectively, as these awards were anti-dilutive.

The dilutive impact of the Notes on our calculation of diluted earnings per share is considered using the if-converted method. However, because the principal amount of the Notes must be settled in cash, the dilutive impact of applying the if-converted method is limited to the in-the-money portion, if any, of the Notes. During the three and nine months ended August 31, 2024, we did not include the Notes in our diluted earnings per share calculation because the conversion feature in the Notes was out of the money.

For the three months ended August 31, 2023, the average daily closing price of the Company's common stock was greater than the conversion price for the 2026 Notes outstanding as of August 31, 2023. Therefore, for this period, the Company applied the if-converted method for calculating diluted earnings per common share. During the nine months ended August 31, 2023, the average daily closing price of the Company's common stock was less than the conversion price for the 2026 Notes. Therefore, for this period, the 2026 Notes had no impact on the computation of diluted earnings per common share.

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

Note 15: Cyber Related Matters

November 2022 Cyber Incident

Following the detection of irregular activity on certain portions of our corporate network, we engaged outside cybersecurity experts and other incident response professionals to conduct a forensic investigation and assess the extent and scope of the incident. We did not incur costs related to this incident during fiscal year 2024 and do not expect to incur additional costs as the investigation is closed. We did not incur any meaningful costs related to this cyber incident for the three months ended August 31, 2023. We incurred net expenses of $4.2 million related to this incident during the nine months ended August 31, 2023.

MOVEit Vulnerability

As previously reported, on the evening of May 28, 2023, we learned that our MOVEit Transfer (the on-premise version) and MOVEit Cloud (a cloud-hosted version of MOVEit Transfer) products were attacked via a “zero-day vulnerability” that could provide for unauthorized escalated privileges and access to the customer’s underlying environment (the “MOVEit Vulnerability”). A "zero-day vulnerability" is a vulnerability that has been publicly disclosed and/or exploited (e.g., by an independent researcher or threat actor) before the software vendor has an opportunity to patch it. We continue to monitor the impact of the MOVEit Vulnerability on our business, operations, and financial results. MOVEit Transfer and MOVEit Cloud represented less than 4% in aggregate of our revenue for the nine months ended August 31, 2024.

Litigation and Governmental Investigations Arising from the MOVEit Vulnerability

As previously reported, as a result of the MOVEit Vulnerability, we are party to certain class action lawsuits filed by individuals who claim to have been impacted by the exfiltration of data from the environments of our MOVEit Transfer customers, which the Judicial Panel on Multidistrict Litigation transferred to the District of Massachusetts for coordinated and consolidated proceedings (the "MDL"). The MDL also includes the previously disclosed subrogation claim (where an insurer is seeking recovery for expenses incurred on behalf of its insured in connection with the MOVEit Vulnerability).

Also as previously disclosed, we have also been cooperating with inquires and investigations from: (i) several domestic and foreign data privacy regulators (a number of which have been closed without regulatory action), (ii) several state attorneys general, and (iii) one formal investigation from a U.S. federal law enforcement agency (as of the date of the filing of the financial statements, this is not an enforcement action or formal governmental investigation of which we have been told that we are a target).

As previously disclosed, we received a subpoena from the Securities and Exchange Commission’s Division of Enforcement (the “SEC”) on October 2, 2023, as part of a fact-finding inquiry seeking various documents and information relating to the MOVEit Vulnerability. In a letter dated August 7, 2024, the SEC notified us that the Commission had concluded its investigation and did not intend to recommend an enforcement action against Progress (the “Termination Letter”). The Termination Letter was provided under the guidelines set out in the final paragraph of Securities Act Release No. 5310.

Expenses Incurred and Future Costs

For the three and nine months ended August 31, 2024, we incurred net costs of $0.9 million and $5.0 million, respectively, related to the MOVEit Vulnerability. The costs recognized are net of insurance recoveries of $0.6 million and $2.5 million for the three and nine months ended August 31, 2024, respectively. The timing of recognizing insurance recoveries may differ from the timing of recognizing the associated expenses.

We expect to continue to incur investigation, legal and professional services expenses associated with the MOVEit Vulnerability in future periods. We will recognize these expenses as services are received, net of insurance recoveries. While a loss from these matters is reasonably possible, we cannot reasonably estimate a range of possible losses at this time, particularly while the foregoing matters remain ongoing. Furthermore, with respect to the litigation, the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved. Also, each of the governmental inquiries and investigations mentioned above could result in adverse judgements, settlements, fines, penalties, or other resolutions, the amount, scope and timing of which could be material, but which we are currently unable to predict. Therefore, we have not recorded a loss contingency liability for the MOVEit Vulnerability as of August 31, 2024.

In addition, we may accelerate or make additional investments in our information technology systems, infrastructure, software products or networks following the MOVEit Vulnerability, however, we currently do not expect such amounts to be material to any fiscal period.

Insurance Coverage

During the period when the November 2022 cyber incident and the MOVEit Vulnerability occurred, we maintained $15.0 million of cybersecurity insurance coverage, which is expected to reduce our exposure to expenses and liabilities arising from these events. As of August 31, 2024, we have recorded approximately $7.5 million in insurance recoveries, of which $2.5 million was related to the November 2022 cyber incident and $5.0 million was related to the May 2023 MOVEit Vulnerability, providing us with approximately $7.5 million of additional cybersecurity insurance coverage under the applicable policy (which is subject to a $0.5 million retention per claim). We will pursue recoveries to the maximum extent available under our insurance policies.

Note 16: Subsequent Events

On September 9, 2024, we entered into a definitive agreement to acquire ShareFile from Cloud Software Group, Inc. for approximately $875 million in cash, subject to a $25 million working capital credit. The closing of the acquisition (the “Closing”) is expected to occur in the quarter ending November 30, 2024. The acquisition is expected to be funded with a combination of existing cash on hand and borrowings under our existing revolving credit facility. The acquisition will add product and service solutions to our capabilities with ShareFile’s SaaS-native, AI-powered document-centric collaboration and workflows, client portal, secure file sync and share and eSignature abilities.

Our Board of Directors has approved the suspension of Progress’ quarterly dividend in connection with the Closing and plans to redirect such capital toward the repayment of debt to increase liquidity for future M&A and for share repurchases.

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

Results of Operations

Revenue

	Three Months Ended		% Change
(in thousands)	August 31, 2024	August 31, 2023	As Reported	Constant Currency
Revenue	$178,686	$174,992	2%	2%

	Nine Months Ended		% Change
(in thousands)	August 31, 2024	August 31, 2023	As Reported	Constant Currency
Revenue	$538,448	$517,469	4%	4%

Total revenue slightly increased across multiple product offerings in the third quarter of fiscal year 2024 as compared to the same period last year. Compared to prior year, total revenue increased in the first nine months of fiscal year 2024 due to MarkLogic as the current period includes activity for the full nine months to date, whereas the prior period only included revenue from the acquisition in February 2023, or approximately seven months. These increases were slightly offset by a decrease in our DataDirect product offering as a result of the timing of renewals on multiyear subscription contracts.

Software License Revenue

	Three Months Ended		% Change
(in thousands)	August 31, 2024	August 31, 2023	As Reported	Constant Currency
Software licenses	$57,850	$50,544	14%	15%
As a percentage of total revenue	32%	29%

	Nine Months Ended		% Change
(in thousands)	August 31, 2024	August 31, 2023	As Reported	Constant Currency
Software licenses	$175,929	$164,519	7%	7%
As a percentage of total revenue	33%	32%

Software license revenue increased in the third quarter and first nine months of fiscal year 2024 as compared to the same periods last year. The increase in the third quarter was due to modest growth across multiple products. MarkLogic revenue is reflected in our results for the first nine months of fiscal year 2024, whereas the prior period only includes revenue from the date of acquisition.

Maintenance and Services Revenue

	Three Months Ended		% Change
(in thousands)	August 31, 2024	August 31, 2023	As Reported	Constant Currency
Maintenance	$103,088	$105,164	(2)%	(2)%
As a percentage of total revenue	58%	60%
Services	17,748	19,284	(8)%	(8)%
As a percentage of total revenue	10%	11%
Total maintenance and services revenue	$120,836	$124,448	(3)%	(3)%
As a percentage of total revenue	68%	71%

	Nine Months Ended		% Change
(in thousands)	August 31, 2024	August 31, 2023	As Reported	Constant Currency
Maintenance	$307,616	$299,917	3%	3%
As a percentage of total revenue	57%	58%
Services	54,903	53,033	4%	3%
As a percentage of total revenue	10%	10%
Total maintenance and services revenue	$362,519	$352,950	3%	3%
As a percentage of total revenue	67%	68%

Maintenance and services revenue slightly decreased across multiple products in the third quarter of fiscal year 2024 as compared to the same period last year. Maintenance and services revenue increased in the first nine months of fiscal year 2024 as compared to the same period last year due to our acquisition of MarkLogic.

Revenue by Region

	Three Months Ended		% Change
(in thousands)	August 31, 2024	August 31, 2023	As Reported	Constant Currency
North America	$104,369	$101,923	2%	2%
As a percentage of total revenue	58%	58%
Europe, the Middle East and Africa ("EMEA")	$57,031	$56,779	—%	1%
As a percentage of total revenue	32%	32%
Latin America	$5,363	$6,318	(15)%	(8)%
As a percentage of total revenue	3%	4%
Asia Pacific	$11,923	$9,972	20%	20%
As a percentage of total revenue	7%	6%

	Nine Months Ended		% Change
(in thousands)	August 31, 2024	August 31, 2023	As Reported	Constant Currency
North America	$314,553	$306,483	3%	3%
As a percentage of total revenue	58%	59%
Europe, the Middle East and Africa ("EMEA")	$177,656	$166,369	7%	6%
As a percentage of total revenue	33%	32%
Latin America	$14,630	$15,297	(4)%	(3)%
As a percentage of total revenue	3%	3%
Asia Pacific	$31,609	$29,320	8%	9%
As a percentage of total revenue	6%	6%

Total revenue generated in North America increased $2.4 million and increased $8.1 million in the third quarter and first nine months of fiscal year 2024, respectively. The increase in the first nine months of fiscal year 2024 in North America was primarily due to the timing of our acquisition of MarkLogic, as described above. Total revenue generated in EMEA remained relatively flat in the third quarter. Total revenue in EMEA increased by $11.3 million in the nine month period of fiscal year 2024 due to a slight increase across multiple product offerings. Total revenue in Latin America and Asia Pacific remained relatively flat in all periods presented.

In the first nine months of fiscal year 2024 revenue generated in markets outside North America represented 42% of total revenue and on an actual and constant currency basis. In the first nine months of fiscal year 2023 revenue generated in markets outside North America represented 41% of total revenue on an actual and a constant currency basis.

Cost of Software Licenses

	Three Months Ended				Nine Months Ended
(in thousands)	August 31, 2024	August 31, 2023	Change		August 31, 2024	August 31, 2023	Change
Cost of software licenses	$2,700	$2,732	$(32)	(1)%	$7,928	$7,998	$(70)	(1)%
As a percentage of software license revenue	5%	5%			5%	5%

Cost of software licenses consists primarily of costs of inventories, royalties, electronic software distribution, duplication, and packaging. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of Maintenance and Services

	Three Months Ended				Nine Months Ended
(in thousands)	August 31, 2024	August 31, 2023	Change		August 31, 2024	August 31, 2023	Change
Cost of maintenance and services	$20,057	$22,192	$(2,135)	(10)%	$64,452	$62,663	$1,789	3%
As a percentage of maintenance and services revenue	17%	18%			18%	18%
Components of cost of maintenance and services:
Personnel related costs	$15,503	$16,578	$(1,075)	(6)%	$49,317	$46,367	$2,950	6%
Contractors and outside services	2,764	3,650	(886)	(24)%	9,675	10,467	(792)	(8)%
Hosting and other	1,790	1,964	(174)	(9)%	5,460	5,829	(369)	(6)%
Total cost of maintenance and services	$20,057	$22,192	$(2,135)	(10)%	$64,452	$62,663	$1,789	3%

Cost of maintenance and services consists primarily of costs of providing customer support, consulting, and education. The decrease in the third quarter of fiscal year 2024 was primarily due to decreased personnel related costs and contractor and outside services costs. The increase in first nine months of fiscal year 2024 is due to increased personnel related costs resulting from our acquisition of MarkLogic.

Amortization of Intangibles

	Three Months Ended			Nine Months Ended
(in thousands)	August 31, 2024	August 31, 2023	% Change	August 31, 2024	August 31, 2023	% Change
Amortization of intangibles	$6,307	$7,995	(21)%	$21,564	$22,253	(3)%
As a percentage of total revenue	4%	5%		4%	4%

Amortization of intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. The decrease in the third quarter of fiscal year 2024 is due to certain intangible assets becoming fully amortized in the second quarter of fiscal year 2024. The year over year decrease in the first nine months of fiscal year 2024 is due certain intangible assets becoming fully amortized in the period, offset by the acquisition of MarkLogic.

Gross Profit

	Three Months Ended			Nine Months Ended
(in thousands)	August 31, 2024	August 31, 2023	% Change	August 31, 2024	August 31, 2023	% Change
Gross profit	$149,622	$142,073	5%	$444,504	$424,555	5%
As a percentage of total revenue	84%	81%		83%	82%

Our gross profit increased slightly in the third quarter of fiscal year 2024 as compared to the same period last year due to the increases in revenue and the decreases in costs of software licenses, costs of maintenance and services, and the amortization of intangibles, each as described above. Our gross profit increased in the first nine months of fiscal year 2024 as compared to the same period last year due to the increase in revenue and the decrease in amortization of intangibles, offset by the increases in costs of maintenance and services, each as described above.

Sales and Marketing

	Three Months Ended				Nine Months Ended
(in thousands)	August 31, 2024	August 31, 2023	Change		August 31, 2024	August 31, 2023	Change
Sales and marketing	$37,141	$38,612	$(1,471)	(4)%	$114,141	$112,513	$1,628	1%
As a percentage of total revenue	21%	22%			21%	22%
Components of sales and marketing:
Personnel related costs	$32,774	$33,919	$(1,145)	(3)%	$99,108	$98,243	$865	1%
Contractors and outside services	928	785	143	18%	2,358	2,990	(632)	(21)%
Marketing programs and other	3,439	3,908	(469)	(12)%	12,675	11,280	1,395	12%
Total sales and marketing	$37,141	$38,612	$(1,471)	(4)%	$114,141	$112,513	$1,628	1%

Sales and marketing expenses decreased in the third quarter of fiscal year 2024 primarily due to decreased personnel related costs as a result of lower headcount. Sales and marketing expenses increased in the first nine months of fiscal year 2024 primarily due to increased personnel related costs associated with our acquisition of MarkLogic, as well as increases in marketing and sales events costs, partially offset by decreases in contractors and outside services costs.

Product Development

	Three Months Ended				Nine Months Ended
(in thousands)	August 31, 2024	August 31, 2023	Change		August 31, 2024	August 31, 2023	Change
Product development costs	$34,720	$33,138	$1,582	5%	$105,143	$98,396	$6,747	7%
As a percentage of total revenue	19%	19%			20%	19%
Components of product development costs:
Personnel related costs	$32,952	$31,528	$1,424	5%	$100,700	$94,647	$6,053	6%
Contractors and outside services	1,503	1,376	127	9%	3,746	3,166	580	18%
Other product development costs	265	234	31	13%	697	583	114	20%
Total product development costs	$34,720	$33,138	$1,582	5%	$105,143	$98,396	$6,747	7%

Product development expenses increased in the third quarter of fiscal year 2024 as compared to the same period in the prior year primarily due to increased personnel related costs. Product development expenses increased in the first nine months of fiscal year 2024 primarily due to increased personnel related costs associated with our acquisition of MarkLogic, as well as an increase in contractors and outside services costs.

General and Administrative

	Three Months Ended				Nine Months Ended
(in thousands)	August 31, 2024	August 31, 2023	Change		August 31, 2024	August 31, 2023	Change
General and administrative	$20,503	$20,791	$(288)	(1)%	$63,830	$61,046	$2,784	5%
As a percentage of total revenue	11%	12%			12%	12%
Components of general and administrative:
Personnel related costs	$16,925	$15,871	$1,054	7%	$52,852	$49,146	$3,706	8%
Contractors and outside services	2,772	3,592	(820)	(23)%	7,949	9,271	(1,322)	(14)%
Other general and administrative costs	806	1,328	(522)	(39)%	3,029	2,629	400	15%
Total cost of general and administrative	$20,503	$20,791	$(288)	(1)%	$63,830	$61,046	$2,784	5%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses remained relatively flat during the third quarter of fiscal year 2024 compared to the same period in the prior year. General and administrative expenses increased in the first nine months of fiscal year 2024 primarily due to higher personnel costs and other general and administrative costs. These increases were offset by decreases in contractors and outside services costs.

Amortization of Intangibles

	Three Months Ended			Nine Months Ended
(in thousands)	August 31, 2024	August 31, 2023	% Change	August 31, 2024	August 31, 2023	% Change
Amortization of intangibles	$13,810	$17,668	(22)%	$47,515	$48,825	(3)%
As a percentage of total revenue	8%	10%		9%	9%

Amortization of intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. The decrease in the third quarter of fiscal year 2024 is due to certain intangible assets becoming fully amortized in the second quarter of fiscal year 2024. Amortization of intangibles decreased in the first nine months of fiscal year 2024 due to certain intangible assets becoming fully amortized in the period, offset by the addition of MarkLogic intangible assets, as discussed above.

Cyber Incident and Vulnerability Response Expenses, Net

	Three Months Ended			Nine Months Ended
(in thousands)	August 31, 2024	August 31, 2023	% Change	August 31, 2024	August 31, 2023	% Change
Cyber incident and vulnerability response expenses, net	$927	$951	(3)%	$4,950	$5,126	(3)%
As a percentage of total revenue	1%	1%		1%	1%

As previously disclosed, following (i) the detection of irregular activity on certain portions of our corporate network that was disclosed on December 19, 2022, and (ii) the discovery of the MOVEit Vulnerability that was disclosed on June 5, 2023, in each instance, we engaged outside cybersecurity experts and other incident response professionals to conduct a forensic investigation and assess the extent and scope of these matters. Cyber incident and MOVEit Vulnerability costs relate to the engagement of external cybersecurity experts and other incident response professionals and are net of received and expected insurance recoveries. We did not incur costs related to the November 2022 cyber incident during fiscal year 2024 and do not expect to incur additional costs as the investigation is closed. Please refer to Note 15: Cyber Related Matters for additional details and updates regarding the MOVEit Vulnerability.

Restructuring Expenses

	Three Months Ended			Nine Months Ended
(in thousands)	August 31, 2024	August 31, 2023	% Change	August 31, 2024	August 31, 2023	% Change
Restructuring expenses	$308	$843	(63)%	$3,308	$6,230	(47)%
As a percentage of total revenue	—%	—%		1%	1%

Restructuring expenses recorded in the first nine months of fiscal year 2024 primarily relate to a facility closure in connection with the restructuring action related to the MarkLogic acquisition. Restructuring expenses recorded in the first nine months of fiscal year 2023 relate to headcount reduction from the same action.

Acquisition-Related Expenses

	Three Months Ended			Nine Months Ended
(in thousands)	August 31, 2024	August 31, 2023	% Change	August 31, 2024	August 31, 2023	% Change
Acquisition-related expenses	$1,864	$699	167%	$3,114	$4,433	(30)%
As a percentage of total revenue	1%	—%		1%	1%

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs consist of professional service fees, including third-party legal and valuation-related fees. Acquisition-related expenses in the third quarter of fiscal year 2024 were primarily related to our pursuit of ShareFile. Acquisition-related expenses in the first nine months of fiscal year 2024 were primarily related to our pursuit of ShareFile and other acquisition opportunities. Acquisition-related expenses in the same periods of fiscal year 2023 were primarily related to our acquisition of MarkLogic.

Income from Operations

	Three Months Ended			Nine Months Ended
(in thousands)	August 31, 2024	August 31, 2023	% Change	August 31, 2024	August 31, 2023	% Change
Income from operations	$40,349	$29,371	37%	$102,503	$87,986	16%
As a percentage of total revenue	23%	17%		19%	17%

Income from operations increased in the third quarter of fiscal year 2024 due to increased revenue and decreases in costs of revenue and operating expenses, as shown above. Income from operations increased in the first nine months of fiscal year 2024 due to an increase in revenue, partially offset by fluctuations in costs of revenue and operating expenses, as shown above.

Other (Expense) Income

	Three Months Ended			Nine Months Ended
(in thousands)	August 31, 2024	August 31, 2023	% Change	August 31, 2024	August 31, 2023	% Change
Interest expense	$(6,765)	$(8,532)	(21)%	$(21,116)	$(22,894)	(8)%
Interest income and other, net	1,896	788	141%	3,448	1,895	82%
Foreign currency loss, net	(1,201)	(675)	78%	(2,821)	(1,502)	88%
Total other expense, net	$(6,070)	$(8,419)	(28)%	$(20,489)	$(22,501)	(9)%
As a percentage of total revenue	(3)%	(5)%		(4)%	(4)%

Other expense, net, decreased in the third quarter of fiscal year 2024 due to lower interest rates as a result of our debt refinancing in the second quarter of fiscal year 2024, in which we issued the 2030 Notes and entered into an amended and restated credit facility. Please refer to Note 7: Debt for further discussion. Interest income and other, net, was higher in fiscal year 2024, resulting from higher interest rates on our invested cash balance. Foreign currency loss increased year over year due to rate volatility and timing of intercompany and hedge settlement activities.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
(in thousands)	August 31, 2024	August 31, 2023	% Change	August 31, 2024	August 31, 2023	% Change
Provision for income taxes	$5,815	$1,854	214%	$14,723	$10,623	39%
As a percentage of income before income taxes	17%	9%		18%	16%

Our effective tax rate was 17% and 9% in the third fiscal quarter of 2024 and 2023, respectively. The primary reason for the increase in the effective rate was due to discrete tax benefits in the third fiscal quarter of 2023 related to stock-based compensation and the impacts of Notice 2023-55, which was issued by the Internal Revenue Service during July 2023 and provided temporary relief for taxpayers in determining whether a foreign tax is eligible for a foreign tax credit under Sections 901 and 903 of the Internal Revenue Code. There were no significant discrete tax items in the third fiscal quarter of 2024.

Net Income

	Three Months Ended			Nine Months Ended
(in thousands)	August 31, 2024	August 31, 2023	% Change	August 31, 2024	August 31, 2023	% Change
Net income	$28,464	$19,098	49%	$67,291	$54,862	23%
As a percentage of total revenue	16%	11%		12%	11%

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

Our ARR was $582.0 million and $581.0 million as of August 31, 2024 and August 31, 2023, respectively, which is relatively flat year-over-year.

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

Our net retention rates have generally ranged between 99% and 101% for all periods presented. Our high net retention rates illustrate our predictable and durable top line performance.

Liquidity and Capital Resources

Cash and Cash Equivalents

(in thousands)	August 31, 2024	November 30, 2023
Cash and cash equivalents	$232,713	$126,958

The increase in cash and cash equivalents of $105.8 million from the end of fiscal year 2023 was due to proceeds from the issuance of convertible senior notes of $396.5 million (net of purchases of capped calls in connection with the convertible notes offering of $42.2 million and issuance costs of $11.2 million), cash inflows from operations of $191.8 million, $6.8 million in cash received from the issuance of common stock, and the effect of exchange rates on cash of $1.5 million. We refinanced our debt by issuing the convertible senior notes and used the proceeds to pay off the outstanding balance of the term loan and revolving line of credit under our previous credit agreement. As such, the cash inflows described above were offset by cash outflows of $261.3 million to pay off the balance of the term loan, $110.0 million to pay off the revolving line of credit, repurchases of common stock of $86.8 million, dividend payments of $23.8 million, payment of debt issuance costs of $6.8 million, and purchases of property and equipment of $2.3 million. Except as described below, there are no limitations on our ability to access our cash and cash equivalents.

As of August 31, 2024, $77.2 million of our cash and cash equivalents was held by our foreign subsidiaries. Foreign cash includes unremitted foreign earnings, which are invested indefinitely outside of the U.S. As such, the foreign cash is not available to fund our domestic operations. If we were to repatriate these earnings, we may be subject to income tax withholding in certain tax jurisdictions and a portion of the repatriated earnings may be subject to U.S. income tax. However, we do not anticipate that this would have a material adverse impact on our liquidity.

Share Repurchase Program

In January 2023, our Board of Directors increased our share repurchase authorization by $150 million, to an aggregate authorization of $228.0 million. In the three months ended August 31, 2024, we repurchased and retired 0.3 million shares for $14.3 million. In the three months ended August 31, 2023, we did not repurchase any shares of our common stock. In the nine months ended August 31, 2024 and August 31, 2023, we repurchased and retired 1.6 million shares for $86.8 million and 0.5 million shares for $30.0 million, respectively. The shares were repurchased in both periods as part of our Board of Directors authorized share repurchase program. As of August 31, 2024, there was $107.2 million remaining under the current authorization.

Dividends

As announced on September 9, 2024, Progress’ Board of Directors approved the suspension of Progress’ quarterly dividend in connection with the ShareFile acquisition and plans to redirect such capital toward the repayment of debt to increase liquidity for future M&A and for share repurchases, both of which are prioritized in our capital allocation policy.

Restructuring Activities

See Note 12: Restructuring Charges to the condensed consolidated financial statements.

Long-term Debt and Credit Facility

See Note 7: Debt to the condensed consolidated financial statements.

Cash Flows From Operating Activities

	Nine Months Ended
(in thousands)	August 31, 2024	August 31, 2023
Net income	$67,291	$54,862
Non-cash reconciling items included in net income	107,579	96,452
Changes in operating assets and liabilities	16,973	(10,555)
Net cash flows from operating activities	$191,843	$140,759

In the first nine months of fiscal year 2024, operating cash flows increased due to higher billings and collections, and lower interest rates as a result of our debt refinancing in the second quarter of fiscal year 2024. Our gross accounts receivable as of August 31, 2024, decreased by $38.2 million from the end of fiscal year 2023. Our days sales outstanding (DSO) in accounts receivable decreased to 45 days in the third fiscal quarter of 2024 from 49 days in the third fiscal quarter of 2023 due to the timing of billings and collections.

Cash Flows Used in Investing Activities

	Nine Months Ended
(in thousands)	August 31, 2024	August 31, 2023
Net investment activity	$—	$438
Purchases of property and equipment	(2,328)	(3,181)
Payments for acquisitions, net of cash acquired	—	(355,250)
Net cash flows used in investing activities	$(2,328)	$(357,993)

Net cash outflows and inflows of our net investment activity are generally a result of the timing of our purchases and maturities of securities, which are classified as cash equivalents or short-term securities. In the first nine months of fiscal year 2024, we purchased $2.3 million of property and equipment. In the first nine months of fiscal year 2023 we also had payments for acquisitions net of cash acquired of $355.3 million, and $3.2 million of purchases of property and equipment.

Cash Flows (Used in) From Financing Activities

	Nine Months Ended
(in thousands)	August 31, 2024	August 31, 2023
Proceeds from stock-based compensation plans	$17,474	$20,373
Repurchases of common stock	(86,777)	(30,000)
Proceeds from issuance of senior convertible notes, net of issuance costs of $11,200	438,750	—
Purchase of capped calls	(42,210)	—
Proceeds from the issuance of debt	—	195,000
Repayment of revolving line of credit	(110,000)	(55,000)
Principal payment on term loan	(261,250)	(5,157)
Dividend payments to stockholders	(23,814)	(23,669)
Other financing activities	(10,627)	(8,101)
Payment of credit facility debt issuance costs	(6,821)	—
Net cash flows (used in) from financing activities	$(85,275)	$93,446

Our financing activities are significantly impacted by non-recurring financing transactions, including those detailed above and as explained in Note 7 to the condensed consolidated financial statements. Further, we repurchased $86.8 million of our common stock under our share repurchase plan compared to $30.0 million in the same period of the prior year. Finally, we made dividend payments of $23.8 million to our stockholders during the first nine months of fiscal year 2024 and $23.7 million in the first nine months of fiscal year 2023. As noted above, the Board of Directors has announced a suspension of future dividends.

Liquidity Outlook

Cash from operations in fiscal year 2024 could be affected by various risks and uncertainties, including, but not limited to, the effects of various risks detailed in Part I, Item 1A. Risk Factors in our 2023 Annual Report, including increased disruption and volatility in capital markets and credit markets that could adversely affect our liquidity and capital resources in the future. However, based on our current business plan, we believe that existing cash balances, together with funds generated from operations and amounts available under our revolving credit facility, will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months, including funding our proposed acquisition of ShareFile with a combination of existing cash on hand and borrowings under our existing revolving credit facility. We do not contemplate a need for any foreign repatriation of the earnings which are deemed invested indefinitely outside of the U.S. Our foreseeable cash needs include capital expenditures, acquisitions, debt repayments, share repurchases, lease commitments, restructuring obligations and other long-term obligations.

Legal and Other Regulatory Matters

MOVEit Vulnerability

As previously reported, on the evening of May 28, 2023, we learned that our MOVEit Transfer (the on-premise version) and MOVEit Cloud (a cloud-hosted version of MOVEit Transfer) products were attacked via a “zero-day vulnerability” that could provide for unauthorized escalated privileges and access to the customer’s underlying environment (the “MOVEit Vulnerability”). A "zero-day vulnerability" is a vulnerability that has been publicly disclosed and/or exploited (e.g., by an independent researcher or threat actor) before the software vendor has an opportunity to patch it. We continue to monitor the impact of the MOVEit Vulnerability on our business, operations, and financial results. MOVEit Transfer and MOVEit Cloud represented less than 4% in aggregate of our revenue for the nine months ended August 31, 2024.

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

Recent Accounting Pronouncements

Refer to Note 1: Basis of Presentation (Part I, Item 1 of this Form 10-Q) for further discussion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the first nine months of fiscal year 2024, with the exception of repayments on our revolving line of credit and changes to our debt as described in Note 7: Debt, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our 2023 Annual Report, for a more complete discussion of the market risks we encounter.

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

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended August 31, 2024 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

Information related to the repurchases of our common stock by month in the third quarter of fiscal year 2024 is as follows:

(in thousands, except per share and share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
Period
June 2024	287,478	$49.82	287,478	$107,220
July 2024	—	—	—	107,220
August 2024	—	—	—	107,220
Total	287,478	$49.82	287,478	$107,220

(1)On January 10, 2023, our Board of Directors increased the share repurchase authorization by 150.0 million, to an aggregate authorization of $228.0 million. As of August 31, 2024, there was $107.2 million remaining under this authorization.

Item 5. Other Information

(c) Insider Adoption or Termination of Trading Arrangements

During the third quarter of fiscal year 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name and Title	Character of Trading Arrangement[1]	Date Adopted	Duration[2]	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement
Anthony Folger EVP & Chief Financial Officer	Rule 10b5-1 Trading Arrangement	July 17, 2024	July 31, 2025	Up to 26,009[3]
Domenic LoCoco SVP, Chief Accounting Officer	Rule 10b5-1 Trading Arrangement	July 29, 2024	November 30, 2025	8,185[4]
Ian Pitt EVP & Chief Information Officer	Rule 10b5-1 Trading Arrangement	July 24, 2024	October 31, 2025	Up to 12,623[5]
Sundar Subramanian EVP & GM, Infrastructure Management	Rule 10b5-1 Trading Arrangement	July 24, 2024	November 30, 2025	2,816

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

3. Includes: (i) 3,768 shares of our common stock; (ii) all common stock, net of shares withheld to cover tax withholding obligations, to be issued upon the anticipated vesting of 7,241 Restricted Stock Units (“RSUs”); (iii) up to 5,000 shares of common stock, net of shares withheld to cover tax withholding obligations, to be issued upon the anticipated vesting of a maximum of 44,954 Performance Stock Units (“PSUs”); and (iv) 10,000 employee stock options expected to be exercised via same-day sale.

4. Includes: (i) 1,000 shares of our common stock; and (ii) 7,185 employee stock options expected to be exercised via same-day sale.

5. Includes: (i) all common stock, net of shares withheld to cover tax withholding obligations, to be issued upon the anticipated vesting of 5,879 RSUs; and (ii) 50% of the common stock, net of shares withheld to cover tax withholding obligations, to be issued upon the anticipated vesting of a maximum of 13,488 PSUs.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

2.1***	Asset Purchase Agreement, dated as of September 9, 2024, by and between Cloud Software Group, Inc. and Progress Software Corporation

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Yogesh K. Gupta

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Anthony Folger

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101*	The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended August 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of August 31, 2024 and November 30, 2023; (ii) Condensed Consolidated Statements of Income for the three and nine months ended August 31, 2024 and 2023; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2024 and 2023; (iv) Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended August 31, 2024 and 2023; (v) Condensed Consolidated Statements of Cash Flows for the three and nine months ended August 31, 2024 and 2023; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
***	Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on September 9, 2024

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	October 8, 2024	/s/ YOGESH K. GUPTA
Yogesh K. Gupta
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	October 8, 2024	/s/ ANTHONY FOLGER
Anthony Folger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	October 8, 2024	/s/ DOMENIC LOCOCO
Domenic LoCoco
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)