Form 10-K
period 2024-11-30
PROGRESS SOFTWARE CORP /MA
filed 2025-01-21
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______to_______.

Commission File Number: 0-19417

PROGRESS SOFTWARE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-2746201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Wayside Road, Suite 400, Burlington, Massachusetts	01803
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (781) 280-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	PRGS	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.             Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                         Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                                     Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of May 31, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $2,148,000,000.

As of January 14, 2025, there were 43,369,671 common shares outstanding.

Documents Incorporated By Reference
The registrant incorporates by reference portions of its definitive Proxy Statement with respect to its 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

PROGRESS SOFTWARE CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2024

CAUTIONARY STATEMENTS

This Form 10-K, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain information that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended; Section 21E of the Securities Exchange Act of 1934, as amended; and the Private Securities Litigation Reform Act of 1995. Whenever we use words such as "believe," "may," "could," "would," "might," "should," "expect," "intend," "plan," "estimate," "target," "anticipate" and negatives and derivatives of these or similar expressions, or when we make statements concerning future financial results, product offerings or other events that have not yet occurred, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but are not guaranteed to occur and may not occur. Actual future results may differ materially from those contained in or implied by our forward-looking statements due to various factors. Such factors are more fully described in Part I, Item 1A of this Form 10-K under the heading "Risk Factors". Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure you that we have identified all possible issues that we might face. We undertake no obligation to update any forward-looking statements that we make.

PART I

Item 1. Business

Overview

Progress Software Corporation ("Progress," the "Company," "we," "us," or "our") provides software products that enable our customers to develop, deploy and manage responsible AI-powered applications and digital experiences. We operate in North America, Latin America, Europe, the Middle East and Africa ("EMEA"), and Asia and Australia ("Asia Pacific"), through local subsidiaries as well as independent distributors.

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

We are pursuing a total growth strategy driven by accretive acquisitions of businesses and products that meet our strict strategic, financial, and operating criteria, which help to further our goal of providing stockholder returns. In April 2019, we acquired Ipswitch; in October 2020, we acquired Chef Software; in November 2021, we acquired Kemp Technologies; in February 2023, we acquired MarkLogic; and in October 2024, we acquired ShareFile.

Our capital allocation policy emphasizes accretive M&A, which we believe allows us to expand our business and drive significant stockholder returns. We also utilize share repurchases to return capital to stockholders. We currently intend to continue to repurchase our shares in sufficient quantities to offset dilution from our equity plans and may elect to conduct additional repurchases based on market conditions and other factors.

Our Products

In recent years, our total growth strategy, described above, has resulted in the expansion of our product portfolio. Described below are the leading products in our portfolio.

Progress Chef: DevOps/DevSecOps automation software to achieve secure, continuous delivery of critical applications and infrastructure.

Progress Corticon: Decision automation platform to transform user experiences by streamlining and automating complex business rules using AI—without having to code.

Progress DataDirect: Secure data connectivity tools for Relational, NoSQL, Big Data and SaaS data sources.

Progress Developer Tools: The comprehensive software development tooling collection including .NET and JavaScript UI components for web, desktop and mobile applications, AI-prompt components, reporting and report management tools and automated testing and mocking tools.

Progress Flowmon: AI-powered network security and visibility product with automated response across hybrid cloud ecosystems.

Progress Kemp LoadMaster: Flexible application delivery and security product offering cloud-native, virtual and hardware load balancers.

Progress MarkLogic: Data agility platform to securely connect data and metadata, create and interpret meaning, and consume high-quality contextualized data across the enterprise software system.

Progress MOVEit: Managed file transfer software for managing and controlling the movement of sensitive files, providing the ability to secure them both at-rest and in-transit, and meeting strict compliance requirements.

Progress OpenEdge: An application development platform for running business-critical applications needing high-performance, high availability and flexible deployment options for extensibility, scalability, security and performance.

Progress Semaphore: Semantic AI platform that transforms data into meaningful insights, empowering organizations to leverage Retrieval Augmented Generation (RAG) for accurate, contextually relevant Gen AI responses, manage knowledge models, and to automatically extract and classify meaning from both structured and unstructured data.

Progress ShareFile: SaaS-native AI-powered document centric collaboration platform that includes workflow automation, client portals, file synchronization and sharing and integrated eSignature.

Progress Sitefinity: Digital experience platform foundation, delivering intelligent, AI-powered, ROI-driving tools for marketers and an extensible platform for developers to create engaging, cross-channel digital experiences.

Progress WhatsUp Gold: Network infrastructure monitoring software providing complete visibility of all network devices, servers, virtual machines, cloud and wireless environments to find and fix network problems.

Product Development

We believe that the features and performance of our products are competitive with those of other available digital experience and infrastructure software products and that none of the current versions of our products are approaching obsolescence. However, we have invested, and expect to continue to invest in new product development and enhancements of our current products to maintain our competitive position. Our primary development offices are located in Sofia, Bulgaria; Brno, Czech Republic; Bengaluru, India; Hyderabad, India; Limerick, Ireland; Alpharetta, Georgia; Burlington, Massachusetts; Madison, Wisconsin; Morrisville, North Carolina and Raleigh, North Carolina.

Customers

We sell our products globally through several channels: directly to end users and various indirect sales channels. Sales of our products through our direct sales force have historically been to business managers or IT managers in corporations and governmental agencies. We also target developers who create business applications, from individuals to teams, within enterprises of all sizes.

Nearly half of our worldwide revenue is realized through relationships with indirect channel partners, principally independent software vendors ("ISVs"), original equipment manufacturers ("OEMs"), distributors and value-added resellers ("VARs"). We use distributors and resellers, both internationally and domestically, in certain locations where we do not have a direct presence or where it is more economically or contractually feasible for us to do so.

Independent Software Vendors

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

Value Added Resellers, Systems Integrators and Distributors

We enter into arrangements with VARs in which the VARs add features or services to our product, then resell it as an integrated product or complete "turn-key" solution. Systems integrators typically have expertise in vertical or functional markets: they may resell our products by bundling them with their broader service offerings or refer sales opportunities to our direct sales force. Distributors resell our products, services and support within their territories.

No single customer or partner has accounted for more than 10% of our total revenue in any of our last three fiscal years.

Sales and Marketing

Many of our products are sold as perpetual licenses, but certain products also use term licensing models, and our cloud-based offerings use a subscription-based model. We sell our products through our direct sales force and indirect channel partners. Our sales and field marketing groups are organized primarily by geographic region (i.e., North America, EMEA, Latin America, and Asia Pacific). We believe this structure allows us to maintain direct contact with our customers and partners, while supporting their diverse market requirements. Our international operations provide focused local sales, support and marketing efforts and are able to respond directly to changes in local conditions.

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

Customer Support

Our customer support staff provides telephone, email and web-based support to end users, application developers and OEMs. Customers purchase maintenance services entitling them to software updates, technical support and technical bulletins. Maintenance is generally not required with those products sold under perpetual license agreements and is purchased at the customer's option. SaaS products are sold as a subscription that includes maintenance and support. We provide support to customers primarily through our main regional customer support centers in Sofia, Bulgaria; San Jose, Costa Rica; Brno, Czech Republic; Bengaluru, India; Hyderabad, India; Limerick, Ireland; Rotterdam, The Netherlands; Singapore; Alpharetta, Georgia; Burlington, Massachusetts; Madison, Wisconsin; Morrisville, North Carolina and Raleigh, North Carolina. Local technical support for specific products is provided in certain other countries as well.

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

We compete with multiple companies, some that have single or narrow solutions, and some that have a range of software solutions. Many companies offer platform-as-a-service, application development, data integration and other tools in conjunction with offerings such as customer relationship management, web services, operating systems, and relational database management systems. We compete with software vendors that offer their products under a proprietary software license model, and various other vendors that offer their solutions in an open-source licensing or freely available distribution model.

We do not believe that there is a dominant vendor in the markets in which we compete. However, some of our competitors have greater and/or more experienced financial, marketing or technical resources than we have, or may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than we are able. Increased competition could make it more difficult for us to maintain our revenue and market presence.

Intellectual Property

We rely on a combination of contractual provisions and copyright, patent, trademark and trade secret laws to protect our proprietary rights in our products. Except as described below with respect to our Chef products, we primarily distribute or offer our products as a service under software license agreements that grant customers a nonexclusive license to use our products, but contain terms and conditions prohibiting the unauthorized reproduction, use or transfer of our products. We generally offer our products through various models, including perpetual, term or subscription licensing models. Our cloud or SaaS offerings are generally provided under a subscription model. We also distribute products through various channel partners, including ISVs, OEMs and systems integrators.

We seek to protect the source code of our products as trade secrets and as unpublished copyrighted works. We hold numerous patents covering portions of our products. We also have several patent applications for product technologies. Where possible, we seek to obtain protection of our product names and service offerings through trademark registration and other similar procedures throughout the world. We also protect our trade secrets and other proprietary information through agreements with employees, consultants and channel partners.

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

We operate as one operating segment: software products for the development, deployment, and management of responsible, AI-powered applications and digital experiences. Our CODM evaluates financial information on a consolidated basis. As we operate as one operating segment, the required financial segment information can be found in the condensed consolidated financial statements. Refer to Note 14: Revenue Recognition and Note 18: Business Segments and International Operations to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for information by geographic area.

Human Capital

As of November 30, 2024, we had 2,815 employees worldwide, including 975 in sales and marketing, 503 in customer support and services, 1,055 in product development and 282 in administration.

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

To match the location and learning specifics of our people, we combine various channels for personal and technical development: on-demand online training including videos, webinars, classroom trainings, text-based resources, coaching, and more. We also believe strongly in fostering our employees’ personal growth and offer programs like tuition reimbursement.

Our efforts to recruit and retain a diverse and inclusive workforce include providing competitive compensation and benefit packages worldwide and ensuring we listen to our employees. To that end, we regularly survey our employees to obtain their views and assess employee satisfaction and engagement. We use the views expressed in the surveys to influence our people strategy and policies.

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

Risks Related to Our Ability to Grow Our Business

Technology and customer requirements evolve rapidly in our industry, and if we do not continue to develop or acquire new products and enhance our existing products in response to these changes, our business could be harmed. Ongoing enhancements to our product sets (both organically and through acquisitions) will be required to enable us to maintain our competitive position and the competitive position of our ISVs, distributors/resellers, and OEMs. We may not be successful in developing and marketing enhancements to our products on a timely basis, and any enhancements we develop may not adequately address the changing needs of the marketplace. Overlaying the risks associated with our existing products and enhancements are ongoing technological developments and rapid changes in customer and partner requirements. Our future success will depend upon our ability to develop, acquire and introduce new products in a timely manner that take advantage of technological advances and respond to new customer and partner requirements. We may not be successful in developing or acquiring new products incorporating new technology on a timely basis, and any new products we develop or acquire may not adequately address the changing needs of the marketplace or may not be accepted by the market. Failure to develop new products and product enhancements that meet market needs in a timely manner could have a material adverse effect on our business, financial condition and operating results.

We are substantially dependent on our OpenEdge products. We derive a significant portion of our revenue from software license and maintenance revenue attributable to our OpenEdge product set, which in fiscal year 2024 accounted for approximately 34% of our aggregate revenue on a consolidated basis. Accordingly, our future results depend on continued market acceptance of OpenEdge. If consumer demand declines, or new technologies emerge that are superior to, or are more responsive to customer requirements than OpenEdge, such that we are unable to maintain OpenEdge’s competitive position within its marketplace, our business, financial condition and operating results may be materially adversely affected.

The segments of the software industry in which we participate are intensely competitive, and our inability to compete effectively could harm our business. We experience significant competition from a variety of sources with respect to the marketing and distribution of our products. Many of our competitors have greater financial, marketing or technical resources than we do and may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than we can. Increased competition could make it more difficult for us to maintain our market presence or lead to downward pricing pressure. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to deliver products that better address the needs of our existing or prospective customers. Current and potential competitors may also be more successful than we are in having their products or technologies widely accepted. We may be unable to compete successfully against current and future competitors, and our failure to do so could have a material adverse effect on our business, prospects, financial condition and operating results.

The value of our Chef software assets may be limited by open source development and licensing practices. Our Chef offerings incorporate software components licensed to the general public under open source licenses. We obtain many components from software developed and released by contributors to independent open source components of our offerings. One of the characteristics of open source software is that the governing license terms generally allow liberal modifications of the code and distribution to a wide group of companies and/or individuals. As a result, the marketplace for new products is intensely competitive and characterized by low barriers to entry because others could develop new software products or services based upon those open source programs that compete with existing open source software that we support and incorporate into our Chef products. New competitors that develop their own open source software or hybrid proprietary and open source software offerings with technological, marketing or other competitive advantages may reduce the demand for and impose price pressure on our products, enabling them to rapidly acquire market share and limit the value of our software assets.

We intend to make additional acquisitions of businesses, products or technologies that involve additional risks, which could disrupt our business or harm our financial condition, results of operations or cash flows. A key element of our strategy includes the acquisition of businesses that offer complementary products, services and technologies, augment our revenues and cash flows, and meet our strict financial and other criteria. We may not be able to identify suitable acquisition opportunities or consummate any such transactions on favorable terms or at all. Even if an acquisition is successful, the integration of a new business involves a number of risks that could have a material adverse effect on our business, financial condition, operating results or cash flows, including:

•difficulties of assimilating the operations and personnel, products or systems of acquired companies;
•our potential inability to realize the value of the acquired assets relative to the price paid;
•distraction of our management from our ongoing businesses;
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
•the potential for deficiencies in internal controls at the acquired or combined business, including but not limited to with regard to any weaknesses or vulnerabilities in the acquired company’s cybersecurity controls;
•performance problems with the acquired business’s technology;
•exposure to unanticipated liabilities of the acquired business, including any cybersecurity issues;
•insufficient revenue to offset increased expenses associated with the acquisition; and
•adverse tax consequences.

In addition, if we fail to complete an announced acquisition, the market price of our common stock could fall to the extent such price reflects an assumption that such acquisition will be completed, and we may incur significant unrecoverable costs. Further, the failure to consummate an acquisition may result in negative publicity and adversely impact our relationships with our customers, vendors and employees. We may become subject to legal proceedings relating to the acquisition and the integration of acquired businesses may not be successful. Failure to manage and successfully integrate acquired businesses, achieve anticipated levels of profitability of the acquired business, improve margins of the acquired businesses and products, or realize other anticipated benefits of an acquisition could materially harm our business, operating results and margins.

If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings. We acquire other companies and intangible assets and may not realize all the economic benefit from those acquisitions, which could cause an impairment of goodwill or intangibles. We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may cause a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in the market price of our common stock and market capitalization, reduced future cash flow estimates, and slower growth rates in industry segments in which we participate. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, adversely affecting our results of operations.

Risks Related to the Operation of Our Business

Our international operations expose us to additional risks, and changes in global economic and political conditions could adversely affect our international operations, our revenue and our net income. Approximately 41% of our total fiscal 2024 revenue was generated from sales outside North America. Political and/or financial instability, oil price shocks and armed conflict in various regions of the world, including, but not limited to, Russia/Ukraine conflict and the armed conflicts involving Israel, can lead to economic uncertainty and may adversely impact our business. Political instability may lead to significant, continuing volatility in global stock markets and currency exchange rate fluctuations. If customers’ buying patterns, decision-making processes, timing of expected deliveries and timing of new projects unfavorably change due to economic or political conditions, there would be a material adverse effect on our business, financial condition and operating results.

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

In addition, our business has been, and could in the future be, adversely affected by regional or global health crises. A significant outbreak of contagious diseases, other adverse public health developments, or the fear of such events that results in a widespread health crisis could adversely affect global supply chains and the economies and financial markets of many countries. Any prolonged economic disruption could affect demand for our products and services and adversely impact our business, financial condition and results of operations.

If our security measures are breached, our products and services may be perceived as not being secure, customers may curtail or stop using our products and services, and we may incur significant legal and financial exposure, including but not limited to from loss of customer or company data, loss of customers or otherwise. Our products and services involve the storage and transmission of our customers’ proprietary information and may be vulnerable to unauthorized access, computer viruses, cyber-attacks, distributed denial of service attacks and other disruptive problems. Individual and groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states, continuously undertake attacks that pose threats to our customers and our software products, and we have experienced cybersecurity incidents in which such actors have gained unauthorized access to our IT systems and data, including customer systems and data. For example, as disclosed on December 19, 2022, following the detection of irregular activity on certain portions of our corporate network, we engaged outside cybersecurity experts and other incident response professionals to conduct a forensic investigation and assess the extent and scope of the cyber incident (the "November 2022 Cyber Incident"). During the investigation, we and our external advisors uncovered evidence of unauthorized access to our corporate network, including evidence that certain company data had been exfiltrated. As demonstrated by the November 2022 Cyber Incident, due to the actions of outside parties, employee error, malfeasance, or otherwise, an unauthorized party may obtain access to our data or our customers’ data, which could result in its theft, destruction, corruption or misappropriation and thus legal and financial exposure. Security risks in recent years have increased significantly given the increased sophistication and activities of hackers, organized crime, including state-sponsored organizations and nation-states, and other outside parties. Cyber threats are continuously evolving, increasing the difficulty of defending against them. Increased risks of such attacks and disruptions also exist due to the Russian invasion of Ukraine beginning in February 2022. While we have implemented security procedures and controls aimed at addressing these threats, our security measures could be compromised, could prove to be inadequate or could fail. Any security breach or unauthorized access could result in significant legal and financial exposure, increased costs to defend litigation, indemnity and other contractual obligations, government fines and penalties, damage to our reputation and our brand, and a loss of confidence in the security of our products and services that could potentially have an adverse effect on our business and results of operations. Breaches of our network could disrupt our internal systems and business applications, including services provided to our customers. Additionally, data breaches could compromise technical and proprietary information, harming our competitive position. We may need to spend significant capital or allocate significant resources to protect against the threat of security breaches or to address security related concerns. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose customers. In addition, our insurance coverage may not be adequate to cover all costs related to cybersecurity incidents and the disruptions resulting from such events.

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

As previously disclosed, on the evening of May 28, 2023, we learned that our MOVEit Transfer (the on-premise version) and MOVEit Cloud (a cloud-hosted version of MOVEit Transfer) products were attacked via a "zero-day vulnerability" that could provide for unauthorized escalated privileges and access to the customer’s underlying environment (the "MOVEit Vulnerability"). A "zero-day vulnerability" is a vulnerability that has been publicly disclosed and/or exploited (e.g., by an independent researcher or threat actor) before the software vendor has an opportunity to patch it. We continue to monitor the impact of the MOVEit Vulnerability on our business, operations, and financial results. MOVEit Transfer and MOVEit Cloud represented less than 4% in aggregate of our revenue for the fiscal year ended November 30, 2024.

As a result of the MOVEit Vulnerability, we are party to certain class action lawsuits filed by individuals who claim to have been impacted by the exfiltration of data from the environments of our MOVEit Transfer customers, which the Judicial Panel on Multidistrict Litigation transferred to the District of Massachusetts for coordinated and consolidated proceedings (the "MDL"). The MDL has also consolidated the previously disclosed insurance subrogation claim (where an insurer is seeking recovery for expenses incurred on behalf of its insured in connection with the MOVEit Vulnerability) and, as of the date of this filing, one customer cross-claim.

We have also been cooperating with inquires and investigations from: (i) several domestic and foreign data privacy regulators (as of the date of this filing, we have assisted with all inquiries and investigations, a number of which have been formally closed without regulatory action), (ii) several state attorneys general (as of the date of this filing, we have assisted with all inquiries and investigations, and are not aware of any enforcement or regulatory actions directed against Progress), (iii) a U.S. federal law enforcement agency (as of the date of this filing, we have assisted with all inquiries under this investigation and this is not an enforcement action or formal governmental investigation targeting Progress), and (iv) on December 21, 2023, we received a preservation notice from the Federal Trade Commission (the "FTC"), but have not otherwise received a request for information, nor is Progress aware of any formal FTC investigation.

In addition to the above, and as disclosed in prior filings, we received a subpoena from the SEC’s Division of Enforcement on October 2, 2023, as part of a fact-finding inquiry seeking various documents and information relating to the MOVEit Vulnerability. In a letter dated August 7, 2024, the SEC notified us that it had concluded its investigation and did not intend to recommend an enforcement action against us (the "Termination Letter"). The Termination Letter was provided under the guidelines set out in the final paragraph of Securities Act Release No. 5310.

Our financial liability arising from any of the foregoing will depend on many factors, including the progression of the MDL; therefore, we are unable at this time to estimate the quantitative impact of any such liability with any reasonable degree of certainty. As our litigation response continues, we will continue to assess the potential impact of the MOVEit Vulnerability on our business, operations, and financial results.

The claims and investigations described above may have an adverse effect on how we operate our business and our results of operations, and in the future, we may be subject to additional governmental or regulatory investigations, as well as additional litigation or indemnification claims related to the MOVEit Vulnerability. Following the discovery of the MOVEit Vulnerability and the various remedial actions previously described, we have discovered and patched additional vulnerabilities within the MOVEit Transfer and MOVEit Cloud platforms. While we are currently not aware of any evidence that these additional vulnerabilities were exploited by malicious threat actors, we cannot guarantee that we have or will uncover and/or address all vulnerabilities within the MOVEit platform or any of our other products prior to exploitation by threat actors.

Our business could be damaged, and we could be subject to liability, in the event of any unauthorized access to our data or our customers’ data, including through privacy and data security breach. The use of certain of our products, including MOVEit Cloud and ShareFile, involves the transmission or storage of third-party data in our environment, some of which may be considered personally identifiable, confidential, or sensitive. In the ordinary course of business, we face security threats from malicious threat actors that could obtain unauthorized access to our systems, infrastructure, products, and networks. We anticipate that these threats will continue to grow in scope and complexity over time, particularly as we acquire new products and a larger proportion of our revenues derive from products that transmit or store sensitive data.

While we endeavor to continue mitigating security risks for our products, malicious threat actors might use techniques to exploit other zero-day vulnerabilities or use other means that we are unable to defend against, in order to compromise and infiltrate our systems, infrastructure, networks, and products, including, but not limited to, MOVEit, ShareFile or other products.

While we devote significant resources to cyber security related matters in the operation of our business, we may fail to detect the existence of a breach and be unable to prevent unauthorized access to user and company content across our systems, infrastructure, products, and networks. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often not recognized until launched against a target. They may originate from less regulated or remote areas around the world, or from state-sponsored actors. If our security measures are breached, we may suffer reputational damage, our products may be perceived as insecure, and we may lose existing customers or fail to attract and retain new customers.

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

A failure of our information technology systems, including a cyber incident, could have a material adverse effect on our business. We rely on our technology infrastructure, and the technology infrastructure of third parties, for many functions, including selling our products, supporting our ISVs and other third-party channels, fulfilling orders and billing, and collecting and making payments. This technology infrastructure may be vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist attacks, the outbreak of wars or other armed conflicts, the escalation of hostilities, geopolitical tensions or trade wars, acts of terrorism or "acts of God," particularly involving geographies in which we or third parties on whom we depend have operations, computer intrusions or other similar cyber intrusions, vulnerabilities and viruses, software errors, computer denial-of-service attacks and other similar events. A significant number of the systems making up this infrastructure are not redundant, and our disaster recovery planning may not be sufficient for every eventuality. This technology infrastructure may fail or be vulnerable to damage or interruption because of actions by third parties or employee error or malfeasance. In addition, depending upon the severity of any such actions, we may not carry business interruption insurance sufficient to protect us from all losses that may result from interruptions in our services as a result of such technology infrastructure failures or provide us with the ability to cover all contingencies. Any interruption in the availability of our websites and on-line interactions with customers or partners may cause a reduction in customer or partner satisfaction levels, which in turn could cause additional claims, reduced revenue or loss of customers or partners. Despite any precautions we may take, these problems could result in, among other consequences, a loss, destruction, corruption or misappropriation of company or customer data, loss of confidence in the stability and reliability of our offerings, damage to our reputation, and legal liability, all of which may adversely affect our business, financial condition, operating results and cash flows.

Integration of artificial intelligence into our product offerings and our use of artificial intelligence in our operations could result in reputational or competitive harm, legal liability, and other adverse effects on our business. We have integrated, and plan to further integrate, artificial intelligence (“AI”) capabilities into certain components of product offerings, and we use and expect to increase the use of AI in our operations. Such integration and use of AI may become more important in our product offerings and operations over time. These AI-related initiatives, whether successful or not, could cause us to incur substantial costs and could result in delays in our software release cadence. Our competitors or other third parties may incorporate AI into their products or operations more quickly or more successfully than we do, which could impair our ability to compete effectively. Additionally, AI algorithms may be flawed and datasets underlying AI algorithms may be insufficient or contain biased information. If the AI tools integrated into our products or that we use in our operations produce analyses or recommendations that are or are alleged to be deficient, inaccurate, or biased, our reputation, business, financial condition, and results of operations may be adversely affected.

Other companies have experienced cybersecurity incidents that implicate confidential and proprietary company data and/or the personal data of end users of AI applications integrated into their software offerings or used in their operations. If we were to experience a cybersecurity incident related to the integration of AI capabilities into our product offerings or our use of AI applications in our operations, our business and results of operations could be adversely affected. AI also presents various emerging legal, regulatory and ethical issues, and the incorporation of AI into our product offerings and our use of AI applications in our operations could require us to expend significant resources in developing, testing and maintaining our product offerings and may cause us to experience brand, reputational, or competitive harm, or incur legal liability. On October 30, 2023, the Biden administration issued an Executive Order to, among other things, establish extensive new standards for AI safety and security. Other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. These restrictions may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to change our product offerings or business practices, or prevent or limit our use of AI.

Catastrophic events, including but not limited to cyber events, may disrupt our business. We rely on our network infrastructure and enterprise applications, internal technology systems and website for our development, marketing, operations, support and sales activities. In addition, we rely on third-party hosted services, and we do not control the operation of third-party data center facilities, which increases our vulnerability. A disruption, infiltration or failure of these systems or third-party hosted services in the event of a major earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunction, pandemic, cyber-attack or other similar interruption to our business, war, terrorist attack or other catastrophic event that our disaster recovery plans do not adequately address, could cause system interruptions, reputational harm, loss of intellectual property, delays in our product development, lengthy interruptions in our services, breaches of data security and loss, destruction, misappropriation or corruption of critical company or customer data. A catastrophic event that results in the loss, destruction, misappropriation, corruption or disruption of any of our data, our customers’ data or our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected, and the adverse effects of any such catastrophic event would be exacerbated if experienced at the same time as another unexpected and adverse event.

We also depend on third-party service providers to provide the data centers and other infrastructure necessary to certain of our products. Any disruption in the services provided by these third parties or any failure to renew the services could adversely affect the performance of products or result in a loss of user content, resulting in harm to our business and reputation. Customers rely on certain of our products to transfer or process their content. The infrastructure on which our products rely may not be adequately designed with sufficient reliability and redundancy to avoid performance delays or outages and/or may not be scalable to meet increasing user demands. If our products are unavailable when users attempt to access them, or if the products do not load or perform as quickly as users expect, they may decrease or discontinue their use of our products, which could be harmful to our business, results of operations, and financial condition. Our third-party service providers along with their datacenters and other facilities are also vulnerable to damage or interruption from human error, intentional bad acts, security breaches and other catastrophic events, any of which could disrupt the availability of our products and/or compromise or destroy user content, which could be harmful to our business, results of operations, and financial condition.

Adverse developments in our relationships with sales channel partners could harm our revenues and results of operations. We recognize a substantial portion of our revenue from sales made through third parties, including our ISVs, distributors/resellers, and OEMs, and our future results depend in large part upon our continued successful distribution of our products through these channels. The activities of these third parties are not within our direct control. Our failure to manage our relationships with these third parties effectively could impair the success of our sales, marketing and support activities. A reduction in the sales efforts, technical capabilities or financial viability of these parties, a misalignment of interest between us and them, or a termination of our relationship with a major ISV, distributor/reseller, or OEM could have an adverse effect on our sales and financial results. Any adverse effect on any of our ISV's, distributors'/resellers', or OEMs’ businesses related to competition, pricing and other factors could also have a material adverse effect on our business, financial condition and operating results.

Our customers and partners may seek refunds, delay implementation timelines, delay payment, fail to pay us in accordance with the terms of their agreements, decline renewals or upgrades, or reduce or terminate use of our products, all of which can have an adverse effect on us. Customers and partners may not renew or reduce their use of our products due to various factors, such as dissatisfaction with our products (including features, user experience, or support), pricing, no longer having a need for our products, the availability of competitive products, or the impact of macroeconomic trends or catastrophic events. Our business depends on our ability to retain and expand relationships with customers, and any decline in renewals or failure to expand business relationships with customers consistent with our past experience could adversely affect our future results of operations. Moreover, if customers or partners seek refunds, delay implementation of our products, delay payment, fail to pay us under the terms of our agreements, or terminate use of our products, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our contracts (including litigation related thereto).

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

We have relationships with third parties to provide, develop, and create applications that integrate with certain of our products, and our business could be harmed if we are unable to continue these relationships. We use software and services licensed and procured from third parties. We may need to obtain additional licenses and services from third parties to utilize the intellectual property and technology associated with the development of our products, which might not be available to us on acceptable terms, or at all. Any loss of the right to use any software or services required for the development and maintenance of our products could harm our business. Any errors or defects in third-party software or services could result in errors or a failure of our products, which could harm our business, results of operations, and financial condition.

Certain of our products depend on interoperability with various devices, operating systems, and third-party applications that we do not control. An important feature of many of our products is their compatibility with a wide range of devices, operating systems, and third-party applications. Such products depend on accessibility across these third-party systems and applications, which are constantly evolving and usually outside of our control. We may not always be able to modify our products to ensure compatibility with these third-party services following their updates and upgrades. If we cannot ensure compatibility, our business, results of operations, and financial condition could be adversely affected.

Risks Related to Laws and Regulations

We are subject to risks associated with compliance with laws and regulations globally, which may harm our business. We are a global company subject to varied and complex laws, regulations and customs, both domestically and internationally. These laws and regulations relate to many core aspects of our business, including data privacy or related privacy practices, AI, corporate governance, securities regulations, anti-trust and competition, anti-corruption, sanctions and trade protection, and import and export control. The application of these laws and regulations to our business is often unclear and may at times conflict on a domestic or international basis. For example, data privacy and AI regulations are evolving rapidly in many jurisdictions, often with extremely punitive penalties. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenue and profitability. Non-compliance could also result in fines, damages, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation.

Our business practices with respect to the collection, use and management of personal information could give rise to operational interruption, liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to consumer privacy and data protection. As regulatory focus on privacy issues continues to increase and worldwide laws and regulations concerning the handling of personal information expand and become more complex, potential risks related to data collection and use within our business will intensify. For example, the regulatory environment applicable to the handling of the European Economic Area ("EEA") residents' personal data, which is governed by the General Data Protection Regulation of 2018 ("GDPR") and/or respectively the national data protection laws of United Kingdom, Switzerland, and other countries in which we operate, may cause us to assume additional liabilities, obligations or incur additional costs, and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by the competent data protection authorities relating to personal data transfers to us and by us from the EEA and other jurisdictions which have country specific data transfer requirements. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and adversely affect our business, operating results and financial condition.

In addition, governmental entities in the U.S. and other countries have enacted or are considering enacting legislation or regulations or may in the near future interpret existing legislation or regulations, in a manner that could significantly impact our ability and the ability of our customers and data partners to collect, augment, analyze, use, transfer and share personal and other information that is integral to certain business functions. For example, U.S. states like Texas and Oregon enacted data privacy laws that took effect in 2024, both of which expanded the consumer's privacy rights and the obligations to the organizations doing business in those states. Other U.S. state legislatures have also implemented varying privacy laws and regulations, or are considering implementing legislation that we expect to become effective in the near term. Moreover, several privacy bills are under congressional review at the U.S. federal level.

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

We could be subject to claims that we infringe intellectual property rights of others, which could harm our business, financial condition, and results of operations. Third parties could assert infringement claims in the future with respect to our products and technology, and such claims might be successful. Litigation relating to any such claims could result in substantial costs and diversion of resources, whether or not we ultimately prevail on the merits. Any such litigation could also result in our being prohibited from selling one or more of our products, unanticipated royalty payments, reluctance by potential customers to purchase our products, or liability to our customers and could have a material adverse effect on our business, financial condition, and operating results.

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

Risks Related to Financial Performance or General Economic Conditions

Weakness in the U.S. and international economies may result in fewer sales of our products and may otherwise harm our business. We are subject to risks arising from adverse changes in global economic conditions, especially those in the U.S., Europe and Latin America. If global economic conditions weaken, credit markets tighten and/or financial markets become unstable, customers may delay, reduce or forego technology purchases, both directly and through our ISVs, resellers/distributors and OEMs. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. Further, deteriorating economic conditions could adversely affect our customers and their ability to pay amounts owed to us (see Our customers and partners may seek refunds, delay implementation timelines, delay payment, fail to pay us in accordance with the terms of their agreements, decline renewals or upgrades, or reduce or terminate use of our products, all of which can have an adverse effect on us). If the U.S. and other international economies experience inflationary pressures, our expenses (including the cost of labor) may increase, credit and securities markets may be adversely affected, and customer demand for our products and their ability to make payments may be impacted. Any of these events would likely harm our business, financial condition, and results of operations.

We are currently operating in a period of economic uncertainty and capital markets disruption due to various geopolitical and macro-economic factors, which may materially adversely affect our business, financial condition, and results of operations. The overall macro global economy, including ongoing military conflicts in Ukraine and the Middle East, and increasing tensions between the U.S. and China, remain unpredictable and has already led to market disruptions, including volatile capital markets, higher interest rates and debt capital costs, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, as well as supply chain disruptions and increases in costs of certain raw materials and transportation, which have in turn contributed to global inflationary pressures. Prolonged unrest, military activities, or broad-based sanctions could have a material adverse effect on our operations and business outlook. Given our meaningful reliance on revenue generated outside of North America (which constituted 41% of our total revenue in fiscal 2024) and our reliance on revenue generated in EMEA (which constituted 33% of our total revenue in fiscal 2024), disruption of commercial activities in these regions may materially adversely affect our financial condition and results of operations. Although we cannot predict what the impacts may be, our global operations and reliance on interconnected technology increase the risk to our operations.

Fluctuations in foreign currency exchange rates or interest rates have had, and could continue to have, an adverse impact on our financial condition and results of operations. Changes in the value of foreign currencies relative to the U.S. dollar and related changes in interest rates have adversely affected our results of operations and financial position and could continue to do so. In recent periods, as the value of the U.S. dollar has strengthened in comparison to certain foreign currencies (particularly in EMEA), our reported international revenue has been reduced because foreign currencies translate into fewer U.S. dollars. As approximately one-third of our revenue is denominated in foreign currencies, these exchange rate fluctuations have impacted, and we expect will continue to impact, our revenue results. Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 for additional information. We seek to reduce our exposure to fluctuations in exchange rates by entering into foreign exchange forward contracts to hedge certain actual and forecasted transactions of selected currencies (mainly in Europe, Brazil, India and Australia); however, our currency hedging transactions may not be effective in reducing the adverse impact of fluctuations in foreign currency exchange rates. Further, as geopolitical volatility around the world increases, there is increasing risk of the imposition of exchange or price controls, or other restrictions on the conversion of foreign currencies, which could have a material adverse effect on our business, financial condition and operating results.

Revenue forecasting is uncertain, and the failure to meet our forecasts could result in a decline in the market price of our common stock. Our revenues, particularly new software license revenues or economic impacts from M&A activities, are difficult to forecast. We use a pipeline system to forecast revenues and trends in our business. Our pipeline estimates may prove to be unreliable either in a particular quarter or over a longer period of time, in part because the conversion rate of the pipeline into contracts can be difficult to estimate and requires management judgment. A variation in the conversion rate could cause us to plan or budget incorrectly and result in a material adverse impact on our business or our planned results of operations. Furthermore, most of our expenses are relatively fixed, including costs of personnel and facilities. Thus, an unexpected reduction in our revenue, or failure to achieve the anticipated rate of growth or realize synergies from M&A activity, would have a material adverse effect on our profitability. If our operating results do not meet our publicly stated guidance or the expectations of investors or analysts, the market price of our common stock may decline.

Our revenue and quarterly results may fluctuate, which could adversely affect the market price of our common stock. We have experienced, and may in the future experience, significant fluctuations in our quarterly operating results that may be caused by many factors. These factors include:

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

The market price of our common stock, like that of other technology companies, is volatile and is subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates by securities analysts or other events or factors. The market price of our common stock may also be affected by broader market trends unrelated to our performance. As a result, purchasers of our common stock may be unable at any given time to sell their shares at or above the price they paid for them.

Changes in accounting principles and guidance, or their interpretation or implementation, may materially adversely affect our reported results of operations or financial position. We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") These principles are subject to interpretation by the SEC and various bodies formed to create and interpret appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a significant effect on our reported results, as well as our processes and related controls.

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

In addition, our future effective tax rates could be favorably or unfavorably affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws including Pillar Two legislation adopted as part of the Organization for Economic Cooperation and Development (“OECD”) inclusion Framework, which established a global minimum corporate tax rate of 15% for certain multinational enterprises, or the interpretation of such laws. Such changes could have a material adverse impact on our financial results.

Risks Related to our Indebtedness and Convertible Senior Notes

Our indebtedness and liabilities could limit the cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations. As of November 30, 2024, we had approximately $1.5 billion of consolidated indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant adverse consequences for our security holders and our business, results of operations and financial condition by, among other things:

•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing;
•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business;
•diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of our Convertible Senior Notes with an aggregate principal amount of $360 million, due April 15, 2026, and an aggregate principal amount of $450 million, due March 1, 2030 (together, the "Notes"); and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

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

We are required to comply with certain financial and operating covenants under our Credit Facility and to make scheduled debt payments as they become due; any failure to comply with those covenants or to make scheduled payments could cause amounts borrowed under the facility to become immediately due and payable or prevent us from borrowing under the facility. In March 2024, we entered into a Fourth Amended and Restated Credit Agreement (the "Credit Agreement"), which provides for a $900.0 million secured revolving credit facility (which may be increased if the existing or additional lenders are willing to make such increased commitments) (the "Credit Facility"). This Credit Facility matures in March 2029, at which time any amounts outstanding will be due and payable in full. We may wish to borrow additional amounts under the facility in the future to support our operations, including for strategic acquisitions and share repurchases.

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

The capped call transactions may affect the market price of our common stock. In connection with the issuance of the Notes, we entered into capped call transactions with certain financial institutions ("option counterparties"). The capped call transactions are generally expected to reduce the potential dilution to our common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/

or offset subject to a cap. From time to time, the option counterparties that are parties to the capped call transactions or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes. This activity could cause a decrease in the market price of our common stock.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results. Noteholders may require us to repurchase their Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, all conversions of Notes will be settled partially or entirely in cash. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the Notes or pay the cash amounts due upon conversion. Our failure to repurchase Notes or to pay the cash amounts due upon conversion when required will constitute a default under the indenture governing the terms of the Notes. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. If the repayment of such other indebtedness were to be accelerated after any applicable notice or grace periods, then we may not have sufficient funds to repay that indebtedness and repurchase the Notes or make cash payments upon their conversion.

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

Item 1C. Cybersecurity

Risk Management and Strategy

We maintain a comprehensive cybersecurity program and continuously assess our approach against industry best practices. Our focus on cybersecurity risk management, including risk identification, analysis, and response, centers on the following areas:

•Enterprise security: We reference industry-accepted control frameworks, compliance regulations, privacy requirements and best practices.
•Product security: Our development teams participate in regular training and adopt industry best practices to enhance the security of our product portfolio.
•Threat landscape analysis: We continuously assess emerging threat vectors and the evolving data privacy regulatory environment.
•Incident response: We continuously monitor the threat landscape and our systems in coordination with an external monitoring firm and regularly test our incident response preparedness.

We actively participate in the cybersecurity community to stay current regarding best practices and continuously improve our security awareness posture. Our employees are engaged in security and privacy awareness training to enhance the protection of our systems and data. In addition, we incorporate data and privacy protection education in our customer engagement through ongoing resources, such as best practices content and security consultations. We also assess third-party service providers for cybersecurity risks at onboarding, refreshing as needed throughout our engagement.

We also engage third-party resources to assist in our cybersecurity program, including annual ISO 27001 assessments of our cybersecurity program, validation of our SOC2 controls’ operational effectiveness for certain products, and retaining leading cybersecurity experts as needed in response to cybersecurity incidents and for other consultative needs (e.g., due diligence of potential acquisitions).

Governance

Our multi-level cybersecurity governance and risk management structure begins with our management-level Enterprise Risk Management ("ERM") Committee, which consists of cross-functional management representatives throughout Progress. The ERM Committee receives detailed cybersecurity information from key security personnel, led by our Chief Information Security Officer ("CISO"), and reports to Progress’ Chief Executive Officer, Chief Financial Officer, Chief Information Officer, Chief Legal Officer, and other members of CEO Staff at least quarterly.

Our CISO has significant information technology experience, having served in various roles in information technology and information security for more than 20 years, including serving in various cybersecurity leadership roles within public and private companies. He holds an undergraduate degree in management and obtained CISO Executive Education Certification from Carnegie Mellon University. Cybersecurity leaders reporting to our CISO also have significant relevant experience and industry recognized certifications.

Our CISO has routinely reported to the Audit Committee of our Board of Directors at the Audit Committee’s regular quarterly meetings, or more frequently as needed. The Audit Committee's duties include, among other things, oversight of risks related to cybersecurity, as well as our broader ERM program. The Audit Committee communicates regularly with our full Board of Directors, which is ultimately responsible for overall risk oversight for Progress.

Additionally, our cybersecurity incident response plans require timely reporting to our Disclosure Committee ("DC") regarding any potentially material cybersecurity incidents. The DC is tasked with evaluating the materiality of any such incidents and is comprised of our Chief Executive Officer, Chief Financial Officer, and Chief Legal Officer, and supported by key leaders across the organization, including our Chief Information Officer and CISO.

Notwithstanding our commitments to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. Please see Item 1A. "Risk Factors" for a discussion of our cybersecurity risks.

Item 2. Properties

We lease our headquarters facility, which includes administrative, sales, support, marketing, product development and distribution functions, in one building totaling approximately 33,000 square feet in Burlington, Massachusetts.

We also maintain offices for administrative, sales, support, marketing, product development and/or distribution purposes in leased facilities in various other locations in North America, including Morrisville and Raleigh, North Carolina, Alpharetta, Georgia, Vienna, Virginia and outside North America, including Sofia, Bulgaria, Limerick, Ireland, Brno, Czech Republic, Bengaluru and Hyderabad, India, Singapore, Singapore and Rotterdam, the Netherlands. The terms of our leases generally range from one to fifteen years.

At the end of fiscal year 2021, we adopted an approach to work that gives our employees more flexibility to choose where to work. Depending on their role, this means that employees can choose their office location, as well as continue to work from home some or all the time. As of November 30, 2024, we have not terminated any significant lease arrangements. We believe our facilities are adequate for the conduct of our business.

Item 3. Legal Proceedings

Please refer to Note 19: Cyber Related Matters to our Consolidated Financial Statements included in Part II Item 8 of this Form 10-K for a discussion of legal proceedings related to the MOVEit Vulnerability.

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

As of December 31, 2024, our common stock was held by approximately 111 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Recent Sales of Unregistered Equity Securities and Use of Proceeds

All issuances of unregistered securities during fiscal year 2024, if any, have previously been disclosed in filings with the SEC.

Stock Repurchases and Dividends

Repurchases of our common stock by month in the fourth quarter of fiscal year 2024 were as follows:

(in thousands, except per share and share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Period
September 2024	—	$—	—	$107,220
October 2024	—	—	—	107,220
November 2024	—	—	—	107,220
Total	—	$—	—	$107,220

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

We have declared aggregate per share quarterly cash dividends totaling $0.53 for the year ended November 30, 2024 and $0.70 for the years ended November 30, 2023 and 2022. We paid aggregate cash dividends totaling $31.5 million, $31.6 million and $31.1 million for the years ended November 30, 2024, 2023 and 2022, respectively. During the fourth quarter of fiscal year 2024, our Board of Directors suspended our quarterly dividend in connection with the ShareFile acquisition and plans to redirect such capital toward the repayment of debt to increase liquidity for future M&A and for share repurchases, both of which are prioritized in our capital allocation policy.

Stock Performance Graph and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Computer Index for each of the last five fiscal years ended November 30, 2024, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends.

Comparison of 5 Year Cumulative Total Return(1)
Among Progress Software Corporation, the NASDAQ Composite Index and the
NASDAQ Computer Index

$450
$400
$350
$300
$250
$200
$150
$100
$50
11/19
11/20
11/21
11/22
11/23
11/24
PRGS
NASDAQ Composite
NASDAQ Computer

(1) $100 invested on November 30, 2019 in stock or index, including reinvestment of dividends.

November 30,	2019	2020	2021	2022	2023	2024
Progress Software Corporation	$100.00	$97.50	$117.80	$129.64	$130.95	$166.08
NASDAQ Composite	100.00	142.38	181.35	133.85	166.04	226.47
NASDAQ Computer	100.00	151.46	215.66	155.04	224.69	316.73

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand the results of operations and financial condition of Progress Software Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Financial Statements (Part II, Item 8 of this Form 10-K). This section generally discusses the results of our operations for the year ended November 30, 2024 compared to the year ended November 30, 2023. For a discussion of the year ended November 30, 2023 compared to the year ended November 30, 2022, please refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended November 30, 2023.

Forward-Looking Statements

Certain statements below about anticipated results and our products and markets are forward-looking statements that are based on our current plans and assumptions. Important information about the bases for these plans and assumptions and factors that may cause our actual results to differ materially from these statements is contained below and in Part I, Item 1A. "Risk Factors" of this Annual Report on Form 10-K.

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

Overview

Progress Software Corporation ("Progress," the "Company," "we," "us," or "our") provides software products that enable our customers to develop, deploy and manage responsible AI-powered applications and digital experiences.

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

We are pursuing a total growth strategy driven by accretive acquisitions of businesses and products that meet our strict strategic, financial, and operating criteria, which help to further our goal of providing stockholder returns. In April 2019, we acquired Ipswitch; in October 2020, we acquired Chef Software; in November 2021, we acquired Kemp Technologies; in February 2023, we acquired MarkLogic; and in October 2024, we acquired ShareFile.

Our capital allocation policy emphasizes accretive M&A, which we believe allows us to expand our business and drive significant stockholder returns. We also utilize share repurchases to return capital to stockholders. We currently intend to continue to repurchase our shares in sufficient quantities to offset dilution from our equity plans and may elect to conduct additional repurchases based on market conditions and other factors.

We expect to continue to pursue acquisitions meeting our financial criteria that are designed to expand our business and drive significant stockholder returns. As a result, our expected uses of cash could change, our cash position could be reduced, and we may incur additional debt obligations to the extent we complete additional acquisitions. However, we currently believe that existing cash balances, together with funds generated from operations and amounts available under our Credit Facility, will be sufficient to finance our operations and meet our foreseeable cash requirements, including stock repurchases to Progress stockholders, through at least the next twelve months.

Results of Operations

Business Development

On October 31, 2024, we acquired certain assets and liabilities that comprise the ShareFile Business ("ShareFile") from Cloud Software Group, Inc. and its subsidiaries ("Cloud") for an aggregate purchase price of $875.0 million in cash, subject to a $25.0 million working capital credit and certain customary adjustments. The transaction was funded through $730.0 million in borrowings under our existing $900.0 million revolving credit facility and cash on hand, resulting in a payment at closing of $852.7 million. As a result of this acquisition, we recorded $96.2 million of deferred revenue and $465.0 million of intangible assets, as further described in Note 7: Business Combinations. The Company expects to recognize additional services revenue, as well as increased amortization expense and interest expense, in future periods as a result of this acquisition.

Fiscal Year 2024 Compared to Fiscal Year 2023

Revenue

	Fiscal Year Ended		Percentage Change
(in thousands)	November 30, 2024	November 30, 2023	As Reported	Constant Currency
Revenue	$753,409	$694,439	8%	8%

The increase in revenue in fiscal year 2024 was driven by the acquisitions of MarkLogic and ShareFile, and growth in sales of our OpenEdge product offerings. MarkLogic was acquired in February 2023 and as a result, only contributed approximately ten months to our fiscal year 2023 results. ShareFile was acquired in November 2024 and its one-month contribution to our fiscal year 2024 results is $21.1 million.

Software License Revenue

	Fiscal Year Ended		Percentage Change
(in thousands)	November 30, 2024	November 30, 2023	As Reported	Constant Currency
License	$249,331	$220,789	13%	13%
As a percentage of total revenue	33%	32%

Software license revenue increased in fiscal year 2024 primarily due to the acquisition of MarkLogic, as well as increases in license sales in OpenEdge.

Maintenance and Services Revenue

	Fiscal Year Ended		Percentage Change
(in thousands)	November 30, 2024	November 30, 2023	As Reported	Constant Currency
Maintenance	$410,556	$401,501	2%	2%
As a percentage of total revenue	55%	58%
Services	$93,522	$72,149	30%	29%
As a percentage of total revenue	12%	10%
Total maintenance and services revenue	$504,078	$473,650	6%	6%
As a percentage of total revenue	67%	68%

Maintenance revenue increased in fiscal year 2024 primarily due to the acquisition of MarkLogic, as well as an increase in maintenance revenue from our OpenEdge product offerings. The increase in maintenance revenue was partially offset by a decrease in Kemp LoadMaster and Chef maintenance revenue. Services revenue increased primarily due to our acquisition of ShareFile.

Revenue by Region

	Fiscal Year Ended		Percentage Change
(in thousands)	November 30, 2024	November 30, 2023	As Reported	Constant Currency
North America	$446,995	$411,670	9%	9%
As a percentage of total revenue	59%	59%
EMEA	$245,287	$222,862	10%	9%
As a percentage of total revenue	33%	32%
Latin America	$20,305	$21,112	(4)%	—%
As a percentage of total revenue	3%	3%
Asia Pacific	$40,822	$38,795	5%	6%
As a percentage of total revenue	5%	6%

Total revenue generated in North America increased $35.3 million, and total revenue generated outside North America increased $23.6 million, in fiscal year 2024. The increases in North America and EMEA were primarily due to the acquisitions of MarkLogic and ShareFile, as well as growth in sales of our OpenEdge product offerings. Revenue from Latin America decreased slightly due to the negative impact of foreign exchange. Revenue from Asia Pacific increased due to contributions from multiple products.

Total revenue generated in markets outside North America represented 41% of total revenue in fiscal year 2024 and fiscal year 2023.

Cost of Software Licenses

	Fiscal Year Ended
(in thousands)	November 30, 2024	November 30, 2023	Change
Cost of software licenses	$10,942	$11,153	$(211)	(2)%
As a percentage of software license revenue	4%	5%

Cost of software licenses consists primarily of royalties, electronic software distribution, duplication, and packaging. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of Maintenance and Services

	Fiscal Year Ended
(in thousands)	November 30, 2024	November 30, 2023	Change
Cost of maintenance and services	$90,318	$85,255	$5,063	6%
As a percentage of maintenance and services revenue	18%	18%
Components of cost of maintenance and services:
Personnel Related Costs	$67,732	$63,471	$4,261	7%
Contractors and Outside Services	12,827	13,969	(1,142)	(8)%
Hosting and Other	9,759	7,815	1,944	25%
Total cost of maintenance and services	$90,318	$85,255	$5,063	6%

Cost of maintenance and services consists primarily of costs of hosting, personnel costs for providing customer support, consulting, and education. The increase year-over-year was primarily due to increased headcount and hosting costs resulting from our acquisitions of MarkLogic and ShareFile, partially offset by decreased contractors and outside services costs.

Amortization of Acquired Intangibles

	Fiscal Year Ended
(in thousands)	November 30, 2024	November 30, 2023	% Change
Amortization of acquired intangibles	$29,222	$30,169	(3)%
As a percentage of total revenue	4%	4%

Amortization of acquired intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. The year over year decrease was due to certain intangible assets becoming fully amortized in the second quarter of fiscal year 2024, partially offset by the addition of MarkLogic and ShareFile acquired intangibles.

Gross Profit

	Fiscal Year Ended
(in thousands)	November 30, 2024	November 30, 2023	% Change
Gross profit	$622,927	$567,862	10%
As a percentage of total revenue	83%	82%

Our gross profit increased primarily due to the increase in revenue, partially offset by the increase in costs of maintenance and services.

Sales and Marketing

	Fiscal Year Ended
(in thousands)	November 30, 2024	November 30, 2023	Change
Sales and marketing	$164,570	$156,076	$8,494	5%
As a percentage of total revenue	22%	22%
Components of sales and marketing:
Personnel related costs	$142,479	$134,820	$7,659	6%
Contractors and outside services	3,456	3,890	(434)	(11)%
Marketing programs and other	18,635	17,366	1,269	7%
Total sales and marketing	$164,570	$156,076	$8,494	5%

Sales and marketing expenses increased in fiscal year 2024 due to increased personnel related, marketing, and sales events costs associated with our acquisitions of MarkLogic and ShareFile, partially offset by decreases in contractors and outside services costs.

Product Development

	Fiscal Year Ended
(in thousands)	November 30, 2024	November 30, 2023	Change
Product development	$146,342	$132,401	$13,941	11%
As a percentage of total revenue	19%	19%
Components of product development costs:
Personnel related costs	$139,646	$126,680	$12,966	10%
Contractors and outside services	5,651	4,743	908	19%
Other product development costs	1,045	978	67	7%
Total product developments costs	$146,342	$132,401	$13,941	11%

Product development expenses increased in fiscal year 2024 primarily due to increased personnel related costs associated with our acquisitions of MarkLogic and ShareFile, as well as an increase in contractors and outside services costs.

General and Administrative

	Fiscal Year Ended
(in thousands)	November 30, 2024	November 30, 2023	Change
General and administrative	$89,518	$83,157	$6,361	8%
As a percentage of total revenue	12%	12%
Components of general and administrative:
Personnel Related Costs	$72,911	$65,858	$7,053	11%
Contractors and Outside Services	12,186	12,888	(702)	(5)%
Other general and administrative costs	4,421	4,411	10	—%
Total cost of general and administrative	$89,518	$83,157	$6,361	8%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased in fiscal year 2024 primarily due to higher personnel related costs associated with our acquisitions of MarkLogic and ShareFile, partially offset by a decrease in contractors and outside services costs.

Amortization of Intangibles

	Fiscal Year Ended
(in thousands)	November 30, 2024	November 30, 2023	% Change
Amortization of intangibles	$65,290	$66,430	(2)%
As a percentage of total revenue	9%	10%

Amortization of intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. The year over year decrease was due to certain intangible assets becoming fully amortized in the second quarter of fiscal year 2024, partially offset by the addition of MarkLogic and ShareFile acquired intangibles.

Restructuring Expenses

	Fiscal Year Ended
(in thousands)	November 30, 2024	November 30, 2023	% Change
Restructuring expenses	$10,454	$8,407	24%
As a percentage of total revenue	1%	1%

Restructuring expenses recorded in fiscal year 2024 primarily relate to headcount reductions in connection with the restructuring action related to the ShareFile acquisition in November 2024 and to a facility closure in connection with the restructuring action related to the MarkLogic acquisition. See Note 15: Restructuring to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional details, including types of expenses incurred and the timing of future expenses and cash payments.

Acquisition-Related Expenses

	Fiscal Year Ended
(in thousands)	November 30, 2024	November 30, 2023	% Change
Acquisition-related expenses	$17,109	$4,704	264%
As a percentage of total revenue	2%	1%

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs primarily consist of professional services fees, including third-party legal and valuation-related fees, as well as retention fees. Acquisition-related expenses in fiscal year 2024 were primarily related to the acquisition of ShareFile, as well as our pursuit of other acquisition opportunities. Acquisition-related expenses in fiscal year 2023 were primarily related to our acquisition of MarkLogic.

Cyber Incident and Vulnerability Response Expenses, Net

	Fiscal Year Ended
(in thousands)	November 30, 2024	November 30, 2023	% Change
Cyber incident and vulnerability responses expenses, net	$5,641	$6,164	(8)%
As a percentage of total revenue	1%	1%

As previously disclosed, following (i) the detection of irregular activity on certain portions of our corporate network that was disclosed on December 19, 2022 ("November 2022 Cyber Incident"), and (ii) the discovery of the MOVEit Vulnerability that was disclosed on June 5, 2023, in each instance, we engaged outside cybersecurity experts and other incident response professionals to conduct a forensic investigation and assess the extent and scope of these matters. Cyber incident and MOVEit Vulnerability costs relate to the engagement of external cybersecurity experts and other incident response professionals and are net of received and expected insurance recoveries. We did not incur costs related to the November 2022 cyber incident during fiscal year 2024 and do not expect to incur additional costs as the investigation is closed. See Note 19: Cyber Related Matters for further discussion.

Income from Operations

	Fiscal Year Ended
(in thousands)	November 30, 2024	November 30, 2023	% Change
Income from operations	$124,003	$110,523	12%
As a percentage of total revenue	16%	16%

Income from operations increased year over year due to an increase in revenue, offset by an increase in costs of revenue and operating expenses, as shown above.

Other (Expense) Income

	Fiscal Year Ended
(in thousands)	November 30, 2024	November 30, 2023	% Change
Interest expense	$(32,012)	$(30,780)	4%
Interest income and other, net	4,734	2,538	87%
Foreign currency loss, net	(2,461)	(2,624)	(6)%
Total other expense, net	$(29,739)	$(30,866)	4%
As a percentage of total revenue	(4)%	(4)%

Total other expense, net, decreased in fiscal year 2024 due to increases in interest income and other, net, resulting from higher interest rates on our invested cash balance. Interest expense increased due to costs associated with drawing on our revolving line of credit to acquire ShareFile, offset by lower interest rates as a result of our debt refinancing in the second quarter of fiscal year 2024, in which we issued the 2030 Notes and entered into an amended and restated credit facility. Refer to Note 8: Debt, for further discussion. Foreign currency loss decreased year over year due to rate volatility and timing of intercompany and hedge settlement activities.

Provision for Income Taxes

	Fiscal Year Ended
(in thousands)	November 30, 2024	November 30, 2023	% Change
Provision for income taxes	$25,826	$9,460	173%
As a percentage of income before income taxes	27%	12%

Our effective income tax rate was 27% and 12% for fiscal years 2024 and 2023, respectively. The primary reason for the increase in the effective rate was due to the increase in tax expense recorded associated with the change in the Company’s indefinite reinvestment assertion during 2024. As a result of the ShareFile acquisition, the Company has determined that a substantial portion of unremitted foreign earnings are no longer indefinitely reinvested. The Company recorded a liability of $13.7 million related to the taxes expected to be imposed upon the repatriation of unremitted foreign earnings that are not considered indefinitely reinvested.

Net Income

	Fiscal Year Ended
(in thousands)	November 30, 2024	November 30, 2023	% Change
Net income	$68,438	$70,197	(3)%
As a percentage of total revenue	9%	10%

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

We calculate the annualized value of annual and multi-year contracts, and contracts with terms less than one year, by dividing the total contract value of each contract by the number of months in the term and then multiplying by 12. Annualizing contracts with terms less than one-year results in amounts being included in our ARR that are in excess of the total contract value for those contracts at the end of the reporting period. We generally do not sell non-SaaS-based contracts with a term of less than one year unless a customer is purchasing additional licenses under an existing annual or multi-year contract. The expectation is that at the time of renewal, such contracts with a term less than one year will renew with the same term as the existing contracts being renewed, such that both contracts are co-termed. Historically, such contracts with a term of less than one year renew at rates equal to or better than annual or multi-year contracts.

For SaaS-based contracts, there is a meaningful percentage of monthly auto-renewing contracts for which annualizing the contracts results in amounts being included in our ARR that are in excess of the total contract value for those contracts at the end of the reporting period.

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

Our ARR was $842.0 million and $578.0 million as of November 30, 2024 and 2023, respectively, which is an increase of 46% year-over-year. The growth in ARR was primarily driven by the acquisition of ShareFile.

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

Liquidity and Capital Resources

Cash and Cash Equivalents

(in thousands)	November 30, 2024	November 30, 2023
Cash and cash equivalents	$118,077	$126,958

The decrease in cash and cash equivalents of $8.9 million from the end of fiscal year 2023 was primarily due to cash outflows of $852.7 million to acquire ShareFile, $261.3 million to pay off the balance of the term loan, $110.0 million to pay off the revolving line of credit, repurchases of common stock of $86.8 million, dividend payments of $31.5 million, payment of debt issuance costs of $6.8 million, purchases of property and equipment of $5.2 million, and the effect of exchange rates on cash of $3.2 million. These cash outflows were partially offset by $730 million in proceeds from our revolving line of credit to partially fund the acquisition of ShareFile, the issuance of convertible senior notes of $396.5 million (net of purchases of capped calls in connection with the convertible notes offering of $42.2 million and issuance costs of $11.2 million), cash inflows from operations of $211.5 million, and $10.6 million in cash received from the issuance of common stock. We refinanced our debt by issuing the convertible senior notes and used the proceeds to pay off the outstanding balance of the term loan and revolving line of credit under our previous credit agreement. Except as described below, there are no limitations on our ability to access our cash and cash equivalents.

Cash and cash equivalents held by our foreign subsidiaries were $69.2 million at November 30, 2024. As a result of the ShareFile acquisition, in the fourth quarter of fiscal 2024 we determined that a substantial portion of unremitted foreign earnings are no longer indefinitely reinvested. As a result of this, we plan to utilize worldwide cash based on the needs of the parent entity. These amounts will be repatriated as needed. Deferred taxes are recorded for earnings of our foreign operations that we determine are not indefinitely reinvested. Refer to Note 16: Income Taxes for further information.

	Fiscal Year Ended
	November 30, 2024	November 30, 2023	November 30, 2022
Net cash flows from operating activities	$211,494	$173,920	$192,160
Net cash flows (used in) from investing activities	$(857,908)	$(360,382)	$21,992
Net cash flows from (used in) financing activities	$640,823	$51,188	$(101,423)

Cash Flows from Operating Activities

The increase in cash generated from operations in fiscal year 2024 as compared to fiscal year 2023 was primarily due to higher billings and collections, lower taxes paid as compared to fiscal year 2023, and slightly lower interest rates because of our debt refinancing in the second quarter of fiscal year 2024.

Our gross accounts receivable as of November 30, 2024, increased by $37.6 million from the end of fiscal year 2023. Days sales outstanding ("DSO") in accounts receivable increased to 67 days as compared to 62 days in fiscal year 2023 due to the timing of billings and collections. In addition, our net deferred revenue as of November 30, 2024, increased by $109.4 million from the end of fiscal year 2023, primarily due to the acquisition of ShareFile in November 2024.

Cash Flows (used in) from Investing Activities

Net cash outflows and inflows of our net investment activity are generally a result of the timing of our purchases and maturities of securities, which are classified as cash equivalents, as well as the timing of acquisitions and divestitures. Included in investing activities in fiscal years 2024 and 2023 were the acquisitions of ShareFile and MarkLogic for a net cash paid amount of $852.7 million and $355.3 million, respectively. In fiscal year 2022 we received $26.0 million net proceeds from the sale of long-lived assets.

Cash Flows from (used in) Financing Activities

During fiscal year 2024 we received $748.5 million in net proceeds from debt related to the refinancing of our debt in the second quarter of fiscal year 2024 and the draw down on our revolving line of credit in the fourth quarter of 2024, each as described above. We received proceeds from the issuance of debt of $195.0 million in fiscal year 2023. The debt proceeds were offset by payments on our long-term debt of $91.9 million in fiscal year 2023 (including a $85.0 million repayment on the revolving line of credit). In addition, in fiscal year 2024, we received $27.8 million from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $26.0 million in fiscal year 2023. We also repurchased $86.8 million of our common stock under our share repurchase plan in fiscal year 2024, compared to $34.0 million in fiscal year 2023.

Share Repurchases

In fiscal years 2024, 2023 and 2022, we repurchased and retired 1.6 million, 0.6 million and 1.7 million shares of our common stock for $86.8 million, $34.0 million and $77.0 million, respectively. On January 10, 2023, our Board of Directors increased our share repurchase authorization by $150.0 million, to an aggregate authorization of $228.0 million. As of November 30, 2024, there was $107.2 million remaining under the current share repurchase authorization. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand, or discontinue the repurchase program at any time.

Dividends

Upon closing of the ShareFile acquisition on October 31, 2024, our Board of Directors approved the suspension of our quarterly dividends. We plan to redirect such capital toward the repayment of debt to increase liquidity for future M&A and for share repurchases, both of which are prioritized in our capital allocation policy. Prior to the suspension of the quarterly dividend in the fourth fiscal quarter of 2024, we had paid aggregate cash dividends totaling $31.5 million, $31.6 million and $31.1 million for the years ended November 30, 2024, 2023, and 2022, respectively.

Convertible Senior Notes and Long-Term Debt

See Note 8: Debt to the consolidated financial statements.

Indemnification Obligations

We include standard intellectual property indemnification provisions in our licensing agreements in the ordinary course of business. Pursuant to our product license agreements, we will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with certain patent, copyright or other intellectual property infringement claims by third parties with respect to our products. Other agreements with our customers provide indemnification for claims relating to property damage or personal injury resulting from the performance of services by us or our subcontractors. Historically, our costs to defend lawsuits or settle claims relating to such indemnity agreements have been insignificant. Accordingly, the estimated fair value of these indemnification provisions is immaterial. For indemnification claims related to the MOVEit Vulnerability. Please see Note 19: Cyber Related Matters to the consolidated financial statements for further details.

Liquidity Outlook

Cash from operations in fiscal year 2025 could be affected by various risks and uncertainties, including, but not limited to, the effects of various risks detailed in Part I, Item 1A titled "Risk Factors", including increased disruption and volatility in capital markets and credit markets that could adversely affect our liquidity and capital resources in the future. However, based on our current business plan, we believe that existing cash balances, together with funds generated from operations and amounts available under our revolving credit facility, will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months. Our foreseeable cash needs include capital expenditures, acquisitions, debt repayments, share repurchases, lease commitments, restructuring obligations and other long-term obligations.

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

We have identified the following critical accounting policies and estimates that require the use of significant judgments and estimates in the preparation of our consolidated financial statements.

Revenue Recognition

Our contracts with customers typically include promises to license one or more products and services to a customer. Determining whether products and services are distinct performance obligations that should be accounted for separately requires significant judgment. Significant judgment is also required to determine the stand-alone selling price ("SSP") of each distinct performance obligation. Our licenses are sold as perpetual or term licenses, and the arrangements typically contain various combinations of maintenance and services, which are generally accounted for as separate performance obligations. We generally use the residual approach to allocate the transaction price to our software license performance obligations because, due to the pricing of our licenses being highly variable, they do not have an observable SSP.

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

As more fully discussed in Note 19: Cyber Related Matters to the consolidated financial statements, in May 2023, the Company discovered a zero-day vulnerability in its MOVEit Transfer and MOVEit Cloud software product offerings ("the MOVEit Vulnerability"), which resulted in government inquiries and investigations, and private litigation that the Judicial Panel on Multidistrict Litigation transferred to the District of Massachusetts for coordinated and consolidated proceedings (the "MDL"), which may result in adverse judgments, settlements, fines, penalties, or other resolutions, the amount, scope and timing of which could be material, but which the Company is currently unable to predict.

There is complexity in applying this accounting framework for the potential losses arising from the MOVEit Vulnerability and in determining whether a loss is probable and estimable as these claims and proceedings are subject to inherent uncertainties and potential damages for which we are unable to arrive at a reasonable estimate. Further, the outcome of these matters may not be known for prolonged periods of time. Since the MDL remains in the early stages; and alleged damages have not been specified, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved, we are currently unable to develop an estimate of the losses or range of losses incurred (if any). Therefore, we have not recorded a loss contingency liability for the MOVEit Vulnerability as of November 30, 2024. The Company could incur judgments or enter into settlements regarding the outcome of these claims and proceedings, which could have a material effect on the estimated amount of the liability in the period in which the effect becomes probable and reasonably estimable.

We have incurred expenses related to our efforts to investigate and remediate the MOVEit Vulnerability, as well as legal and other professional services related thereto. Expenses are recognized as they are incurred and are recognized net of expected insurance recoveries, although the timing of recognizing insurance recoveries may differ from the timing of recognizing the associated expenses. We incurred expenses of $5.6 million and $1.5 million, net, related to the MOVEit Vulnerability for the fiscal years ended November 30, 2024 and 2023, respectively.

During the period when the MOVEit Vulnerability occurred, we maintained $15.0 million of cybersecurity insurance coverage, which is expected to reduce our exposure to expenses and liabilities arising from these events. As of November 30, 2024, we have recorded approximately $5.8 million in insurance recoveries, and we have $6.7 million of additional cybersecurity insurance coverage (which is subject to a $0.5 million retention per claim). We will pursue recoveries to the maximum extent available under our insurance policies.

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

Interest Rate Risk

Exposure to interest rate risk is related to changing interest rates under our Credit Agreement, which are variable and determined by reference to a Term Benchmark Rate or a base rate at our option. The rates range from 1.50% to 3.00% above the Term Benchmark Rate or from 0.50% to 2.00% above the defined base rate for base rate borrowings, in each case based upon our consolidated total net leverage ratio. Additionally, we may borrow certain foreign currencies at rates set in the same range above the respective Term Benchmark Rates for those currencies, based on our consolidated total net leverage ratio. A quarterly commitment fee on the undrawn portion of the revolving credit facility is required, ranging from 0.150% to 0.400% per annum, based upon our consolidated total net leverage ratio. As of November 30, 2024, there was $730.0 million outstanding under the revolving credit facility at a borrowing rate of 6.67%. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign Currency Risk

We generally use forward contracts that are not designated as hedging instruments to economically hedge the impact of the variability in exchange rates on intercompany accounts receivable and loans receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in other current assets, other assets, other accrued liabilities, or other noncurrent liabilities on the consolidated balance sheets at the end of each reporting period and expire between 30 days and 3 years from the date the contract was entered. In fiscal year 2024, we recognized realized and unrealized gains of $1.5 million from our forward contracts in foreign currency loss, net on the consolidated statements of operations. These losses were substantially offset by realized and unrealized gains and losses on the offsetting positions.

Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our revenue would be adversely affected by approximately 2%, or $18.3 million, and our net income would be adversely affected by approximately 2%, or $1.3 million (excluding any offsetting positive impact from our ongoing hedging programs), although the actual effects may differ materially from the hypothetical analysis.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Progress Software Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Progress Software Corporation and subsidiaries (the "Company") as of November 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended November 30, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of November 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 21, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

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

Revenue Recognition - Refer to Note 14 to the Financial Statements

Critical Audit Matter Description

The Company derives its revenue from multiple sources, including software licenses, maintenance, and services. Frequently, the customer arrangements provide software licenses combined with maintenance resulting in multiple performance obligations under ASC 606, Revenue from Contracts with Customers. The identification of distinct performance obligations, particularly for more complex customer arrangements, requires a detailed analysis of the contractual terms and application of more complex accounting guidance. In addition, the allocation of the transaction price to each performance obligation within a contract (license, maintenance, and services) requires the application of management judgment. Revenue arrangements with higher contract values frequently require more complex management judgments.

Given the accounting complexity and the management judgment necessary to identify performance obligations and determine allocation of revenue in a contract with multiple performance obligations, auditing revenues required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the recognition of revenue from contracts with multiple performance obligations included the following, among others:
•We tested the effectiveness of controls over revenue recognition, including those over the identification of distinct performance obligations and the allocation of the transaction price.

•We evaluated the Company’s accounting policies in the context of the applicable accounting standards.
•We evaluated the appropriateness and consistency of the methods and assumptions used by management to determine the standalone selling price of distinct performance obligations.
•We selected a sample of revenue contracts and performed the following procedures:
–We obtained and read the contracts and related contract documentation.
–We evaluated whether management properly identified the contract terms and tested management’s application of the Company’s policies, including the identification of the performance obligations and allocation of the transaction price.
–We tested the mathematical accuracy of management’s calculations of revenue recognized in the financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
January 21, 2025

We have served as the Company's auditor since 1990.

PROGRESS SOFTWARE CORPORATION
Consolidated Balance Sheets

(in thousands, except share data)	November 30, 2024	November 30, 2023
Assets
Current assets:
Cash and cash equivalents	$118,077	$126,958
Accounts receivable (less allowances of $749 and $851, respectively)	163,575	125,825
Unbilled receivables	34,672	29,965
Other current assets	52,489	48,040
Total current assets	368,813	330,788
Long-term unbilled receivables	28,893	28,373
Property and equipment, net	13,746	15,225
Intangible assets, net	723,571	354,278
Goodwill	1,292,177	832,101
Right-of-use lease assets	30,894	18,711
Deferred tax assets	56,179	15,052
Other assets	12,693	8,255
Total assets	$2,526,966	$1,602,783
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt, net	$—	$13,109
Accounts payable	13,910	12,371
Accrued compensation and related payroll taxes	64,672	49,559
Dividends payable to stockholders	—	8,376
Short-term operating lease liabilities	9,202	10,114
Other accrued liabilities	35,219	22,499
Short-term deferred revenue, net	332,142	236,090
Total current liabilities	455,145	352,118
Long-term debt, net	730,000	356,111
Convertible senior notes, net	796,267	354,772
Long-term operating lease liabilities	26,259	13,000
Long-term deferred revenue, net	72,270	58,946
Deferred tax liabilities	2,279	3,574
Other noncurrent liabilities	5,958	4,547
Commitments and contingencies (Note 10 and Note 19)
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized, 10,000,000 shares; issued, none	—	—
Common stock, $0.01 par value; authorized, 200,000,000 shares; issued and outstanding, 43,360,695 shares in 2024 and 43,795,955 shares in 2023	434	438
Additional paid-in capital	354,158	370,579
Retained earnings	120,405	120,858
Accumulated other comprehensive loss	(36,209)	(32,160)
Total stockholders’ equity	438,788	459,715
Total liabilities and stockholders’ equity	$2,526,966	$1,602,783

See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Consolidated Statements of Operations

	Fiscal Year Ended
(in thousands, except per share data)	November 30, 2024	November 30, 2023	November 30, 2022
Revenue:
Software licenses	$249,331	$220,789	$188,336
Maintenance and services	504,078	473,650	413,677
Total revenue	753,409	694,439	602,013
Costs of revenue:
Cost of software licenses	10,942	11,153	10,243
Cost of maintenance and services	90,318	85,255	62,177
Amortization of acquired intangibles	29,222	30,169	22,076
Total costs of revenue	130,482	126,577	94,496
Gross profit	622,927	567,862	507,517
Operating expenses:
Sales and marketing	164,570	156,076	140,760
Product development	146,342	132,401	114,568
General and administrative	89,518	83,157	77,876
Amortization of acquired intangibles	65,290	66,430	46,868
Restructuring expenses	10,454	8,407	879
Acquisition-related expenses	17,109	4,704	4,603
Cyber incident and vulnerability response expenses, net	5,641	6,164	602
Gain on sale of assets held for sale	—	—	(10,770)
Total operating expenses	498,924	457,339	375,386
Income from operations	124,003	110,523	132,131
Other (expense) income:
Interest expense	(32,012)	(30,780)	(15,790)
Interest income and other, net	4,734	2,538	1,414
Foreign currency loss, net	(2,461)	(2,624)	(500)
Total other expense, net	(29,739)	(30,866)	(14,876)
Income before income taxes	94,264	79,657	117,255
Provision for income taxes	25,826	9,460	22,186
Net income	$68,438	$70,197	$95,069

Earnings per share:
Basic	$1.58	$1.62	$2.19
Diluted	$1.54	$1.57	$2.15
Weighted average shares outstanding:
Basic	43,268	43,456	43,475
Diluted	44,427	44,658	44,247

Cash dividends declared per common share	$0.53	$0.70	$0.70

See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Consolidated Statements of Comprehensive Income

	Fiscal Year Ended
(in thousands)	November 30, 2024	November 30, 2023	November 30, 2022
Net income	$68,438	$70,197	$95,069
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2,914)	5,289	(8,468)
Unrealized (loss) gain on hedging activity, net of tax benefit of $360 and $698 in 2024 and 2023, respectively and net of tax provision of $1,797 in 2022	(1,135)	(2,214)	5,688
Unrealized loss on investments, net of tax benefit of $4 in 2022	—	—	(12)
Total other comprehensive (loss) income, net of tax	(4,049)	3,075	(2,792)
Comprehensive income	$64,389	$73,272	$92,277

See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2021	44,146	$441	$354,235	$90,256	$(32,443)	$412,489
Cumulative effect of adoption of ASU 2020-06	—	—	(47,456)	4,893	—	(42,563)
Issuance of stock under employee stock purchase plan	301	3	9,201	—	—	9,204
Exercise of stock options	174	2	6,783	—	—	6,785
Vesting of restricted stock units and release of deferred stock units	448	5	(5)	—	—	—
Withholding tax payments related to net issuance of restricted stock units	(117)	(1)	(8,487)	—	—	(8,488)
Stock-based compensation	—	—	37,094	—	—	37,094
Dividends declared	—	—	—	(31,253)	—	(31,253)
Treasury stock repurchases and retirements	(1,695)	(17)	(19,715)	(57,309)	—	(77,041)
Net income	—	—	—	95,069	—	95,069
Other comprehensive loss	—	—	—	—	(2,792)	(2,792)
Balance, November 30, 2022	43,257	$433	$331,650	$101,656	$(35,235)	$398,504
Issuance of stock under employee stock purchase plan	279	2	10,287	—	—	10,289
Exercise of stock options	485	5	15,270	—	—	15,275
Vesting of restricted stock units and release of deferred stock units	615	6	(6)	—	—	—
Withholding tax payments related to net issuance of restricted stock units	(229)	(2)	(12,375)	—	—	(12,377)
Stock-based compensation	—	—	40,529	—	—	40,529
Dividends declared	—	—	—	(31,815)	—	(31,815)
Treasury stock repurchases and retirements	(611)	(6)	(14,776)	(19,180)	—	(33,962)
Net income	—	—	—	70,197	—	70,197
Other comprehensive income	—	—	—	—	3,075	3,075
Balance, November 30, 2023	43,796	$438	$370,579	$120,858	$(32,160)	$459,715
Issuance of stock under employee stock purchase plan	324	3	12,330	—	—	12,333
Exercise of stock options	379	4	15,462	—	—	15,466
Vesting of restricted stock units and release of deferred stock units	796	8	(8)	—	—	—
Withholding tax payments related to net issuance of restricted stock units	(292)	(3)	(17,167)	—	—	(17,170)
Stock-based compensation	—	—	46,756	—	—	46,756
Purchase of capped calls, net of tax	—	—	(32,080)	—	—	(32,080)
Dividends declared	—	—	—	(23,844)	—	(23,844)
Treasury stock repurchases and retirements	(1,642)	(16)	(41,714)	(45,047)	—	(86,777)
Net income	—	—	—	68,438	—	68,438
Other comprehensive loss	—	—	—	—	(4,049)	(4,049)
Balance, November 30, 2024	43,361	$434	$354,158	$120,405	$(36,209)	$438,788
See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Consolidated Statements of Cash Flows

	Fiscal Year Ended
(in thousands)	November 30, 2024	November 30, 2023	November 30, 2022
Cash flows from operating activities:
Net income	$68,438	$70,197	$95,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,426	6,345	5,002
Amortization of acquired intangibles and other	96,618	96,802	69,730
Amortization of debt discount and issuance costs	3,525	2,147	2,112
Stock-based compensation	46,756	40,529	37,094
Non-cash lease expense	11,723	9,393	7,781
Gain on sale of assets held for sale	—	—	(10,770)
Deferred income taxes	(7,750)	(28,641)	(7,602)
Credit losses and other sales allowances	544	488	774
Changes in operating assets and liabilities:
Accounts receivable	(45,880)	12,119	(27,254)
Other assets	(2,897)	(1,579)	(2,214)
Inventories	—	2,489	(1,556)
Accounts payable and accrued liabilities	28,922	(1,242)	(3,583)
Lease liabilities	(11,556)	(10,472)	(8,571)
Income taxes payable	442	(553)	(120)
Deferred revenue, net	16,183	(24,102)	36,268
Net cash flows from operating activities	211,494	173,920	192,160
Cash flows (used in) from investing activities:
Purchases of investments	—	(15,262)	—
Sales and maturities of investments	—	15,700	1,950
Purchases of property and equipment	(5,206)	(5,570)	(6,090)
Payments for acquisitions, net of cash acquired	(852,702)	(355,250)	—
Proceeds from sale of long-lived assets, net	—	—	25,998
Other investing activities	—	—	134
Net cash flows (used in) from investing activities	(857,908)	(360,382)	21,992
Cash flows from (used in) financing activities:
Proceeds from equity plans	27,761	25,956	16,165
Payments for taxes related to net share settlements of equity awards	(17,170)	(12,377)	(7,824)
Repurchases of common stock	(86,777)	(33,962)	(77,041)
Proceeds from issuance of convertible senior notes, net of issuance costs of $11,200	438,750	—	—
Purchase of capped calls	(42,210)	—	—
Dividend payments to stockholders	(31,460)	(31,554)	(31,063)
Proceeds from the issuance of debt	730,000	195,000	7,475
Repayment of revolving line of credit	(110,000)	(85,000)	—
Principal payment on term loan	(261,250)	(6,875)	(6,873)
Payment of credit facility debt issuance costs	(6,821)	—	(2,262)
Net cash flows from (used in) financing activities	640,823	51,188	(101,423)
Effect of exchange rate changes on cash	(3,290)	5,955	(11,858)
Net (decrease) increase in cash and cash equivalents	(8,881)	(129,319)	100,871
Cash and cash equivalents, beginning of year	126,958	256,277	155,406
Cash and cash equivalents, end of year	$118,077	$126,958	$256,277

Supplemental disclosure:
Cash paid for income taxes, net of refunds of $2,881 in 2024, $965 in 2023 and $968 in 2022	$32,386	$39,771	$28,680
Cash paid for interest	$21,771	$23,867	$8,572
Non-cash investing and financing activities:
Dividends declared and unpaid	$—	$8,376	$8,115

See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Notes to Consolidated Financial Statements

Note 1: Nature of Business and Summary of Significant Accounting Policies

The Company

Progress Software Corporation ("Progress," the "Company," "we," "us," or "our") provides software products that enable our customers to develop, deploy and manage responsible AI-powered applications and digital experiences.

Our products are generally sold as perpetual licenses, but certain products also use term licensing models and our cloud-based offerings use a subscription-based model, which is a software-as-a-service ("SaaS") offering. More than half of our worldwide license revenue is realized through relationships with indirect channel partners, principally independent software vendors ("ISVs"), original equipment manufacturers ("OEMs"), distributors and value-added resellers. ISVs develop and market applications using our technology and resell our products in conjunction with sales of their own products that incorporate our technology. OEMs are companies that embed our products into their own software products or devices. Value-added resellers are companies that add features or services to our product, then resell it as an integrated product or complete "turn-key" solution. In 2024, we acquired ShareFile, which has a SaaS offering.

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

Cash Equivalents

Cash equivalents include short-term, highly liquid investments purchased with remaining maturities of three months or less. As of November 30, 2024 and 2023, all of our cash equivalents were invested in money market funds.

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

A summary of activity in the allowance for doubtful accounts is as follows:

(in thousands)	November 30, 2024	November 30, 2023	November 30, 2022
Beginning balance	$678	$740	$552
Charge to costs and expenses	420	435	493
Write-offs and other	(638)	(499)	(302)
Translation adjustments	(6)	2	(3)
Ending balance	$454	$678	$740

Concentrations of Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, derivative instruments and trade receivables. We hold our cash and cash equivalents and derivative instrument contracts with high quality financial institutions and we monitor the credit ratings of those institutions. We perform ongoing credit evaluations of our customers, and the risk with respect to trade receivables is further mitigated by the diversity, both by geography and by industry, of the customer base. No single customer represented more than 10% of consolidated accounts receivable or revenue in fiscal years 2024, 2023 or 2022.

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
•Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit spreads, foreign exchange rates, and forward and spot prices for currencies. Our Level 2 derivative assets and liabilities include certain over-the-counter forward and swap contracts, In addition, our disclosures related to the fair value of our 2026 Notes and 2030 Notes (together referred to as "the Notes") are Level 2 measurements.
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

Cash Flow Hedge

We entered into an interest rate swap contract in July 2019 to manage the variability of cash flows associated with approximately one-half of our variable rate debt. The interest rate swap, which matured on April 30, 2024, was designated as a cash flow hedge and the effectiveness of the hedge was assessed both at the onset of the hedge and at regular intervals throughout the life of the derivative. As the interest rate swap was highly effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative were included as a component of accumulated other comprehensive loss on our consolidated balance sheets until the debt was retired and the swap matured.

Forward Contracts

Certain assets and forecasted transactions are exposed to foreign currency risk. Our objective for holding derivatives is to eliminate or reduce the impact of these exposures. We periodically monitor our foreign currency exposures to enhance the overall economic effectiveness of our foreign currency hedge positions. Principal currencies hedged include the euro, British pound, and Indian rupee. We do not enter into derivative instruments for speculative purposes, nor do we hold or issue any derivative instruments for trading purposes.

We enter into certain derivative instruments that are not designated as hedges. Although these derivatives are not designated as hedges, we believe that such instruments are closely correlated with the underlying exposure, thus managing the associated risk. The gains or losses from changes in the fair value of such derivative instruments that are not accounted for as hedges are recognized in earnings in foreign currency loss, net in the consolidated statements of operations. In fiscal year 2024, we recognized realized and unrealized losses of $1.5 million from our forward contracts.

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

We review long-lived assets (primarily property and equipment) and intangible assets with finite lives for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. We base each impairment test on a comparison of the undiscounted cash flows to the carrying value of the asset or asset group. If impairment is indicated, we write down the asset to its estimated fair value.

We did not recognize any asset impairment charges in the years presented.

Comprehensive (Loss) Income

The components of comprehensive loss include, in addition to net income, foreign currency translation adjustments and unrealized gains and losses on investments and hedging activity.

Accumulated other comprehensive loss by components, net of tax:

(in thousands)	Foreign Currency Translation Adjustment	Unrealized Losses on Investments	Unrealized Gains (Losses) on Hedging Activity	Total
Balance, December 1, 2022	$(38,523)	$(61)	$3,349	$(35,235)
Other comprehensive income (loss)	5,289	—	(2,214)	3,075
Balance, December 1, 2023	$(33,234)	$(61)	$1,135	$(32,160)
Other comprehensive loss	(2,914)	—	(689)	(3,603)
Amounts reclassified from accumulated other comprehensive loss into net income, net of tax	(61)	61	(446)	(446)
Balance, November 30, 2024	$(36,209)	$—	$—	$(36,209)

The tax effect on accumulated unrealized gains on hedging activity was a deferred tax liability of $0.4 million and $1.1 million as of November 30, 2023 and 2022, respectively.

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

Software Licenses

Software licenses are on-premise and fully functional when made available to the customer. As the customer can use and benefit from the license on its own, on-premise software licenses represent distinct performance obligations. Revenue is recognized upfront at the point in time when control is transferred, which is defined as the point in time when the client can use and benefit from the license. Our licenses are sold as perpetual or term licenses, and the arrangements typically contain various combinations of maintenance and services, which are generally accounted for as separate performance obligations. We generally use the residual approach to allocate the transaction price to our software license performance obligations because, due to the pricing of our licenses being highly variable, we do not have an observable stand-alone selling price ("SSP") for licenses. As required, we evaluate the residual approach estimate compared to all available observable data in order to conclude the estimate is representative of its SSP.

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

We also offer products via a SaaS model, which is a subscription-based model. Our customers can use hosted software over the contract period without taking possession of it and the cloud services are available to them throughout the entire term, even if they do not use the service. Revenue related to SaaS offerings is recognized ratably over the contract period. The SSP of SaaS performance obligations is determined based upon observable prices in stand-alone SaaS transactions. SaaS arrangements are generally invoiced in advance on a monthly, quarterly, or annual basis over the term of the arrangement, which is typically one to three years.

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

Advertising Costs

Advertising costs are expensed as incurred and were $1.5 million, $1.1 million, and $1.1 million in fiscal years 2024, 2023, and 2022, respectively.

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

Acquisition-Related Costs

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs primarily consist of professional services fees, including third-party legal and valuation-related fees, as well as retention fees and earn-out payments treated as compensation expense. We incurred $17.1 million, $4.7 million, and $4.6 million of acquisition-related costs, which are included in acquisition-related expenses in our consolidated statement of operations, for the fiscal years ended November 30, 2024, 2023, and 2022, respectively.

Restructuring Expenses

We record restructuring expense when management commits to and approves a restructuring plan, the restructuring plan identifies all significant actions, the period of time to complete the restructuring plan indicates that significant changes to the restructuring plan are not likely to occur, and employees who are impacted have been notified of the pending involuntary termination. Restructuring expense is comprised primarily of costs related to employee-related severance and benefits and property abandonment, including future lease commitments, net of any sublease income, and associated leasehold improvements.

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

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective beginning with the Company’s 2025 fiscal year annual reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and disclosures.

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
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), and in January 2025, the FASB issued Accounting Standards Update No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date ("ASU 2025-01"). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for us for our annual reporting for fiscal 2028 and for interim period reporting beginning in fiscal 2029 on a prospective basis. Both early adoption and retrospective application are permitted. The Company is currently evaluating the impact that the adoption of these standards will have on its consolidated financial statements and disclosures.

Note 2: Cash and Cash Equivalents

A summary of our cash and cash equivalents at November 30, 2024 is as follows:

(in thousands)	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$116,254	$—	$—	$116,254
Money market funds	1,823	—	—	1,823
Total	$118,077	$—	$—	$118,077

A summary of our cash and cash equivalents at November 30, 2023 is as follows:

(in thousands)	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$126,958	$—	$—	$126,958

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

On March 1, 2024, we repaid our variable rate debt in full and concurrently reclassified an unrealized gain of $0.6 million from accumulated other comprehensive loss to interest expense in our condensed consolidated statements of operations upon the maturity of the interest rate swap. As of November 30, 2023, the fair value of the hedge was a gain of $1.5 million, and was included in other assets on our consolidated balance sheets. The net amount of accumulated other comprehensive loss reclassified to interest expense during fiscal years 2024, 2023, and 2022 resulted in income of $1.5 million and $3.6 million, and expense of $0.7 million, respectively.

The fair value of the derivative represented the discounted value of the expected future discounted cash flows for the interest rate swap, based on the payment schedule and the current forward curve for the remaining term of the contract, as of the date of each reporting period:

	November 30, 2024		November 30, 2023
(in thousands)	Notional Value	Fair Value	Notional Value	Fair Value
Interest rate swap contracts designated as cash flow hedges	$—	$—	$103,125	$1,495

Forward Contracts

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on intercompany accounts receivable and loans receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries.

All forward contracts are recorded at fair value on the consolidated balance sheets at the end of each reporting period and expire between 30 days and 3 years from the date the contract was entered. At November 30, 2024, $0.2 million and $0.8 million was recorded in other current assets and other noncurrent liabilities on the consolidated balance sheets, respectively. At November 30, 2023, $2.5 million was recorded in other accrued liabilities on the consolidated balance sheets.

In fiscal years 2024, 2023 and 2022, net realized and unrealized losses of $1.5 million, gains of $2.3 million and losses of $7.7 million respectively, from our forward contracts were recognized in foreign currency loss, net on the consolidated statements of operations.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates:

	November 30, 2024		November 30, 2023
(in thousands)	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$94,020	$(618)	$102,229	$(2,526)
Forward contracts to purchase U.S. dollars	1,195	(6)	844	(4)
Total	$95,215	$(624)	$103,073	$(2,530)

Note 4: Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at November 30, 2024:

		Fair Value Measurements Using
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$1,823	$1,823	$—	$—
Liabilities
Foreign exchange derivatives	$(624)	$—	$(624)	$—

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at November 30, 2023:

		Fair Value Measurements Using
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets
Interest rate swap	$1,495	$—	$1,495	$—
Liabilities
Foreign exchange derivatives	$(2,530)	$—	$(2,530)	$—

Assets and Liabilities Not Carried at Fair Value

Fair Value of the Convertible Senior Notes

The following table details the fair value and carrying value of the Notes:

	November 30, 2024		November 30, 2023
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible senior notes due 2026(1)	$356,946	$449,094	$354,772	$377,125
Convertible senior notes due 2030(2)	439,321	550,827	—	—
Total	$796,267	$999,921	$354,772	$377,125
(1) The carrying value of the 2026 Notes are reflected net of $3.1 million and $5.2 million of unamortized debt issuance costs as of November 30, 2024 and November 30, 2023, respectively.
(2) The carrying value of the 2030 Notes are reflected net of $10.7 million of unamortized debt issuance costs as of November 30, 2024.

The fair value of the Notes is based on the quoted prices in an over-the-counter market on the last trading day of the reporting period and classified within Level 2 in the fair value hierarchy.

Fair Value of Other Financial Assets and Liabilities

The carrying amounts of other financial assets and liabilities including cash and cash equivalents, accounts receivable, unbilled accounts receivable, accounts payable, and accrued liabilities approximate their respective fair values due to their immediate or short-term maturities.

Note 5: Property and Equipment

Property and equipment consists of the following:

(in thousands)	November 30, 2024	November 30, 2023
Computer equipment and software	$45,451	$46,405
Buildings and leasehold improvements	9,197	9,874
Furniture and fixtures	3,453	3,828
Capitalized software development costs	276	276
Property and equipment, gross	58,377	60,383
Less accumulated depreciation and amortization	(44,631)	(45,158)
Property and equipment, net	$13,746	$15,225

Depreciation and amortization expense related to property and equipment was $6.4 million, $6.3 million, and $5.0 million for the years ended November 30, 2024, 2023, and 2022, respectively.

Note 6: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes:

	November 30, 2024			November 30, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$399,000	$(210,264)	$188,736	$280,000	$(181,045)	$98,955
Customer-related	777,608	(282,384)	495,224	458,608	(221,362)	237,246
Trademarks and trade names	77,111	(37,500)	39,611	50,111	(32,034)	18,077
Total	$1,253,719	$(530,148)	$723,571	$788,719	$(434,441)	$354,278

We amortize intangible assets assuming no expected residual value. Amortization expense related to these intangible assets was $94.5 million, $96.6 million, and $68.9 million in fiscal years 2024, 2023, and 2022, respectively.

Future amortization expense for intangible assets as of November 30, 2024 is as follows:

(in thousands)
2025	$145,188
2026	135,088
2027	111,169
2028	99,586
2029	99,586
Thereafter	132,954
Total	$723,571

Goodwill

Changes in the carrying amount of goodwill for fiscal years 2024 and 2023 are as follows:

(in thousands)	November 30, 2024	November 30, 2023
Balance, beginning of year	$832,101	$671,037
Additions(1)	459,459	161,070
Measurement period adjustments(2)	700	—
Translation adjustments	(83)	(6)
Balance, end of year	$1,292,177	$832,101
(1) The additions to goodwill during fiscal years 2024 and 2023 are related to the acquisition of ShareFile and MarkLogic, respectively. Refer to Note 7: Business Combinations for further information.
(2) Represents final measurement period adjustments related to MarkLogic during fiscal year 2024. Refer to Note 7: Business Combinations for further information.

During fiscal year 2024, we performed a quantitative assessment as of October 31, 2024 and concluded that there was no impairment. We did not recognize any goodwill impairment charges during the years presented.

Note 7: Business Combinations

ShareFile Acquisition

On October 31, 2024, we completed the acquisition of ShareFile from Cloud for an aggregate purchase price of $875.0 million in cash, subject to a $25.0 million working capital credit and certain customary adjustments. We funded the acquisition through $730.0 million in borrowings under our existing $900.0 million revolving credit facility and cash on hand. Refer to Note 8: Debt for further information.

The acquisition consideration for ShareFile has been preliminarily allocated to ShareFile’s assets and assumed liabilities based on estimated fair values. The preliminary fair value estimates of the net assets acquired are based upon preliminary calculations and valuations, and those estimates and assumptions are subject to change as we obtain additional information for those estimates during the measurement period, which is up to one year from the acquisition date.

The preliminary allocation of the purchase price is as follows:

(in thousands)	Preliminary Purchase Price Allocation	Life
Net working capital	$892
Property, plant and equipment	54
Purchased technology	119,000	7 years
Trade name	27,000	7 years
Customer relationships	319,000	7 years
Deferred taxes	23,456
Deferred revenue	(96,159)
Goodwill	459,459
Net assets acquired	$852,702

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

We recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. We believe that the investment value of the future enhancement of our product and solution offerings created as a result of this acquisition has principally contributed to a purchase price that resulted in the recognition of $459.5 million of goodwill, of which a portion is deductible for tax purposes.

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) and certain acquisition restructuring and related charges are not included as a component of consideration transferred but are required to be expensed as incurred. During the fiscal year ended November 30, 2024, we incurred approximately $15.6 million of acquisition-related costs, which are included in acquisition-related expenses on our consolidated statement of operations.

The amount of revenue of ShareFile included in our consolidated statement of operations during the fiscal year ended November 30, 2024, was approximately $21.1 million. We determined that disclosing the amount of ShareFile related earnings included in the consolidated statement of operations is impracticable, as certain operations of ShareFile were integrated into the operations of the Company from the date of acquisition.

In connection and concurrent with the ShareFile acquisition, we entered into a Transition Services Agreement ("TSA") with Cloud for a period of six months from the date of acquisition, with the option to extend the TSA beyond this period for certain services. Expenses related to the TSA are not expected to be significant.

Pro Forma Information

The following pro forma financial information presents the combined results of operations of Progress and ShareFile as if the acquisition had occurred on December 1, 2022, after giving effect to certain pro forma adjustments. The pro forma adjustments reflected herein include only those adjustments that are directly attributable to the ShareFile acquisition and factually supportable. These pro forma adjustments include: (i) a net increase in amortization expense to record amortization expense relating to the $465.0 million of acquired identifiable intangible assets, (ii) an increase in interest expense to record interest for the periods presented as a result of drawing down our revolving line of credit in connection with the acquisition, (iii) an increase in acquisition-related expenses in connection with the acquisition that were not included in the purchase price, (iv) additional expense related to the TSA entered into between Progress and Cloud, and (v) the income tax effect of the adjustments made at the statutory tax rate of the U.S. (approximately 24.0%).

The pro forma financial information does not reflect any adjustments for anticipated expense savings resulting from the acquisition and is not necessarily indicative of the operating results that would have actually occurred had the transaction been consummated on December 1, 2022.

(in thousands, except per share data)	Pro Forma Fiscal Year Ended November 30, 2024	Pro Forma Fiscal Year Ended November 30, 2023
Revenue	$978,757	$907,010
Net income	$35,678	$2,457
Net income per basic share	$0.82	$0.06
Net income per diluted share	$0.80	$0.06

MarkLogic Acquisition

On February 7, 2023, we completed the acquisition of the parent company of MarkLogic Corporation ("MarkLogic"), pursuant to the Stock Purchase Agreement (the "Purchase Agreement"), dated as of January 3, 2023. The acquisition was completed for a base purchase price of $355.0 million, subject to certain customary adjustments, in cash.

The acquisition consideration for MarkLogic has been allocated to MarkLogic’s tangible assets, identifiable intangible assets and assumed liabilities based on their estimated fair values. The excess of total consideration over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill.

During the first fiscal quarter of 2024, the measurement period adjustments were completed, which resulted in a $0.7 million increase in goodwill primarily related to net working capital adjustments, as compared to the amounts previously reported. The purchase price allocation is now complete.

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

Note 8: Debt

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

Conversion Rights

Before November 1, 2029, Noteholders may convert their 2030 Notes in the following circumstances:

•During any fiscal quarter commencing after the fiscal quarter ending on May 31, 2024, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least twenty trading days (whether or not consecutive) during the thirty consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter; or
•During the five consecutive business days immediately after any ten consecutive trading day period (the "Measurement Period"), if the trading price per $1,000 principal amount of 2030 Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of Company’s common stock on such trading day and the conversion rate on such trading day; or
•Upon the occurrence of distributions on the Company’s common stock, which distribution per share of common stock has a value exceeding 10% of the last reported sale price per share on the trading day immediately before the date such distribution is announced; or
•Upon the occurrence of certain corporate events or if the Company calls such 2030 Notes for redemption, then the Noteholder of any Note may convert such Note.

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

2024 Capped Call Transactions

On February 27, 2024, in connection with the pricing of the 2030 Notes, the Company entered into privately negotiated capped call transactions ("2024 Capped Call Transactions"). The 2024 Capped Call Transactions cover approximately 6.6 million shares of the Company’s common stock, which represent the number of shares of common stock initially underlying the 2030 Notes. The 2024 Capped Call Transactions are generally expected to reduce potential dilution to our common stock upon any conversion of the 2030 Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the 2024 Capped Call Transactions was initially $92.98 per share of common stock, which represents a premium of 75% over the last reported sale price of the common stock of $53.13 per share on February 27, 2024, and is subject to certain adjustments under the terms of the 2024 Capped Call Transactions. The cost of the purchased capped calls of $42.2 million was recorded as a reduction to additional paid-in-capital upon settlement in March 2024.

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

Fiscal Year Ended
(in thousands)	November 30, 2024
Contractual interest expense (3.5% coupon)	$11,813
Amortization of debt discount and issuance costs(1)	1,351
$13,164

(1)Amortization based upon an effective interest rate of 4.0%.

2026 Convertible Senior Notes

In April 2021, the Company issued, in a private placement, convertible senior notes with an aggregate principal amount of $360 million, due April 15, 2026, unless earlier repurchased, redeemed or converted. There are no required principal payments prior to the maturity of the 2026 Notes. The 2026 Notes bear interest at an annual rate of 1%, payable semi-annually in arrears on April 15 and October 15 of each year. The Company incurred approximately $10.8 million in issuance costs for the issuance of the 2026 Notes.

Conversion Rights

Before January 15, 2026, Noteholders may convert their 2026 Notes in the following circumstances:

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
•During the five consecutive business days immediately after any ten consecutive trading day period (the "Measurement Period"), if the trading price per $1,000 principal amount of 2026 Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of Company’s common stock on such trading day and the conversion rate on such trading day; or
•Upon the occurrence of certain corporate events or distributions on the Company’s common stock, or if the Company calls such 2026 Notes for redemption, then the Noteholder of any Note may convert such Note at any time before the close of business on the business day immediately before the related redemption date.

From and after January 15, 2026, Noteholders may convert their 2026 Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will satisfy its conversion obligations by paying cash up to the aggregate principal amount of 2026 Notes to be converted, by issuing shares of its common stock or a combination of cash and shares of its common stock, at its election. The initial conversion rate is 17.4525 shares of common stock per $1,000 principal amount of the 2026 Notes, representing an initial conversion price of approximately $57.30 per share of common stock. The conversion rate will be adjusted upon the occurrence of certain events, including spin-offs, tender offers, exchange offers, make-whole fundamental change and certain stockholder distributions.

Repurchase Rights

On or after April 20, 2024, and on or before the 50th scheduled trading day immediately before the maturity date, the Company may redeem for cash all or part of the 2026 Notes, subject to the partial redemption limitation, at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest, if the last reported sale price per share of the Company’s common stock exceeded 130% of the conversion price on (1) each of at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides a redemption notice and (2) the trading day immediately before the date the Company sends such notice. Pursuant to the partial redemption limitation, the Company may not elect to redeem less than all of the outstanding 2026 Notes unless at least $100.0 million aggregate principal amount of 2026 Notes are outstanding and not subject to redemption as of the time it sends the related redemption notice.

2021 Capped Call Transactions

On April 8, 2021, in connection with the pricing of the 2026 Notes, the Company entered into privately negotiated capped call transactions ("2021 Capped Call Transactions") with one or more of the initial purchasers and/or their respective affiliates and/or other financial institutions. The 2021 Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2026 Notes, approximately 6.3 million shares (representing the number of shares of common stock initially underlying the 2026 Notes) of the Company’s common stock. The 2021 Capped Call Transactions are generally expected to reduce potential dilution to our common stock upon any conversion of the 2026 Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted 2026 Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the 2021 Capped Call Transactions will initially be $89.88 per share of common stock, which represents a premium of 100% over the last reported sale price of the common stock of $44.94 per share on April 8, 2021, and is subject to certain adjustments under the terms of the 2021 Capped Call Transactions. The cost of the purchased capped calls of $43.1 million was recorded as a reduction to additional paid-in-capital upon settlement in April 2021.

We elected to integrate the 2021 capped call options with the applicable 2026 Notes for federal income tax purposes pursuant to applicable U.S. Treasury Regulations. Accordingly, the $43.1 million gross cost of the purchased 2021 capped calls will be deductible for income tax purposes as original discount interest over the term of the 2026 Notes.

Accounting for the 2026 Notes

The Company adopted ASU 2020-06 using the modified retrospective approach on December 1, 2021. Under ASU 2020-06, we no longer separate the Notes into liability and equity components. We recognized the cumulative effect of applying this new standard as of December 1, 2021.

In accounting for the transaction, prior to the adoption of ASU 2020-06, the 2026 Notes were separated into liability and equity components.

The initial carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The amount initially recognized for the equity component totaled $64.8 million. The excess of the 2026 Notes’ principal amount over the initial carrying amount of the liability component, referred to as the debt discount, was amortized as interest expense over the 2026 Notes’ contractual term. The equity component, which represented the difference between the gross proceeds and the initial liability component, was recorded as an increase to additional paid-in capital and was not remeasured.

Upon adoption of ASU 2020-06 on December 1, 2021, using the modified retrospective method, the Company reversed the separation of the debt and equity components and accounted for the 2026 Notes wholly as debt. The Company also reversed the amortization of the debt discount that was due to the equity component, with a cumulative adjustment to retained earnings on the adoption date. Further, the Company reversed the allocation of the issuance costs to the equity component and accounted for the entire amount as debt issuance cost that will be amortized as interest expense over the remaining term at an effective interest rate of 1.63% with a cumulative adjustment to retained earnings on the adoption date.

We recognized the cumulative effect of initially applying this new standard as of December 1, 2021 as an adjustment to the December 1, 2021 opening balance of retained earnings. The conversion option that was previously accounted for in equity under the cash conversion model was recombined into the convertible debt outstanding, and as a result, additional paid in capital and the related unamortized debt discount on the 2026 convertible senior notes were reduced. The removal of the remaining debt discount recorded for this previous separation has the effect of increasing our net debt balance. We recorded a $47.5 million decrease to additional paid-in capital, a $56.0 million decrease to debt discount, a $4.9 million increase to retained earnings, and a $13.4 million decrease to long-term deferred tax liabilities.

As a result of the adoption of ASU 2020-06, non-cash interest expense decreased by approximately $11.5 million in 2022 and 2023 as well as in future periods due to the de-recognition of the debt discount associated with the previously bifurcated equity components of the 2026 Notes. Further, the standard requires the use of the if converted method to calculate diluted earnings per share.

	Fiscal Year Ended
(in thousands)	November 30, 2024	November 30, 2023	November 30, 2022
Contractual interest expense (1% coupon)	$3,610	$3,600	$3,600
Amortization of debt discount and issuance costs(1)	2,174	2,147	2,112
	$5,784	$5,747	$5,712
(1)After the adoption of ASU 2020-06, the effective interest rate for the 2026 Notes was 1.63%. Prior to adoption of ASU 2020-06, the effective interest rate for the 2026 Notes was 5.71%.

Credit Facility

On March 7, 2024, the Company entered into the Credit Agreement with certain lenders, which provides a $900.0 million secured revolving credit facility. The revolving credit facility may be made available in U.S. Dollars and certain other currencies and may be increased, and new term loan commitments may be entered into, by up to an additional $260.0 million if the existing or additional lenders are willing to make such increased commitments. The revolving credit facility has sublimits for swing line loans up to $25.0 million and for the issuance of standby letters of credit in a face amount up to $25.0 million.

Interest rates for the revolving credit facility are determined by reference to a Term Benchmark Rate or a base rate at our option and would range from 1.50% to 3.00% above the Term Benchmark Rate for Term Benchmark-based borrowings or from 0.50% to 2.00% above the defined base rate for base rate borrowings, in each case based upon our consolidated total net leverage ratio. Additionally, we may borrow certain foreign currencies at rates set in the same range above the respective Term Benchmark Rates for those currencies, based on our consolidated total net leverage ratio. A quarterly commitment fee on the undrawn portion of the revolving credit facility is required, ranging from 0.150% to 0.400% per annum, based upon our consolidated total net leverage ratio. The average interest rate of the revolving credit facility during the fiscal year ended November 30, 2024 was 6.80%, and the interest rate as of November 30, 2024 was 6.67%.

The credit facility matures on March 7, 2029. The revolving credit facility does not require amortization of principal. Revolving loans may be borrowed, repaid and reborrowed until the maturity date, at which time all amounts outstanding must be repaid. Accrued interest on the loans is payable quarterly in arrears. During October 2024, we partially funded our acquisition of ShareFile by drawing down $730.0 million under the revolving line of credit. As of November 30, 2024, there was $730.0 million outstanding under the revolving credit facility and $2.6 million of letters of credit.

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

Consideration in the contract is comprised of any fixed payments and variable payments that depend on an index or rate. Payments in the Company's operating lease arrangements primarily consist of base office rent. The Company makes variable payments on certain of its leases related to taxes, insurance, common area maintenance, and utilities, among other things. We sublease certain facilities to third parties, which have remaining lease terms of up to two years.

The components of net operating lease cost for the years ended November 30, 2024, 2023 and 2022 were as follows:

	Fiscal Year Ended
(in thousands)	November 30, 2024	November 30, 2023	November 30, 2022
Lease costs under long-term operating leases	$8,463	$8,935	$7,079
Lease costs under short-term operating leases	156	170	71
Variable lease cost under short-term and long-term operating leases(1)	410	354	282
Operating lease right-of-use asset impairment	2,432	115	—
Sublease income	(599)	(468)	—
Total net operating lease cost	$10,862	$9,106	$7,432
(1) Lease costs that are not fixed at lease commencement.

The table below presents supplemental cash flow information related to leases during the years ended November 30, 2024, 2023 and 2022:

	Fiscal Year Ended
(in thousands)	November 30, 2024	November 30, 2023	November 30, 2022
Cash paid for leases	$11,556	$10,472	$8,571
Right-of-use assets recognized for new leases and amendments (non-cash)	$19,404	$3,444	$451

Weighted average remaining lease term in years and weighted average discount rate are as follows:

	November 30, 2024	November 30, 2023
Weighted average remaining lease term in years	4.61	2.74
Weighted average discount rate	5.8%	4.6%

Future payments under non-cancelable leases at November 30, 2024 are as follows:

(in thousands)
2025	$11,140
2026	9,775
2027	6,118
2028	4,067
2029	3,771
Thereafter	6,024
Total lease payments	40,895
Less imputed interest	(5,434)
Present value of lease liabilities	$35,461

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

Purchase Obligations

In connection with our acquisition of ShareFile, we assumed an existing agreement for cloud-based hosting services through May 2029 with a third-party provider that was entered into by Cloud in the ordinary course of business. The agreement requires a purchase obligation of $130.0 million throughout the term of the agreement. As of November 30, 2024, we had $114.2 million of remaining obligations under this agreement. For the twelve months ended November 30, 2024, the total expense related to this purchase obligation was $2.5 million and is recorded in cost of maintenance and services.

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

Note 11: Stockholders’ Equity

Preferred Stock

Our Board of Directors is authorized to establish one or more series of preferred stock and to fix and determine the number and conditions of preferred shares, including dividend rates, redemption and/or conversion provisions, if any, preferences and voting rights. As of November 30, 2024, there was no preferred stock issued or outstanding.

Common Stock

We have 200,000,000 shares of authorized common stock, $0.01 par value per share, of which 43,360,695 were issued and outstanding at November 30, 2024.

There were 349,364 deferred stock units ("DSUs") outstanding at November 30, 2024. Each DSU represents one share of our common stock and all DSU grants have been made to non-employee members of our Board of Directors. DSUs do not have voting rights and can only be converted into common stock when the recipient ceases to be a member of the Board of Directors or a change in control of the Company occurs.

Common Stock Repurchases

On January 10, 2023, our Board of Directors increased our share repurchase authorization by $150.0 million, to an aggregate authorization of $228.0 million. In fiscal years 2024, 2023, and 2022, we repurchased and retired 1.6 million, 0.6 million and 1.7 million shares of our common stock for $86.8 million, $34.0 million and $77.0 million, respectively. As of November 30, 2024, there was $107.2 million remaining under the current authorization.

Note 12: Stock-Based Compensation

We currently have one stockholder-approved stock plan from which we can issue stock-based awards, which was approved by our stockholders in fiscal year 2008 and most recently amended and approved by stockholders in May 2024 ("2008 Plan"). The 2008 Plan permits the granting of stock awards to officers, members of the Board of Directors, employees and consultants. Awards under the 2008 Plan may include nonqualified stock options, incentive stock options, grants of conditioned or restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals, deferred stock units and stock appreciation rights. A total of 6,048,610 shares were available for issuance as of November 30, 2024.

We had previously adopted two stock plans for which the approval of stockholders is not required: the 2002 Nonqualified Stock Plan ("2002 Plan") and the 2004 Inducement Stock Plan ("2004 Plan"). The 2002 Plan permits the granting of stock awards to non-executive officer employees and consultants. Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Plan. Awards under the 2002 Plan may include nonqualified stock options, grants of conditioned or restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. A total of 102,482 shares were available for issuance under the 2002 Plan as of November 30, 2024. Additional shares cannot be added to the 2002 Plan without stockholder approval. During the fiscal year ended November 30, 2024, we terminated the 2004 Plan.

Under all of our plans, the awards granted generally begin to vest within one year of the grant.

A summary of stock option activity under all the plans is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, December 1, 2023	2,052	$44.09
Granted	266	58.11
Exercised	(379)	44.78
Canceled	(113)	47.54
Options outstanding, November 30, 2024	1,826	$45.89	3.8	$40,435
Exercisable, November 30, 2024	1,133	$43.27	3.1	$28,042
Vested or expected to vest, November 30, 2024	1,826	$45.89	3.8	$40,435

A summary of restricted stock units' activity is as follows:

(in thousands, except per share data)	Number of Shares	Weighted Average Fair Value
Restricted stock units outstanding, December 1, 2023	1,307	$49.27
Granted	979	56.70
Issued	(796)	48.49
Canceled	(88)	53.60
Restricted stock units outstanding, November 30, 2024	1,402	$54.62

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

During the first quarter of fiscal years 2024, 2023 and 2022, we granted performance-based restricted stock units that include two performance metrics under a Long-Term Incentive Plan ("LTIP") where the performance measurement period is three years. For the 2024, 2023 and 2022 plans, the vesting terms were based on the following: (i) 75% is based on achievement of a three-year cumulative operating income, and (ii) 25% is based on our level of attainment of specified TSR targets relative to the percentage appreciation of a specified index of companies for the respective three-year periods. The vesting of LTIP awards is also subject to continued employment of the grantees through the performance period, except in the event of a qualifying termination. In order to estimate the fair value of such awards, we used a Monte Carlo Simulation valuation model for the market condition portion of the award and used the closing price of our common stock on the date of grant, less the present value of expected dividends when applicable, for the portion related to the performance condition.

The 1991 Employee Stock Purchase Plan was most recently amended and approved by stockholders in May 2023 ("ESPP") and permits eligible employees to purchase up to an aggregate of 11,250,000 shares of our common stock through accumulated payroll deductions. The ESPP has a 27-month offering period comprised of nine three-month purchase periods. The purchase price of the stock is equal to 85% of the lesser of the market value of such shares at the beginning of a 27-month offering period or the end of each three-month segment within such offering period. If the market price at any of the nine purchase periods is less than the market price on the first date of the 27-month offering period, subsequent to the purchase, the offering period is canceled and the employee is entered into a new 27-month offering period with the then current market price as the new base price. We issued 324,000 shares, 279,000 shares, and 301,000 shares with weighted average purchase prices of $38.08, $36.88, and $30.59 per share, respectively, in fiscal years 2024, 2023, and 2022, respectively. At November 30, 2024, approximately 783,000 shares were available and reserved for issuance under the ESPP.

We estimated the fair value of stock options and ESPP awards granted in fiscal years 2024, 2023, and 2022 on the measurement dates using the Black-Scholes option valuation model, and LTIP awards using the Monte Carlo Simulation valuation model, with the following weighted average assumptions:

	Fiscal Year Ended
	November 30, 2024	November 30, 2023	November 30, 2022
Stock options:
Expected volatility	27.3%	30.6%	31.0%
Risk-free interest rate	4.1%	3.5%	1.9%
Expected life (in years)	4.8	4.8	4.8
Expected dividend yield	1.2%	1.4%	1.6%
Employee stock purchase plan:
Expected volatility	24.5%	26.9%	31.8%
Risk-free interest rate	4.7%	4.9%	2.4%
Expected life (in years)	1.2	1.2	1.2
Expected dividend yield	1.3%	1.3%	1.5%
Long-term incentive plan:
Expected volatility	26.9%	31.4%	35.1%
Risk-free interest rate	4.1%	3.8%	1.3%
Expected life (in years)	2.8	2.9	2.9
Expected dividend yield	—%	—%	—%

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

Based on the above assumptions, the weighted average estimated fair value of stock options granted in fiscal years 2024, 2023, and 2022 was $15.79, $14.40, and $10.95 per share, respectively. We amortize the estimated fair value of stock options to expense over the vesting period using the straight-line method. The weighted average estimated fair value for shares issued under our ESPP in fiscal years 2024, 2023, and 2022 was $13.11, $13.56, and $11.01 per share, respectively. We amortize the estimated fair value of shares issued under the ESPP to expense over the vesting period using a graded vesting model.

Total unrecognized stock-based compensation expense, net of expected forfeitures, related to unvested stock options and unvested restricted stock awards amounted to $65.8 million at November 30, 2024. These costs are expected to be recognized over a weighted average period of two years.

The following additional activity occurred under our plans:

	Fiscal Year Ended
(in thousands)	November 30, 2024	November 30, 2023	November 30, 2022
Total intrinsic value of stock options on date exercised	$7,471	$12,171	$1,717
Total fair value of deferred stock units on date vested	$1,600	$2,260	$2,029
Total fair value of restricted stock units on date vested	$47,145	$33,402	$25,597

The following table provides the classification of stock-based compensation as reflected in our consolidated statements of operations:

	Fiscal Year Ended
(in thousands)	November 30, 2024	November 30, 2023	November 30, 2022
Cost of maintenance and services	$3,540	$2,976	$1,969
Sales and marketing	8,964	6,797	4,884
Product development	13,551	12,214	10,326
General and administrative	20,701	18,542	19,915
Total stock-based compensation	$46,756	$40,529	$37,094
Income tax benefit included in the provision for income taxes	$10,091	$9,355	$6,344

Note 13: Retirement Plan

We maintain a retirement plan covering all U.S. employees under Section 401(k) of the Internal Revenue Code. Company contributions to the plan are at the discretion of the Board of Directors and totaled approximately $4.0 million, $3.8 million and $3.3 million for fiscal years 2024, 2023 and 2022, respectively.

Note 14: Revenue Recognition

Timing of Revenue Recognition

Our revenues are derived from licensing our products, and from related services, which consist of maintenance, hosting services, SaaS and consulting and education. Information relating to revenue from external customers by revenue type is as follows:

	Fiscal Year Ended
(in thousands)	November 30, 2024	November 30, 2023	November 30, 2022
Performance obligations transferred at a point in time:
Software licenses	$249,331	$220,789	$188,336
Performance obligations transferred over time:
Maintenance	410,556	401,501	362,335
Services	93,522	72,149	51,342
Total revenue	$753,409	$694,439	$602,013

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

	Fiscal Year Ended
(in thousands)	November 30, 2024	November 30, 2023	November 30, 2022
United States	$421,890	$380,672	$310,917
Canada	25,105	30,998	30,237
EMEA	245,287	222,862	207,707
Latin America	20,305	21,112	18,053
Asia Pacific	40,822	38,795	35,099
Total revenue	$753,409	$694,439	$602,013

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

As of November 30, 2024, billing of our long-term unbilled receivables is expected to occur as follows:

(in thousands)
2026	$24,708
2027	4,185
Total	$28,893

Contract assets arise when revenue is recognized in excess of billings and the right to the amount due from customers is conditioned on something other than the passage of time, such as the completion of a related performance obligation. We did not have any net contract assets as of November 30, 2024 or 2023.

Deferred Revenue

Deferred revenue is recorded when revenue is recognized subsequent to customer invoicing. Deferred revenue expected to be recognized as revenue more than one year subsequent to the balance sheet date is included in long-term liabilities on the consolidated balance sheets. Our net deferred revenue balance is primarily made up of deferred maintenance and deferred revenue related to our SaaS offerings.

As of November 30, 2024, the changes in net deferred revenue were as follows:

(in thousands)
Balance, December 1, 2022	$282,440
Billings and other	673,919
Acquired from business combinations	33,116
Revenue recognized	(694,439)
Balance, November 30, 2023	$295,036
Billings and other	766,626
Acquired from business combinations	96,159
Revenue recognized that was deferred in prior periods	(270,965)
Revenue recognized from current period arrangements	(482,444)
Balance, November 30, 2024	$404,412

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of November 30, 2024, transaction price allocated to remaining performance obligations was $488.5 million. We expect to recognize approximately 77% of the revenue within the next year and the remainder thereafter.

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

Certain of our sales incentive programs do meet the requirements to be capitalized. Depending upon the sales incentive program and the related revenue arrangement, such capitalized costs are amortized over the longer of (i) the product life, which is generally three to five years; or (ii) the term of the related revenue contract. We determined that a three to five year product life represents the period of benefit that we receive from these incremental costs based on both qualitative and quantitative factors, which include customer contracts, industry norms, and product upgrades. Total deferred contract costs were $6.7 million, $7.6 million, and $8.8 million as of November 30, 2024, 2023, and 2022, respectively, and are included in other current assets and other assets on our consolidated balance sheets. Amortization of deferred contract costs is included in sales and marketing expense on our consolidated statement of operations and was minimal in all periods presented.

Note 15: Restructuring

The following table provides a summary of activity for all of the restructuring actions, with material actions detailed further below:

(in thousands)	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2021	$4,483	$1,889	$6,372
Costs incurred	414	465	879
Cash disbursements	(1,027)	(2,321)	(3,348)
Translation adjustments and other	—	(3)	(3)
Balance, November 30, 2022	$3,870	$30	$3,900
Costs incurred	1,117	7,290	8,407
Cash disbursements	(1,690)	(5,413)	(7,103)
Translation adjustments and other	—	(17)	(17)
Balance, November 30, 2023	$3,297	$1,890	$5,187
Costs incurred	3,810	6,644	10,454
Cash disbursements	(2,768)	(2,833)	(5,601)
Translation adjustments and other	—	(6)	(6)
Balance, November 30, 2024	$4,339	$5,695	$10,034

2024 Restructurings

During the fourth quarter of fiscal year 2024, we restructured our operations in connection with the acquisition of ShareFile and to streamline our organization to better align with our strategy. This restructuring resulted in a reduction in redundant positions and occurred within all functions and across most geographies in which we operate. Restructuring expenses are related to employee costs, including severance, health benefits and outplacement services. For the fiscal year ended November 30, 2024, we incurred expenses of $5.7 million.

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through the fourth quarter of fiscal year 2025. Accordingly, the balance of the restructuring reserve is included in other accrued liabilities on the consolidated balance sheets at November 30, 2024. We expect to incur additional expenses as part of this action during fiscal year 2025, but we do not expect these costs to be material.

A summary of activity for this restructuring action is as follows:

(in thousands)	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2023	$—	$—	$—
Costs incurred	—	5,717	5,717
Cash disbursements	—	(509)	(509)
Translation adjustments and other	—	(2)	(2)
Balance, November 30, 2024	$—	$5,206	$5,206

2023 Restructurings

During the fourth quarter of fiscal year 2023, we restructured our operations to realign our business and strategic priorities. In connection with this restructuring, we reduced our global workforce by 2%. These workforce reductions occurred within all functions and across most geographies in which we operate. Restructuring expenses are related to employee costs, including severance, health benefits and outplacement services (but excluding stock-based compensation). For the fiscal years ended November 30, 2024 and 2023, we incurred expenses of $0.9 million and $1.7 million, respectively.

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2025. The restructuring reserve is included in other accrued liabilities on the consolidated balance sheets as of November 30, 2024. We do not expect to incur additional material expenses in connection with this restructuring.

During the first quarter of fiscal year 2023, we restructured our operations in connection with the acquisition of MarkLogic. This restructuring resulted in a reduction in redundant positions, primarily within administrative functions of MarkLogic. Additionally, in 2024, we terminated MarkLogic leases. For the fiscal years ended November 30, 2024 and 2023, we incurred expenses of $2.9 million and $5.7 million, respectively.

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2027. Accordingly, the balance of the restructuring reserve is included in short-term and long-term operating lease liabilities on the consolidated balance sheets at November 30, 2024. We expect to incur additional expenses as part of this action related to facility closures as we consolidate offices during fiscal year 2025.

2020 Restructurings

During the fourth quarter of fiscal year 2020, we restructured our operations in connection with the acquisition of Chef. This restructuring resulted in a reduction in redundant positions, primarily within the administrative functions of Chef. For the fiscal years ended November 30, 2024, 2023 and 2022, we incurred expenses of $0.9 million, $0.9 million and $0.4 million, respectively.

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2027. Accordingly, the balance of the restructuring reserve is included in short-term and long-term operating lease liabilities on the consolidated balance sheets at November 30, 2024. We expect to incur additional expenses as part of this action related to facility closures as we consolidate offices in various locations during fiscal year 2025, but we do not expect these costs to be material.

Note 16: Income Taxes

The components of income before income taxes are as follows:

	Fiscal Year Ended
(in thousands)	November 30, 2024	November 30, 2023	November 30, 2022
U.S.	$73,746	$70,659	$103,917
Foreign	20,518	8,998	13,338
Total	$94,264	$79,657	$117,255

The provision for income taxes is comprised of the following:

	Fiscal Year Ended
(in thousands)	November 30, 2024	November 30, 2023	November 30, 2022
Current:
Federal	$23,768	$28,905	$20,118
State	4,635	4,373	5,039
Foreign	5,173	4,823	4,631
Total current	33,576	38,101	29,788
Deferred
Federal	(7,868)	(22,763)	(4,683)
State	(163)	(1,592)	(1,537)
Foreign	281	(4,286)	(1,382)
Total deferred	(7,750)	(28,641)	(7,602)
Total	$25,826	$9,460	$22,186

A reconciliation of the income taxes incurred at the U.S. federal statutory rate compared to the effective tax rate is as follows:

	Fiscal Year Ended
(in thousands)	November 30, 2024	November 30, 2023	November 30, 2022
Tax at U.S. federal statutory rate	$19,795	$16,728	$24,624
Foreign rate differences	(728)	(644)	475
Effects of foreign operations included in U.S. federal provision	1,158	447	401
State income taxes, net	1,480	1,814	2,424
Research credits	(2,513)	(894)	(1,268)
Nondeductible stock-based compensation	2,625	2,498	2,725
Meals and entertainment	155	162	185
Compensation subject to 162(m)	1,028	928	878
Uncertain tax positions and tax settlements	(108)	(1,056)	(163)
Net excess tax benefit from stock-based compensation plans	(1,419)	(2,058)	(266)
Global intangible low tax inclusion	797	244	17
Foreign derived intangible deduction	(10,218)	(8,297)	(7,769)
Tax on unremitted earnings	13,889	—	—
Other	(115)	(412)	(77)
Total	$25,826	$9,460	$22,186

The components of deferred tax assets and liabilities are as follows:

(in thousands)	November 30, 2024	November 30, 2023
Deferred tax assets:
Accounts receivable	$163	$174
Accrued compensation	6,919	5,101
Accrued liabilities and other	5,638	2,511
Deferred revenue	40,199	20,204
Stock-based compensation	10,138	9,459
Original issue discount	12,055	5,135
Tax credit and loss carryforwards	23,654	34,948
Operating lease liabilities	6,335	3,208
Capitalized research and development	36,006	20,814
Gross deferred tax assets	141,107	101,554
Valuation allowance	(1,656)	(2,381)
Total deferred tax assets	139,451	99,173
Deferred tax liabilities:
Goodwill	(27,646)	(25,454)
Right-of-use lease assets	(5,200)	(2,196)
Depreciation and amortization	(34,385)	(55,962)
Unremitted earnings of foreign subsidiaries	(13,674)	—
Prepaid expenses	(4,646)	(4,083)
Total deferred tax liabilities	(85,551)	(87,695)
Total	$53,900	$11,478

Under provisions of the Tax Cuts and Jobs Act pursuant to Internal Revenue Code Section 174, beginning in fiscal year 2023 specific research and experimental ("R&E") expenditures are now required to be capitalized and amortized over five years for U.S. R&E and fifteen years for foreign R&E.

The valuation allowance primarily applies to net operating loss carryforwards in foreign jurisdictions under conditions where realization is not more likely than not. The $0.9 million decrease in the valuation allowance during fiscal year 2024 primarily relates to losses in a foreign subsidiary that have expired prior to utilization.

At November 30, 2024, we have federal and foreign net operating loss carryforwards of $35.2 million expiring on various dates through 2035 and $36.7 million that do not expire. In addition, we have state net operating loss carryforwards of $39.9 million expiring on various dates through 2043 and $15.6 million that do not expire. At November 30, 2024, we have state tax credit carryforwards of approximately $1.7 million expiring on various dates through 2039 and $3.2 million that may be carried forward indefinitely. In addition, we have federal tax credit carryforwards of approximately $5.9 million expiring on various dates through 2039.

During the fourth quarter of 2024, we made the determination that a substantial portion of unremitted foreign earnings are no longer indefinitely reinvested. We made the decision as a direct result of changes in business needs related to the acquisition of ShareFile. As a result of the acquisition, the Company plans to utilize worldwide cash based on the needs of the parent entity. These amounts will be repatriated as needed. At November 30, 2024 we maintain a deferred tax liability of $13.7 million for the U.S. federal, state and foreign withholding taxes expected to be imposed upon the repatriation of unremitted foreign earnings that are not considered indefinitely reinvested. There is approximately $30.0 million of unremitted foreign earnings which are deemed to be indefinitely reinvested to support the working capital requirements of our foreign subsidiaries. A determination of the deferred tax liability on this amount is not practicable due to the complexities, variables and assumptions inherent in the hypothetical calculations.

As of November 30, 2024, the total amount of unrecognized tax benefits was $5.2 million, of which $1.3 million was recorded in other noncurrent liabilities on the consolidated balance sheet and $3.9 million as a reduction of deferred tax assets, principally related to U.S net operating loss carry-forwards and federal and state research and development tax credits.

A reconciliation of the balance of our unrecognized tax benefits is as follows:

	Fiscal Year Ended
(in thousands)	November 30, 2024	November 30, 2023	November 30, 2022
Balance, beginning of year	$5,172	$5,276	$5,471
Tax positions related to a prior period	416	19	—
Tax positions acquired	311	423	—
Settlements with tax authorities	—	(367)	(45)
Lapses due to expiration of the statute of limitations	(665)	(179)	(150)
Balance, end of year	$5,234	$5,172	$5,276

If recognized, all amounts of unrecognized tax benefits would affect the effective tax rate.

We recognize interest and penalties related to uncertain tax positions as a component of our provision for income taxes. There was a minimal amount of estimated interest and penalties recorded in the provision for income taxes in the periods presented. We have accrued $0.3 million and $0.5 million of estimated interest and penalties at November 30, 2024 and 2023, respectively. We do not expect any significant changes to the amount of unrecognized tax benefits in the next twelve months.

Our federal income tax returns have been examined or are closed by statute for all years prior to fiscal year 2021. Our state income tax returns have been examined or are closed by statute for all years prior to fiscal year 2020, and we are no longer subject to audit for those periods. Tax authorities for certain non-U.S. jurisdictions are also examining tax returns for various years dating back to 2016 and the Company does not expect the results of these examinations to be material to our consolidated balance sheets, cash flows or statements of income. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal year 2019.

Note 17: Earnings Per Share

We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding plus the effect of outstanding dilutive stock options, restricted stock units and deferred stock units, using the treasury stock method and the effect of our convertible debt using the if-converted method. The following table sets forth the calculation of basic and diluted earnings per share from continuing operations:

	Fiscal Year Ended
(in thousands, except per share data)	November 30, 2024	November 30, 2023	November 30, 2022
Net income	$68,438	$70,197	$95,069
Weighted average shares outstanding	43,268	43,456	43,475
Effect of dilution from common stock equivalents	992	1,158	772
Effect of dilution from if-converted convertible notes	167	44	—
Diluted weighted average shares outstanding	44,427	44,658	44,247

Earnings per share:
Basic	$1.58	$1.62	$2.19
Diluted	$1.54	$1.57	$2.15

We excluded stock awards representing approximately 699,000 shares, 297,000 shares, and 1,751,000 shares of common stock from the calculation of diluted earnings per share in the fiscal years ended November 30, 2024, 2023 and 2022, respectively, because these awards were anti-dilutive.

The dilutive impact of the convertible debt on diluted earnings per share is measured using the if-converted method. However, because the principal amount will be settled in cash, the dilutive impact of applying the if-converted method is limited to the in-the-money portion, if any. During the fiscal years ended November 30, 2024 and 2023, we included the 2026 Notes in our diluted earnings per share calculation. During the fiscal year ended November 30, 2022, we excluded the 2026 Notes in our diluted earnings per share calculation because the conversion feature in the 2026 Notes was out of the money. During the fiscal year ended November 30, 2024, we excluded the 2030 Notes in our diluted earnings per share calculation because the conversion feature in the 2030 Notes was out of the money.

Note 18: Business Segments and International Operations

Operating segments are components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker ("CODM") in deciding how to allocate resources and assess performance. Our CODM is our Chief Executive Officer.

We operate as one operating segment: software products for the development, deployment, and management of responsible, AI-powered applications and digital experiences. Our CODM evaluates financial information on a consolidated basis.

Long-lived assets, comprised of our property and equipment, totaled $7.9 million and $8.2 million in the U.S. and $5.8 million and $7.0 million outside of the U.S. at November 30, 2024 and 2023, respectively. At November 30, 2024, Bulgaria accounted for more than 10% of our consolidated long-lived assets. At November 30, 2023, India accounted for more than 10% of our consolidated long-lived assets.

Note 19: Cyber Related Matters

November 2022 Cyber Incident

Following the detection of irregular activity on certain portions of our corporate network, we engaged outside cybersecurity experts and other incident response professionals to conduct a forensic investigation and assess the extent and scope of the incident. Costs for this incident were primarily related to the engagement of external cybersecurity experts and other incident response professionals. We did not incur costs related to this incident during fiscal year 2024 and do not expect to incur additional costs as the investigation is closed. For the fiscal year ended November 30, 2023, we incurred expenses of $4.7 million, net of insurance reimbursements, related to this incident.

MOVEit Vulnerability

Description of Event

As previously disclosed, on the evening of May 28, 2023, we learned that our MOVEit Transfer (the on-premise version) and MOVEit Cloud (a cloud-hosted version of MOVEit Transfer) products were attacked via a "zero-day vulnerability" that could provide for unauthorized escalated privileges and access to the customer’s underlying environment (the "MOVEit Vulnerability"). A "zero-day vulnerability" is a vulnerability that has been publicly disclosed and/or exploited (e.g., by an independent researcher or threat actor) before the software vendor has an opportunity to patch it. We continue to monitor the impact of the MOVEit Vulnerability on our business, operations, and financial results. MOVEit Transfer and MOVEit Cloud represented less than 4% of our revenue in the periods presented.

Litigation and Governmental Investigations Arising from the MOVEit Vulnerability

As a result of the MOVEit Vulnerability, we are party to certain class action lawsuits filed by individuals who claim to have been impacted by the exfiltration of data from the environments of our MOVEit Transfer customers, which the Judicial Panel on Multidistrict Litigation transferred to the District of Massachusetts for coordinated and consolidated proceedings (the "MDL"). The MDL has also consolidated the previously disclosed insurance subrogation claims (where an insurer is seeking recovery for expenses incurred on behalf of its insured in connection with the MOVEit Vulnerability) and, as of the date of this filing, one customer cross-claim.

We have also been cooperating with inquires and investigations from: (i) several domestic and foreign data privacy regulators (as of the date of this filing, we have assisted with all inquires and investigations, a number of which have been formally closed without regulatory action), (ii) several state attorneys general (as of the date of this filing, we have assisted with all inquires and investigations, and are not aware of any enforcement or regulatory actions directed against Progress), (iii) a U.S. federal law enforcement agency (as of the date of this filing, we have assisted with all inquiries under this investigation and this is not an enforcement action or formal governmental investigation targeting Progress), and (iv) on December 21, 2023, we received a preservation notice from the Federal Trade Commission (the "FTC"), but have not otherwise received a request for information, nor are we aware of any formal FTC investigation.

Such claims and investigations may have an adverse effect on how we operate our business and our results of operations, and in the future, we may be subject to additional governmental or regulatory investigations, as well as additional litigation or indemnification claims. Our financial liability arising from any of the foregoing will depend on many factors, including the extent to which governmental entities investigate the matter and limitations contained within our customer contracts; therefore, we are unable at this time to estimate the quantitative impact of any such liability with any reasonable degree of certainty. As our litigation response continues, we will continue to assess the potential impact of the MOVEit Vulnerability on our business, operations, and financial results. Also, each of the governmental inquiries and investigations mentioned above could result in adverse judgments, settlements, fines, penalties, or other resolutions, the amount, scope and timing of which could be material, but which we are currently unable to predict.

Expenses Incurred and Future Costs

For the fiscal years ended November 30, 2024 and 2023, we incurred net costs of $5.6 million and $1.5 million, respectively, related to the MOVEit Vulnerability. The costs recognized are net of insurance recoveries of $2.1 million and $3.7 million, respectively. The timing of recognizing insurance recoveries may differ from the timing of recognizing the associated expenses.

We expect to continue to incur investigation, legal and professional services expenses associated with the MOVEit Vulnerability in future periods. We will recognize these expenses as services are received, net of insurance recoveries. While a loss from these matters is reasonably possible, we cannot reasonably estimate a range of possible losses at this time, particularly while the foregoing matters remain ongoing. Furthermore, with respect to the MDL, the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved. Also, each of the governmental inquiries and investigations mentioned above could result in adverse judgements, settlements, fines, penalties, or other resolutions, the amount, scope and timing of which could be material, but of which we are currently unable to reasonably estimate. Therefore, we have not recorded a loss contingency liability for the MOVEit Vulnerability as of November 30, 2024.

Insurance Coverage

During the period when the November 2022 Cyber Incident and the MOVEit Vulnerability occurred, we maintained $15.0 million of cybersecurity insurance coverage, which is expected to reduce our exposure to expenses and liabilities arising from these events. As of November 30, 2024, we have recorded approximately $8.3 million in insurance recoveries, of which $2.5 million was related to the

November 2022 Cyber Incident and $5.8 million was related to the May 2023 MOVEit Vulnerability, providing us with approximately $6.7 million of additional cybersecurity insurance coverage under the applicable policy (which is subject to a $0.5 million retention per claim). We will pursue recoveries to the maximum extent available under our insurance policies.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act") that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), as appropriate, to allow for timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of November 30, 2024.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2024. Our assessment was based on the framework in the updated Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company acquired ShareFile on October 31, 2024. Management excluded ShareFile from its assessment of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2024. This exclusion was in accordance with SEC guidance that an assessment of a recently acquired business’s internal control over financial reporting may be omitted from management’s report on internal control over financial reporting in the year of acquisition of the business. ShareFile represented, in aggregate, approximately 1% of the Company’s total consolidated assets (excluding goodwill and intangibles, which are included in the scope of the assessment) and less than 3% of total consolidated revenues, as of and for the year ended November 30, 2024. Based on our assessment we believe that as of November 30, 2024, our internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, our independent registered public accounting firm, which audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting, which is included in this Item 9A below.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended November 30, 2024 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

(d) Report of independent registered public accounting firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Progress Software Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Progress Software Corporation and subsidiaries (the "Company") as of November 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended November 30, 2024, of the Company and our report dated January 21, 2025, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting of ShareFile, which was acquired during the year ended November 30, 2024 and whose financial statements constitute approximately 1% of total assets (exclusive of acquired intangible assets and goodwill) and 3% of total revenues of the consolidated financial statement amounts as of and for the year ended November 30, 2024. Accordingly, our audit did not include the internal control over financial reporting of ShareFile.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
January 21, 2025

Item 9B. Other Information

On January 14, 2025, the Board of Directors of the Company approved an amendment to the Company's Bylaws to (i) delegate authority to the Company’s Chief Executive Officer to approve the appointment of certain officer positions, including roles below the executive officer level and (ii) clarify and further enhance procedural mechanics in connection with stockholder nominations of directors, including by requiring a stockholder delivering a nomination notice pursuant to the advance notice provisions of the Bylaws to (A) fully comply with Rule 14a-19 under the Securities Exchange Act of 1934, as amended, and (B) deliver reasonable evidence that such stockholder has met the requirements of Rule 14a-19(a)(3) no later than five business days prior to the applicable stockholder meeting. The foregoing description of the amendment does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Bylaws filed as Exhibit 3.3 hereto and incorporated herein by reference.

(b) Insider Adoption or Termination of Trading Arrangements

During the fourth quarter of fiscal year 2024, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

This information will be contained in our definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation

This information will be contained in our definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information will be contained in our definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

This information will be contained in our definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

This information will be contained in our definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Annual Report on Form 10-K

1. Financial Statements (included in Part II, Item 8 of this Annual Report on Form 10-K):

•Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
•Consolidated Balance Sheets as of November 30, 2024 and 2023
•Consolidated Statements of Operations for the years ended November 30, 2024, 2023 and 2022
•Consolidated Statements of Comprehensive Income for the years ended November 30, 2024, 2023 and 2022
•Consolidated Statements of Stockholders’ Equity for the years ended November 30, 2024, 2023 and 2022
•Consolidated Statements of Cash Flows for the years ended November 30, 2024, 2023 and 2022
•Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Financial statement schedules are omitted as they are either not required or the information is otherwise included in the consolidated financial statements.

(b) Exhibits

The Company has filed with this report or incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
2.1*	Stock Purchase Agreement, dated January 3, 2023, between Progress Software Corporation, Vector Maven Holdings, Inc., and Vector Maven Holdings, L.P.	8-K	1/3/2023	2.1
2.2*	Asset Purchase Agreement, dated September 9, 2024, by and between Cloud Software Group, Inc. and Progress Software Corporation	8-K	9/9/2024	2.1
3.1	Certificate of Conversion from Non-Delaware Corporation to Delaware Corporation	8-K	5/14/2015	3.1
3.2	Certificate of Incorporation	8-K	5/14/2015	3.2
3.2.1	Certificate of Correction to Certification of Incorporation	10-K	1/29/2016	3.2.1
3.3	Amended and Restated By-Laws, as amended January 14, 2025				X
4.1	Specimen certificate for the Common Stock	10-K	1/30/2012	4.1
4.2	Description of Registered Securities	10-K	1/27/2020	4.2
4.3	Indenture, dated as of April 13, 2021, between Progress Software Corporation and U.S. Bank National Association, as trustee	8-K	4/13/2021	4.1
4.4	Form of 1.00% Convertible Senior Note due 2026 (included as Exhibit A in Exhibit 4.3)	8-K	4/13/2021	4.1
4.5	Indenture, dated as of March 1, 2024, between Progress Software Corporation and U.S. Bank Trust Company, National Association, as trustee	8-K	3/1/2024	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
4.6	Form of 3.50% Convertible Senior Note due 2030 (included as Exhibit A in Exhibit 4.5)	8-K	3/1/2024	4.1
10.1**	2002 Nonqualified Stock Plan, as amended and restated	10-K	1/29/2016	10.5
10.2**	2004 Inducement Stock Plan, as amended and restated	10-K	1/29/2016	10.6
10.3**	Progress Software Corporation 1991 Employee Stock Purchase Plan, as amended and restated	DEF 14A	3/29/2023	Appendix B
10.4**	Progress Software Corporation 2008 Stock Option and Incentive Plan, as amended and restated	DEF 14A	3/27/2024	Appendix A
10.5**	Form of Notice of Grant of Stock Options and Grant Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan	10-K	1/29/2014	10.9
10.6**	Progress Software Corporation Corporate Executive Bonus Plan	10-K	1/29/2013	10.10
10.7**	Progress Software Corporation Compensation Program for Non-Employee Directors				X
10.8**	Form of Performance-Based Stock Unit Agreement under the Amended and Restated Progress Software Corporation 2008 Stock Option and Incentive Plan	10-K	1/26/2024	10.7
10.9**	Form of Deferred Stock Unit Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan	10-K	1/29/2014	10.12
10.10**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 2008 Stock Option and Incentive Plan (Initial Grant)	10-K	1/29/2014	10.13
10.11**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 2008 Stock Option and Incentive Plan (Annual Grant)	10-K	1/29/2014	10.14
10.12**	Form of Restricted Stock Unit Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan	10-K	1/29/2015	10.15
10.13**	Employment Agreement, dated October 10, 2016, by and between Progress Software Corporation and Yogesh Gupta	8-K	10/14/2016	10.1
10.14**	Employee Retention and Motivation Agreement, dated as of October 10, 2016, by and between Progress Software Corporation and Yogesh Gupta	8-K	10/14/2016	10.2
10.15**	Employment Agreement, dated January 16, 2020, by and between Progress Software Corporation and Anthony Folger	8-K	1/17/2020	10.1
10.16**	Form of Employee Retention and Motivation Agreement (Amended and Restated as of January 9, 2023)	10-K	1/26/2024	10.15
10.17**	Form of Termination Letter (Executive Officers)	10-K	1/27/2020	10.21
10.18**	Form of Separation Agreement and Release (Executive Officers)	10-K	1/27/2020	10.22
10.19	Form of 2021 Capped Call Confirmation	8-K	4/13/2021	10.1
10.20	Form of 2024 Capped Call Confirmation	8-K	3/1/2024	10.1
10.21*
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
		8-K	3/8/2024	10.1
19.1	Insider Trading Policy				X
21.1	List of Subsidiaries of the Registrant				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm				X
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Yogesh Gupta				X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Anthony Folger				X
32.1†	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Progress Software Corporation Clawback Policy	10-K	1/26/2024	97
101***	The following materials from Progress Software Corporation’s Annual Report on Form 10-K for the year ended November 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2024 and 2023, (ii) Consolidated Statements of Operations for the years ended November 30, 2024, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income for the years ended November 30, 2024, 2023 and 2022, (iv) Consolidated Statements of Stockholders’ Equity for the years ended November 30, 2024, 2023 and 2022, and (v) Consolidated Statements of Cash Flows for the years ended November 30, 2024, 2023 and 2022.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Certain schedules and exhibits have been omitted from this Exhibit pursuant to Item 601(a)(5) of Regulation S-K. Progress Software Corporation will furnish a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission or its staff upon request.
**	Management contract or compensatory plan or arrangement in which an executive officer or director of Progress Software Corporation participates.
***	Pursuant to Rule 406T of Regulations S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
†	Furnished herewith.

(c) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown on the financial statements or notes hereto.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of January 2025.

PROGRESS SOFTWARE CORPORATION

By:	/s/ YOGESH K. GUPTA
Yogesh K. Gupta
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ YOGESH K. GUPTA	President and Chief Executive Officer	January 21, 2025
Yogesh K. Gupta	(Principal Executive Officer)

/s/ ANTHONY FOLGER	Executive Vice President and Chief Financial Officer	January 21, 2025
Anthony Folger	(Principal Financial Officer)

/s/ DOMENIC LOCOCO	Chief Accounting Officer	January 21, 2025
Domenic LoCoco	(Principal Accounting Officer)

/s/ JOHN R. EGAN	Non-Executive Chairman	January 21, 2025
John R. Egan

/s/ PAUL T. DACIER	Director	January 21, 2025
Paul T. Dacier

/s/ RAINER GAWLICK	Director	January 21, 2025
Rainer Gawlick

/s/ CHARLES F. KANE	Director	January 21, 2025
Charles F. Kane

/s/ SAMSKRITI KING	Director	January 21, 2025
Samskriti King

/s/ DAVID A. KRALL	Director	January 21, 2025
David A. Krall

/s/ ANGELA TUCCI	Director	January 21, 2025
Angela Tucci

/s/ VIVIAN VITALE	Director	January 21, 2025
Vivian Vitale