Form 10-Q
period 2025-02-28
PROGRESS SOFTWARE CORP /MA
filed 2025-03-31
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2025
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

Not applicable
(Former name or former address and formal fiscal year, if changed since last report.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of March 27, 2025, there were 43,025,995 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(in thousands, except share data)	February 28, 2025	November 30, 2024
Assets
Current assets:
Cash and cash equivalents	$124,161	$118,077
Accounts receivable, net	126,366	163,575
Unbilled receivables	35,454	34,672
Other current assets	54,694	52,489
Total current assets	340,675	368,813
Long-term unbilled receivables	30,416	28,893
Property and equipment, net	13,233	13,746
Intangible assets, net	686,359	723,571
Goodwill	1,293,822	1,292,177
Right-of-use lease assets	28,308	30,894
Deferred tax assets	57,452	56,179
Other assets	12,153	12,693
Total assets	$2,462,418	$2,526,966
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,770	$13,910
Short-term deferred revenue, net	328,798	332,142
Accrued compensation and related payroll taxes	43,154	64,672
Short-term operating lease liabilities	8,975	9,202
Other accrued liabilities	32,844	35,219
Total current liabilities	428,541	455,145
Long-term deferred revenue, net	71,508	72,270
Convertible senior notes, net	797,277	796,267
Long-term debt, net	700,000	730,000
Long-term operating lease liabilities	24,260	26,259
Deferred tax liabilities	2,286	2,279
Other noncurrent liabilities	6,699	5,958
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized, 10,000,000 shares; issued, none	—	—
Common stock, $0.01 par value; authorized, 200,000,000 shares; issued and outstanding, 43,021,707 shares in 2025 and 43,360,695 shares in 2024	430	434
Additional paid-in capital	353,039	354,158
Retained earnings	115,999	120,405
Accumulated other comprehensive loss	(37,621)	(36,209)
Total stockholders’ equity	431,847	438,788
Total liabilities and stockholders’ equity	$2,462,418	$2,526,966
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

	Three Months Ended
(in thousands, except per share data)	February 28, 2025	February 29, 2024
Revenue:
Software licenses	$58,445	$64,100
Maintenance, SaaS, and professional services	179,570	120,585
Total revenue	238,015	184,685
Costs of revenue:
Cost of software licenses	2,925	2,731
Cost of maintenance, SaaS, and professional services	32,884	22,219
Amortization of acquired intangibles	10,422	7,859
Total costs of revenue	46,231	32,809
Gross profit	191,784	151,876
Operating expenses:
Sales and marketing	51,296	39,111
Product development	46,375	34,988
General and administrative	25,623	21,344
Amortization of acquired intangibles	25,808	17,389
Cyber vulnerability response expenses, net	737	987
Restructuring expenses	7,029	2,349
Acquisition-related expenses	2,490	702
Total operating expenses	159,358	116,870
Income from operations	32,426	35,006
Other (expense) income:
Interest expense	(18,429)	(7,344)
Interest income and other, net	487	624
Foreign currency loss, net	(1,182)	(679)
Total other expense, net	(19,124)	(7,399)
Income before income taxes	13,302	27,607
Provision for income taxes	2,356	4,968
Net income	$10,946	$22,639
Earnings per share:
Basic	$0.25	$0.52
Diluted	$0.24	$0.51
Weighted average shares outstanding:
Basic	43,256	43,802
Diluted	44,887	44,826

Cash dividends declared per common share	$—	$0.175
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
(in thousands)	February 28, 2025	February 29, 2024
Net income	$10,946	$22,639
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(1,412)	(1,546)
Unrealized loss on hedging activity, net of tax benefit of $218 for the three months ended February 29, 2024	—	(690)
Total other comprehensive loss, net of tax	(1,412)	(2,236)
Comprehensive income	$9,534	$20,403

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders’ Equity

	Three Months Ended February 28, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2024	43,361	$434	$354,158	$120,405	$(36,209)	$438,788
Issuance of stock under employee stock purchase plan	57	—	2,196	—	—	2,196
Exercise of stock options	37	—	1,470	—	—	1,470
Vesting of restricted stock units	187	2	(2)	—	—	—
Withholding tax payments related to net issuance of RSUs	(81)	(1)	(4,640)	—	—	(4,641)
Stock-based compensation	—	—	14,683	—	—	14,683
Treasury stock repurchases and retirements, including excise tax	(539)	(5)	(14,826)	(15,352)	—	(30,183)
Net income	—	—	—	10,946	—	10,946
Other comprehensive loss	—	—	—	—	(1,412)	(1,412)
Balance, February 28, 2025	43,022	$430	$353,039	$115,999	$(37,621)	$431,847

	Three Months Ended February 29, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2023	43,796	$438	$370,579	$120,858	$(32,160)	$459,715
Issuance of stock under employee stock purchase plan	66	1	2,530	—	—	2,531
Exercise of stock options	80	1	3,249	—	—	3,250
Vesting of restricted stock units	244	2	(2)	—	—	—
Withholding tax payments related to net issuance of RSUs	(103)	(1)	(5,889)	—	—	(5,890)
Stock-based compensation	—	—	12,464	—	—	12,464
Dividends declared	—	—	—	(8,230)	—	(8,230)
Treasury stock repurchases and retirements	(394)	(4)	(10,658)	(11,838)	—	(22,500)
Net income	—	—	—	22,639	—	22,639
Other comprehensive loss	—	—	—	—	(2,236)	(2,236)
Balance, February 29, 2024	43,689	$437	$372,273	$123,429	$(34,396)	$461,743

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(in thousands)	February 28, 2025	February 29, 2024
Cash flows from operating activities:
Net income	$10,946	$22,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,619	1,589
Amortization of acquired intangibles and other	36,581	25,408
Amortization of debt discount and issuance costs	1,009	547
Stock-based compensation	14,683	12,464
Non-cash lease expense	3,443	4,259
Deferred income taxes	(1,696)	(3,295)
Credit losses and other sales allowances	1,323	363
Changes in operating assets and liabilities:
Accounts receivable	33,008	30,454
Other assets	(2,168)	1,530
Accounts payable and accrued liabilities	(22,821)	(24,897)
Lease liabilities	(3,080)	(2,949)
Income taxes payable	(260)	(461)
Deferred revenue, net	(3,640)	2,853
Net cash flows from operating activities	68,947	70,504
Net cash flows used in investing activities:
Purchases of property and equipment	(1,290)	(309)
Payments for acquisitions	(1,195)	—
Net cash flows used in investing activities	(2,485)	(309)
Net cash flows used in financing activities:
Proceeds from equity plans	6,238	7,583
Payments for taxes related to net share settlements of equity awards	(4,641)	(5,890)
Repurchases of common stock, including excise tax	(30,108)	(22,500)
Dividend equivalent and dividend payments to stockholders	(359)	(8,171)
Repayment of revolving line of credit	(30,000)	(30,000)
Principal payment on term loan	—	(3,437)
Net cash flows used in financing activities	(58,870)	(62,415)
Effect of exchange rate changes on cash and cash equivalents	(1,508)	(1,516)
Net increase in cash and cash equivalents	6,084	6,264
Cash and cash equivalents, beginning of period	118,077	126,958
Cash and cash equivalents, end of period	$124,161	$133,222

Condensed Consolidated Statements of Cash Flows, continued

	Three Months Ended
(in thousands)	February 28, 2025	February 29, 2024
Supplemental disclosure:
Cash paid for income taxes, net of refunds of $778 in 2025 and $856 in 2024	$3,121	$3,179
Cash paid for interest	$12,121	$5,570
Non-cash investing and financing activities:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$10,677	$13,947
Dividends declared and unpaid	$—	$8,435
See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1: Basis of Presentation

Company Overview - Progress Software Corporation ("Progress," the "Company," "we," "us," or "our") provides software products that enable our customers to develop, deploy and manage responsible AI-powered applications and digital experiences.

Many of our products are sold as perpetual licenses, but certain products use term licensing models and our cloud-based offerings are marketed as software-as-a-service ("SaaS") offerings. More than half of our worldwide license revenue is realized through relationships with indirect channel partners, principally independent software vendors ("ISVs"), original equipment manufacturers ("OEMs"), distributors and value-added resellers. ISVs develop and market applications using our technology and resell our products in conjunction with sales of their own products that incorporate our technology. OEMs are companies that embed our products into their own software products or devices. Value-added resellers are companies that add features or services to our product, then resell it as an integrated product or complete "turn-key" solution. In October 2024, we acquired ShareFile, a SaaS offering.

We operate in North America, Latin America, Europe, the Middle East and Africa ("EMEA"), and Asia and Australia ("Asia Pacific"), through local subsidiaries as well as independent distributors.

Basis of Presentation and Significant Accounting Policies - We prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements and these unaudited financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2024, as filed with the SEC on January 21, 2025 (our "2024 Annual Report").

We made no material changes in the application of our significant accounting policies that were disclosed in our 2024 Annual Report. We have prepared the accompanying unaudited condensed consolidated financial statements on the same basis as the audited financial statements included in our 2024 Annual Report, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year.

Use of Estimates

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, management evaluates its estimates and records changes in estimates in the period in which they become known. These estimates are based on historical data and experience, as well as various other assumptions that management believes to be reasonable under the circumstances. The most significant estimates relate to revenue recognition, loss contingencies and the MOVEit Vulnerability (as defined herein), and business combinations. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective beginning with the Company’s 2025 fiscal year annual reporting period. The Company is currently evaluating the impact that the adoption of this standard and will include the additional disclosures in the financial statements for the fiscal year ended November 30, 2025.

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

Note 2: Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at February 28, 2025:

		Fair Value Measurements Using
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$1,962	$1,962	$—	$—
Liabilities
Foreign exchange derivatives	$(1,752)	$—	$(1,752)	$—

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at November 30, 2024:

		Fair Value Measurements Using
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$1,823	$1,823	$—	$—
Liabilities
Foreign exchange derivatives	$(624)	$—	$(624)	$—

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

Assets and Liabilities Not Carried at Fair Value

Fair Value of the Convertible Senior Notes

The following table details the fair value and carrying value of our Convertible Senior Notes due 2026 and 2030 (together referred to as "the Notes"):

	February 28, 2025		November 30, 2024
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible senior notes due 2026(1)	$357,497	$391,775	$356,946	$449,094
Convertible senior notes due 2030(2)	439,780	485,864	439,321	550,827
Total	$797,277	$877,639	$796,267	$999,921
(1) The carrying value of the convertible senior notes due 2026 (the "2026 Notes"), is reflected net of $2.5 million and $3.1 million of unamortized debt issuance costs as of February 28, 2025 and November 30, 2024, respectively.
(2) The carrying value of the convertible senior notes due 2030 (the "2030 Notes"), is reflected net of $10.2 million and $10.7 million of unamortized debt issuance costs as of February 28, 2025 and November 30, 2024, respectively.

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

Note 3: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes:

	February 28, 2025			November 30, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$399,000	$(220,686)	$178,314	$399,000	$(210,264)	$188,736
Customer-related	776,608	(306,138)	470,470	777,608	(282,384)	495,224
Trademarks and trade names	77,111	(39,536)	37,575	77,111	(37,500)	39,611
Total	$1,252,719	$(566,360)	$686,359	$1,253,719	$(530,148)	$723,571

In the three months ended February 28, 2025 and February 29, 2024, amortization expense related to intangible assets was $36.2 million and $25.2 million, respectively.

Future amortization expense for intangible assets as of February 28, 2025, is as follows:

(in thousands)
Remainder of 2025	$108,406
2026	135,361
2027	111,026
2028	99,443
2029	99,443
Thereafter	132,680
Total	$686,359

Goodwill

Changes in the carrying amount of goodwill in the three months ended February 28, 2025 are as follows:

(in thousands)
Balance, December 1, 2024	$1,292,177
Additions(1)	1,632
Translation adjustments	13
Balance, February 28, 2025	$1,293,822
(1) The additions to goodwill during fiscal year 2025 represent measurement period adjustments related to the acquisition of ShareFile in October 2024. See Note 4: Business Combinations for additional information.

Note 4: Business Combinations

ShareFile Acquisition

On October 31, 2024, we completed the acquisition of ShareFile from Cloud Software Group, Inc. and its subsidiaries ("Cloud") for an aggregate purchase price of $875.0 million in cash, subject to a $25.0 million working capital credit and certain customary adjustments. We funded the acquisition through $730.0 million in borrowings under our existing $900.0 million revolving credit facility and cash on hand. Refer to Note 5: Debt for further information.

The acquisition consideration for ShareFile has been preliminarily allocated to ShareFile’s assets and assumed liabilities based on estimated fair values. The preliminary fair value estimates of the net assets acquired are based upon preliminary calculations and valuations, and those estimates and assumptions are subject to change as we obtain additional information for those estimates during the measurement period, which is up to one year from the acquisition date. During the three months ended February 28, 2025, the Company identified measurement period adjustments that resulted in increases in goodwill totaling $1.6 million.

The preliminary allocation of the purchase price, including the measurement period adjustments, is as follows:

(in thousands)	Initial Purchase Price Allocation	Measurement Period Adjustments	Adjusted Purchase Price Allocation	Life
Net working capital	$892	$940	$1,832
Property, plant and equipment	54	—	54
Purchased technology	119,000	—	119,000	7 years
Trade name	27,000	—	27,000	7 years
Customer relationships	319,000	(1,000)	318,000	7 years
Deferred taxes	23,456	(377)	23,079
Deferred revenue	(96,159)	—	(96,159)
Goodwill	459,459	1,632	461,091
Net assets acquired	$852,702	$1,195	$853,897

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

We recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. We believe that the investment value of the future enhancement of our product and solution offerings created as a result of this acquisition has principally contributed to a purchase price that resulted in the recognition of $461.1 million of goodwill, of which a portion is deductible for tax purposes.

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) and certain acquisition restructuring and related charges are not included as a component of consideration transferred but are required to be expensed as incurred. During the three months ended February 28, 2025, we incurred approximately $2.3 million of acquisition-related costs, which are included in acquisition-related expenses on our condensed consolidated statement of operations.

The amount of revenue of ShareFile included in our condensed consolidated statement of operations during the three months ended February 28, 2025, was $63.6 million. We determined that disclosing the amount of ShareFile related earnings included in the condensed consolidated statement of operations is impracticable, as certain operations of ShareFile were integrated into the operations of the Company from the date of acquisition.

In connection and concurrent with the ShareFile acquisition, we entered into a Transition Services Agreement ("TSA") with Cloud for a period of six months from the date of acquisition, with the option to extend the TSA beyond this period for certain services. Expenses related to the TSA were not significant during the three months ended February 28, 2025 and are not expected to be significant in future periods.

Pro Forma Information

The following pro forma financial information presents the combined results of operations of Progress and ShareFile as if the acquisition had occurred on December 1, 2022, after giving effect to certain pro forma adjustments. The pro forma adjustments reflected herein include only those adjustments that are directly attributable to the ShareFile acquisition and factually supportable. These pro forma adjustments include: (i) a net increase in amortization expense to record amortization expense relating to the $464.0 million of acquired identifiable intangible assets, (ii) an increase in interest expense to record interest for the periods presented as a result of drawing down our revolving line of credit in connection with the acquisition, (iii) an increase in acquisition-related expenses in connection with the acquisition that were not included in the purchase price, (iv) additional expense related to the TSA entered into between Progress and Cloud, and (v) the income tax effect of the adjustments made at the statutory tax rate of the U.S. (approximately 24.0%).

The pro forma financial information does not reflect any adjustments for anticipated expense savings resulting from the acquisition and is not necessarily indicative of the operating results that would have actually occurred had the transaction been consummated on December 1, 2022.

(in thousands, except per share data)	Pro Forma Three Months Ended February 29, 2024
Revenue	$244,595
Net income	$12,528
Net income per basic share	$0.29
Net income per diluted share	$0.28

Note 5: Debt

As of February 28, 2025 and November 30, 2024, we had the following debt obligations:

(in thousands)	February 28, 2025	November 30, 2024
1.0% convertible senior notes due 2026	$360,000	$360,000
3.5% convertible senior notes due 2030	450,000	450,000
Revolving credit facility	700,000	730,000
Total face value of long-term debt	1,510,000	1,540,000
Unamortized discount and issuance costs for the Notes	(12,723)	(13,733)
Long-term debt	$1,497,277	$1,526,267

During the three months ended February 28, 2025, we repaid $30.0 million on the revolving credit facility. The average interest rate of the revolving credit facility during the three months ended February 28, 2025 was 6.60%, and the interest rate as of February 28, 2025 was 6.67%.

Note 6: Common Stock Repurchases

In January 2023, our Board of Directors increased the share repurchase authorization by $150.0 million to an aggregate authorization of $228.0 million. In the three months ended February 28, 2025 and February 29, 2024, we repurchased and retired 0.5 million shares for $30.0 million and 0.4 million shares for $22.5 million, respectively. As of February 28, 2025, there was $77.2 million remaining under the current authorization.

Note 7: Stock-Based Compensation

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

In 2025, 2024, and 2023, we granted performance-based restricted stock units that include two performance metrics under our Long-Term Incentive Plan ("LTIP") where the performance measurement period is three years. For the 2025, 2024, and 2023 plans, the vesting terms were based on the following: (i) 75% is based on achievement of a three-year cumulative operating income, and (ii) 25% is based on our level of attainment of specified TSR targets relative to the percentage appreciation of a specified index of companies for the respective three-year periods. The vesting of LTIP awards is also subject to continued employment of the grantees through the performance period, except in the event of a qualifying termination. In order to estimate the fair value of such awards, we use a Monte Carlo Simulation valuation model for the market condition portion of the award, and used the closing price of our common stock on the date of grant, less the present value of expected dividends when applicable, for the portion related to the performance condition.

The following table provides the classification of stock-based compensation as reflected on our condensed consolidated statements of operations:

	Three Months Ended
(in thousands)	February 28, 2025	February 29, 2024
Cost of maintenance, SaaS, and professional services	$1,195	$986
Sales and marketing	3,032	2,312
Product development	4,410	3,665
General and administrative	6,046	5,501
Total stock-based compensation	$14,683	$12,464

Note 8: Revenue Recognition

Timing of Revenue Recognition

Our revenues are derived from licensing our products and from related services, which consist of maintenance, SaaS, and consulting and education. Information relating to revenue from external customers by revenue type is as follows:

	Three Months Ended
(in thousands)	February 28, 2025	February 29, 2024
Performance obligations transferred at a point in time:
Software licenses	$58,445	$64,100
Performance obligations transferred over time:
Maintenance	99,535	102,025
SaaS	69,410	5,571
Professional services	10,625	12,989
Total revenue	$238,015	$184,685

Geographic Revenue

In the following table, revenue attributed to North America includes sales to customers in the U.S. and Canada and sales to certain multinational organizations. Revenue from EMEA, Latin America and the Asia Pacific region includes sales to customers in each region plus sales from the U.S. to distributors in these regions. Information relating to revenue from external customers from different geographical areas is as follows:

	Three Months Ended
(in thousands)	February 28, 2025	February 29, 2024
North America	$154,646	$107,282
EMEA	66,943	63,087
Latin America	5,052	4,668
Asia Pacific	11,374	9,648
Total revenue	$238,015	$184,685

No single customer, partner, or country outside the U.S. accounted for more than 10% of our total revenue for the three months ended February 28, 2025 or February 29, 2024.

Contract Balances

Unbilled Receivables and Contract Assets

As of February 28, 2025, billing of our long-term unbilled receivables is expected to occur as follows:

(in thousands)
2026	$21,713
2027	8,703
Total	$30,416

Contract assets arise when revenue is recognized in excess of billings and the right to the amount due from customers is conditioned on something other than the passage of time, such as the completion of a related performance obligation. We did not have any net contract assets as of February 28, 2025 or November 30, 2024.

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

As of February 28, 2025, the changes in net deferred revenue were as follows:

(in thousands)
Balance, December 1, 2024	$404,412
Billings and other	233,909
Revenue recognized that was deferred in prior periods	(147,219)
Revenue recognized from current period arrangements	(90,796)
Balance, February 28, 2025	$400,306

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of February 28, 2025, transaction price allocated to remaining performance obligations was $478.3 million. We expect to recognize approximately 78% of the revenue within the next year and the remainder thereafter.

Deferred Contract Costs

Certain of our sales incentive programs meet the requirements to be capitalized. Depending upon the sales incentive program and the related revenue arrangement, such capitalized costs are amortized over the longer of (i) the product life, which is generally three to five years; or (ii) the term of the related revenue contract. We determined that a three to five year product life represents the period of benefit that we receive from these incremental costs based on both qualitative and quantitative factors, which include customer contracts, industry norms, and product upgrades. Total deferred contract costs were $5.9 million and $6.7 million as of February 28, 2025 and November 30, 2024, respectively, and are included in other current assets and other assets on our condensed consolidated balance sheets. Amortization of deferred contract costs is included in sales and marketing expense on our condensed consolidated statement of operations and was minimal in all periods presented.

Note 9: Restructuring

The following table provides a summary of activity for our restructuring actions:

(in thousands)	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2024	$4,339	$5,695	$10,034
Costs incurred	1,624	5,405	7,029
Cash disbursements	(908)	(4,646)	(5,554)
Translation and other adjustments	—	(4)	(4)
Balance, February 28, 2025	$5,055	$6,450	$11,505

Costs incurred during the three months ended February 28, 2025 are primarily related to our restructuring action in fiscal year 2024, as well as facility closures in connection with previous restructuring actions in fiscal years 2023 and 2020. We do not expect to incur additional material expenses as part of these actions.

Note 10: Earnings Per Share

We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding plus the effect of outstanding dilutive stock options, restricted stock units, and deferred stock units, using the treasury stock method and the effect of our convertible debt using the if-converted method. The following table sets forth the calculation of basic and diluted earnings per share on an interim basis:

	Three Months Ended
(in thousands, except per share data)	February 28, 2025	February 29, 2024
Net income	$10,946	$22,639
Weighted average shares outstanding	43,256	43,802
Effect of dilution from common stock equivalents	1,163	1,024
Effect of dilution from if-converted convertible notes	468	—
Diluted weighted average shares outstanding	44,887	44,826

Earnings per share:
Basic	$0.25	$0.52
Diluted	$0.24	$0.51

We excluded stock awards representing approximately 397,000 and 714,000 shares of common stock from the calculation of diluted earnings per share in the three months ended February 28, 2025 and February 29, 2024, respectively, as these awards were anti-dilutive.

The dilutive impact of the Notes on our calculation of diluted earnings per share is measured using the if-converted method. However, because the principal amount of the Notes will be settled in cash, the dilutive impact of applying the if-converted method is limited to the in-the-money portion, if any. During the three months ended February 28, 2025, we included the 2026 Notes in our diluted earnings per share calculation and we excluded the 2030 Notes in our diluted earnings per share calculation because the conversion feature in the 2030 Notes was out of the money. During the three months ended February 29, 2024, we did not include the 2026 Notes in our diluted earnings per share calculation because the conversion feature was out of the money.

Note 11: Segment Information

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

Note 12: Cyber Related Matters

MOVEit Vulnerability

As previously disclosed, on the evening of May 28, 2023, we learned that our MOVEit Transfer (the on-premise version) and MOVEit Cloud (a cloud-hosted version of MOVEit Transfer) products were attacked by a threat actor who compromised and exfiltrated personal data from various customer-controlled MOVEit Transfer environments (the "MOVEit Vulnerability"). As a result of the MOVEit Vulnerability, we are party to certain class action lawsuits filed by individuals who claim to have been impacted by the exfiltration of data from the environments of our MOVEit Transfer customers, which have been centralized in multi-district litigation in the District of Massachusetts (the "MDL"). The MDL remains in a relatively early litigation stage in which motions to dismiss have been filed but not yet ruled upon. In the event dismissals are not granted, the MDL is not expected to conclude within this fiscal year. We have also been cooperating with inquires and investigations from various governmental authorities, none of which have, as of this filing, resulted in any prosecution or enforcement actions.

Expenses Incurred and Future Costs

For the three months ended February 28, 2025 and February 29, 2024, we incurred net costs of $0.7 million and $1.0 million, respectively, related to the MOVEit Vulnerability. The costs recognized are net of insurance recoveries of $0.7 million and $0.8 million for the three months ended February 28, 2025 and February 29, 2024, respectively. The timing of recognizing insurance recoveries may differ from the timing of recognizing the associated expenses.

We expect to continue to incur investigation, legal and professional services expenses associated with the MOVEit Vulnerability in future periods. We will recognize these expenses as services are received, net of insurance recoveries. While a loss from these matters is reasonably possible, we cannot reasonably estimate a range of possible losses at this time, particularly while the foregoing matters remain ongoing. Furthermore, with respect to the MDL, the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved. Also, each of the governmental inquiries and investigations mentioned above could result in adverse judgements, settlements, fines, penalties, or other resolutions, the amount, scope and timing of which could be material, but of which we are currently unable to reasonably estimate. Therefore, we have not recorded a loss contingency liability for the MOVEit Vulnerability as of February 28, 2025.

Insurance Coverage

During the period when the MOVEit Vulnerability occurred, we maintained $15.0 million of cybersecurity insurance coverage, which is expected to reduce our exposure to expenses and liabilities arising from these events. As of February 28, 2025, we have recorded approximately $6.5 million of insurance recoveries related to the MOVEit Vulnerability, providing us with approximately $6.0 million of remaining cybersecurity insurance coverage under the applicable policy. We will pursue recoveries to the maximum extent available under our insurance policies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain information that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended; Section 21E of the Securities Exchange Act of 1934, as amended; and the Private Securities Litigation Reform Act of 1995. Whenever we use words such as "believe," "may," "could," "would," "might," "should," "expect," "intend," "plan," "estimate," "target," "anticipate" and negatives and derivatives of these or similar expressions, or when we make statements concerning future financial results, product offerings or other events that have not yet occurred, we are making forward-looking statements. Actual future results may differ materially from those contained in or implied by our forward-looking statements due to various factors which are more fully described in Part I, Item 1A. Risk Factors in our 2024 Annual Report as well as any risk factors described in Part II, Item 1A of this Quarterly Report on Form 10-Q. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure you that we have identified all possible issues that we might face. We undertake no obligation to update any forward-looking statements that we make.

Overview

Progress provides software products that enable our customers to develop, deploy and manage responsible AI-powered applications and digital experiences.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. We make estimates and assumptions in the preparation of our consolidated financial statements that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. However, actual results may differ from these estimates. The most significant estimates relate to revenue recognition, loss contingencies and the MOVEit Vulnerability, and business combinations. For further information regarding the application of these and other accounting policies, see Note 1: Basis of Presentation to our Consolidated Financial Statements in Item 8 of our 2024 Annual Report. There have been no significant changes to our critical accounting policies and estimates since our 2024 Annual Report.

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

Results of Operations

Business Development

On October 31, 2024, we acquired ShareFile from Cloud. As a result of this acquisition, we recorded $96.2 million of deferred revenue and $464.0 million of intangible assets, as further described in Note 4: Business Combinations. We expect to recognize additional SaaS revenue, as well as increased amortization expense and interest expense, in future periods as a result of this acquisition.

Revenue

	Three Months Ended		% Change
(in thousands)	February 28, 2025	February 29, 2024	As Reported	Constant Currency
Revenue	$238,015	$184,685	29%	30%

Total revenue increased as compared to the same period last year primarily due to our acquisition of ShareFile in the fourth quarter of fiscal year 2024. ShareFile revenue in the first quarter of fiscal year 2025 was $63.6 million. These increases were partially offset by a decrease in our DataDirect product offering as a result of the timing of renewals on multiyear subscription contracts.

Software License Revenue

	Three Months Ended		% Change
(in thousands)	February 28, 2025	February 29, 2024	As Reported	Constant Currency
Software licenses	$58,445	$64,100	(9)%	(8)%
As a percentage of total revenue	25%	35%

Software license revenue decreased compared to the same period last year primarily due to the decrease in our DataDirect product offering, as described above.

Maintenance, SaaS, and Professional Services Revenue

	Three Months Ended		% Change
(in thousands)	February 28, 2025	February 29, 2024	As Reported	Constant Currency
Maintenance	$99,535	$102,025	(2)%	(1)%
As a percentage of total revenue	42%	55%
SaaS	69,410	5,571	1,146%	1,146%
As a percentage of total revenue	29%	3%
Professional services	10,625	12,989	(18)%	(18)%
As a percentage of total revenue	4%	7%
Total maintenance, SaaS, and professional services revenue	$179,570	$120,585	49%	50%
As a percentage of total revenue	75%	65%

Maintenance revenue slightly decreased as compared to the same period last year primarily due to the negative impact of foreign exchange. SaaS revenue increased as compared to the same period last year due to our acquisition of ShareFile. Professional services revenue decreased as compared to the same period last year primarily due to a decrease in MarkLogic professional services revenue.

Revenue by Region

	Three Months Ended		% Change
(in thousands)	February 28, 2025	February 29, 2024	As Reported	Constant Currency
North America	$154,646	$107,282	44%	44%
As a percentage of total revenue	65%	58%
Europe, the Middle East and Africa ("EMEA")	$66,943	$63,087	6%	8%
As a percentage of total revenue	28%	34%
Latin America	$5,052	$4,668	8%	20%
As a percentage of total revenue	2%	3%
Asia Pacific	$11,374	$9,648	18%	20%
As a percentage of total revenue	5%	5%

Total revenue generated in North America increased $47.4 million, and total revenue generated outside North America increased $6.0 million, as compared to the same period last year. The increases in each region were primarily due to the acquisition of ShareFile.

Total revenue generated in markets outside North America represented 35% and 42% of total revenue in the first three months of fiscal year 2025 and fiscal year 2024, respectively.

Cost of Software Licenses

	Three Months Ended
(in thousands)	February 28, 2025	February 29, 2024	Change
Cost of software licenses	$2,925	$2,731	$194	7%
As a percentage of software license revenue	5%	4%

Cost of software licenses consists primarily of royalties, electronic software distribution, duplication, and packaging. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of Maintenance, SaaS, and Professional Services

	Three Months Ended
(in thousands)	February 28, 2025	February 29, 2024	Change
Cost of maintenance, SaaS, and professional services	$32,884	$22,219	$10,665	48%
As a percentage of maintenance, SaaS, and professional services revenue	18%	18%
Components of cost of maintenance, SaaS, and professional services:
Personnel related costs	$20,770	$17,045	$3,725	22%
Hosting and other	8,910	1,766	7,144	405%
Contractors and outside services	3,204	3,408	(204)	(6)%
Total cost of maintenance, SaaS, and professional services	$32,884	$22,219	$10,665	48%

Cost of maintenance, SaaS, and professional services consists primarily of hosting costs, and personnel related costs attributable to customer support, cloud operations, consulting, and education. The increase year-over-year was primarily due to increased hosting and headcount related costs resulting from our acquisition of ShareFile.

Amortization of Intangibles

	Three Months Ended
(in thousands)	February 28, 2025	February 29, 2024	% Change
Amortization of intangibles	$10,422	$7,859	33%
As a percentage of total revenue	4%	4%

Amortization of intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. The year-over-year increase is due to the acquisition of ShareFile.

Gross Profit

	Three Months Ended
(in thousands)	February 28, 2025	February 29, 2024	% Change
Gross profit	$191,784	$151,876	26%
As a percentage of total revenue	81%	82%

Our gross profit increased primarily due to the increase in revenue, partially offset by the increases in costs of maintenance, SaaS, and professional services, and amortization of intangibles.

Sales and Marketing

	Three Months Ended
(in thousands)	February 28, 2025	February 29, 2024	Change
Sales and marketing	$51,296	$39,111	$12,185	31%
As a percentage of total revenue	22%	21%
Components of sales and marketing:
Personnel related costs	$43,818	$33,093	$10,725	32%
Marketing programs and other	6,462	5,425	1,037	19%
Contractors and outside services	1,016	593	423	71%
Total sales and marketing	$51,296	$39,111	$12,185	31%

Sales and marketing expenses increased primarily due to increased personnel related costs, increased marketing and sales events costs, and increased contractors and outside services costs, each associated with our acquisition of ShareFile.

Product Development

	Three Months Ended
(in thousands)	February 28, 2025	February 29, 2024	Change
Product development costs	$46,375	$34,988	$11,387	33%
As a percentage of total revenue	19%	19%
Components of product development costs:
Personnel related costs	$44,537	$33,596	$10,941	33%
Contractors and outside services	1,511	1,082	429	40%
Other product development costs	327	310	17	5%
Total product development costs	$46,375	$34,988	$11,387	33%

Product development expenses increased primarily due to increased personnel related costs, as well as increased contractors and outside services costs, each associated with our acquisition of ShareFile.

General and Administrative

	Three Months Ended
(in thousands)	February 28, 2025	February 29, 2024	Change
General and administrative	$25,623	$21,344	$4,279	20%
As a percentage of total revenue	11%	12%
Components of general and administrative:
Personnel related costs	$18,840	$17,963	$877	5%
Contractors and outside services	4,064	2,575	1,489	58%
Other general and administrative costs	2,719	806	1,913	237%
Total cost of general and administrative	$25,623	$21,344	$4,279	20%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. The increases in personnel related costs, contractors and outside services, and other general and administrative costs were primarily related to our acquisition of ShareFile.

Amortization of Intangibles

	Three Months Ended
(in thousands)	February 28, 2025	February 29, 2024	% Change
Amortization of intangibles	$25,808	$17,389	48%
As a percentage of total revenue	11%	9%

Amortization of intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of intangibles increased due to the addition of ShareFile intangible assets, as discussed above.

Cyber Vulnerability Response Expenses, Net

	Three Months Ended
(in thousands)	February 28, 2025	February 29, 2024	% Change
Cyber vulnerability response expenses, net	$737	$987	(25)%
As a percentage of total revenue	—%	1%

As previously disclosed, following the discovery of the MOVEit Vulnerability that was disclosed on June 5, 2023, we engaged outside cybersecurity experts and other incident response professionals to conduct a forensic investigation and assess the extent and scope of this matter. Cyber vulnerability response costs relate to the engagement of external cybersecurity experts and other incident response professionals and are net of received and expected insurance recoveries. Please refer to Note 12: Cyber Related Matters for additional details and updates regarding the MOVEit Vulnerability.

Restructuring Expenses

	Three Months Ended
(in thousands)	February 28, 2025	February 29, 2024	% Change
Restructuring expenses	$7,029	$2,349	199%
As a percentage of total revenue	3%	1%

Restructuring expenses recorded in the first quarter of fiscal year 2025 primarily relate to headcount reductions and a facility closure in connection with the restructuring action related to the ShareFile acquisition in November 2024. See Note 9: Restructuring for additional details, including types of expenses incurred and the timing of future expenses and cash payments.

Acquisition-Related Expenses

	Three Months Ended
(in thousands)	February 28, 2025	February 29, 2024	% Change
Acquisition-related expenses	$2,490	$702	255%
As a percentage of total revenue	1%	—%

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs consist of professional service fees, including third-party legal and valuation-related fees. Acquisition-related expenses in the first quarter of fiscal year 2025 were primarily related to our acquisition of ShareFile. Acquisition-related expenses in the same periods of fiscal year 2024 were primarily related to our pursuit of other acquisition opportunities.

Income from Operations

	Three Months Ended
(in thousands)	February 28, 2025	February 29, 2024	% Change
Income from operations	$32,426	$35,006	(7)%
As a percentage of total revenue	14%	19%

Income from operations decreased year-over-year due to an increase in costs of revenue and operating expenses, offset by an increase in revenue, as shown above.

Other (Expense) Income

	Three Months Ended
(in thousands)	February 28, 2025	February 29, 2024	% Change
Interest expense	$(18,429)	$(7,344)	151%
Interest income and other, net	487	624	(22)%
Foreign currency loss, net	(1,182)	(679)	74%
Total other expense, net	$(19,124)	$(7,399)	158%
As a percentage of total revenue	(8)%	(4)%

Total other expense, net, increased in the first quarter of fiscal year 2025 as compared to the same period last year primarily due to an increase in interest expense resulting from costs associated with drawing on our revolving line of credit to acquire ShareFile. Refer to Note 5: Debt, for further discussion. Foreign currency loss increased year-over-year due to rate volatility and timing of intercompany and hedge settlement activities.

Provision for Income Taxes

	Three Months Ended
(in thousands)	February 28, 2025	February 29, 2024	% Change
Provision for income taxes	$2,356	$4,968	(53)%
As a percentage of income before income taxes	18%	18%

Our effective income tax rate was 18% in the first fiscal quarter of both 2025 and 2024. In the first fiscal quarter of 2024, there were discrete tax benefits related to stock-based compensation and the statute of limitations expiring on uncertain tax positions. While there were no significant discrete tax benefits in the first fiscal quarter of 2025, the overall effective tax rate is lower due to the geographical mix of profit.

Net Income

	Three Months Ended
(in thousands)	February 28, 2025	February 29, 2024	% Change
Net income	$10,946	$22,639	(52)%
As a percentage of total revenue	5%	12%

Select Performance Metrics:

We evaluate our financial performance using a number of financial and operating metrics. These metrics are periodically reviewed and revised to reflect changes in our business.

Annualized Recurring Revenue ("ARR")

We disclose ARR as a performance metric to help investors better understand and assess the performance of our business because our mix of revenue generated from recurring sources currently represents the substantial majority of our revenues and is expected to continue in the future. We define ARR as the annualized revenue of all active and contractually binding term-based contracts from all customers at a point in time. ARR includes revenue from maintenance, software upgrade rights, public cloud, and on-premises subscription-based transactions and managed services. ARR mitigates fluctuations in revenue due to seasonality, contract term and the sales mix of subscriptions for term-based licenses and SaaS. We use ARR to understand customer trends and the overall health of our business, helping us to formulate strategic business decisions.

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

Our ARR was $836 million and $566 million as of February 28, 2025 and February 29, 2024, respectively, which is an increase of 48% year-over-year. The growth in ARR was primarily driven by the acquisition of ShareFile.

Net Retention Rate

We calculate net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end ("Prior Period ARR"). We then calculate the ARR from these same customers as of the current period end ("Current Period ARR"). Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the net retention rate. Net retention rate is not calculated in accordance with GAAP and is not derived from a GAAP measure.

Our net retention rates have generally ranged between 100% and 102% for all periods presented. We believe net retention rates can be a helpful indicator of the durability of top line performance.

Liquidity and Capital Resources

Cash and Cash Equivalents

(in thousands)	February 28, 2025	November 30, 2024
Cash and cash equivalents	$124,161	$118,077

The increase in cash and cash equivalents of $6.1 million from the end of fiscal year 2024 was due to cash inflows from operations of $68.7 million, and $1.6 million in cash received from the issuance of common stock. The cash inflows described above were offset by cash outflows of $30.0 million to pay down the revolving line of credit, repurchases of common stock of $30.1 million, the effect of exchange rates on cash of $1.5 million, purchases of property and equipment of $1.3 million, and a $1.2 million payment related to the acquisition of ShareFile. Except as described below, there are no limitations on our ability to access our cash and cash equivalents.

As of February 28, 2025, $63.3 million of our cash and cash equivalents was held by our foreign subsidiaries. As a result of the debt obligations arising from the ShareFile acquisition, in the fourth quarter of fiscal 2024 we determined that a substantial portion of unremitted foreign earnings are no longer indefinitely reinvested. As a result of this, we plan to utilize worldwide cash based on the needs of the parent entity. These amounts will be repatriated as needed. Deferred taxes are recorded for earnings of our foreign operations that we determine are not indefinitely reinvested.

	Three Months Ended
(in thousands)	February 28, 2025	February 29, 2024
Net cash flows from operating activities	$68,947	$70,504
Net cash flows used in investing activities	$(2,485)	$(309)
Net cash flows used in financing activities	$(58,870)	$(62,415)

Cash Flows From Operating Activities

The decrease in cash generated from operations in the first quarter of fiscal year 2025 as compared to the same period last year was primarily due to increased costs of maintenance, SaaS, and professional services, and operating expenses, as well as increased interest expense resulting from the draw down on our revolving line of credit in the fourth quarter of fiscal year 2024. This was offset by higher billings and collections.

Our gross accounts receivable as of February 28, 2025, decreased by $36.0 million from the end of fiscal year 2024. Our days sales outstanding (DSO) in accounts receivable decreased to 48 days the first quarter of fiscal year 2025 from 50 days in the first fiscal quarter of 2024 due to the timing of billings and collections.

Cash Flows Used in Investing Activities

Net cash outflows and inflows of our net investment activity are generally a result of the timing of our purchases and maturities of securities, which are classified as cash equivalents, as well as the timing of acquisitions and divestitures. In the first three months of fiscal year 2025, we purchased $1.3 million of property and equipment, and had payments for acquisitions of $1.2 million. In the first quarter of fiscal year 2024 we had $0.3 million of purchases of property and equipment.

Cash Flows Used in Financing Activities

We received $6.2 million from the exercise of stock options and the issuance of shares under our employee stock purchase plan in the first three months of fiscal year 2025 as compared to $7.6 million in the first three months of fiscal year 2024. We made withholding tax payments related to net share settlements of equity awards of $4.6 million in the three months of fiscal year 2025 as compared to $5.9 million in the first three months of fiscal year 2024. We repurchased $30.1 million of our common stock under our share repurchase plan in the first three months of fiscal year 2025 as compared to $22.5 million in the same period of the prior year. Further, we made payments on our revolving line of credit of $30.0 million in the first quarter of fiscal years 2025 and 2024. Finally, we made dividend payments of $8.2 million to our stockholders during the first three months of fiscal year 2024. We also made payments on our pre-existing term loan of $3.4 million in the first quarter of fiscal year 2024.

Share Repurchase Program

In January 2023, our Board of Directors increased our share repurchase authorization by $150 million, to an aggregate authorization of $228.0 million. In the three months ended February 28, 2025 and February 29, 2024, we repurchased and retired 0.5 million shares for $30.0 million and 0.4 million shares for $22.5 million, respectively. The shares were repurchased in both periods as part of the share repurchase program as authorized by our Board of Directors. As of February 28, 2025, there was $77.2 million remaining under the current authorization.

Dividends

As announced on September 9, 2024, our Board of Directors approved the suspension of our quarterly dividend in connection with the ShareFile acquisition and plans to redirect such capital toward the repayment of debt to increase liquidity for future M&A and for share repurchases, both of which are prioritized in our capital allocation policy.

Restructuring Activities

See Note 9: Restructuring to the condensed consolidated financial statements.

Long-term Debt and Credit Facility

See Note 5: Debt to the condensed consolidated financial statements.

Liquidity Outlook

Cash from operations in fiscal year 2025 could be affected by various risks and uncertainties, including, but not limited to, the effects of various risks detailed in Part I, Item 1A. Risk Factors in our 2024 Annual Report, including increased disruption and volatility in capital markets and credit markets that could adversely affect our liquidity and capital resources in the future. However, based on our current business plan, we believe that existing cash balances, together with funds generated from operations and amounts available under our revolving credit facility, will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months. Our foreseeable cash needs include capital expenditures, acquisitions, debt repayments, share repurchases, lease commitments, restructuring obligations and other long-term obligations.

Legal and Other Regulatory Matters

MOVEit Vulnerability

As previously disclosed, on the evening of May 28, 2023, we learned that our MOVEit Transfer (the on-premise version) and MOVEit Cloud (a cloud-hosted version of MOVEit Transfer) products were attacked by a threat actor who compromised and exfiltrated personal data from various customer-controlled MOVEit Transfer environments. As a result of the MOVEit Vulnerability, we are party to certain class action lawsuits filed by individuals who claim to have been impacted by the exfiltration of data from the environments of our MOVEit Transfer customers, which have been centralized in the MDL. The MDL remains in a relatively early litigation stage in which motions to dismiss have been filed but not yet ruled upon. In the event dismissals are not granted, the MDL is not expected to conclude within this fiscal year. We have also been cooperating with inquires and investigations from various governmental authorities, none of which have, as of this filing, resulted in any prosecution or enforcement actions. Please see our 2024 Annual Report and previous SEC filings for additional information, including risk factors, related to the MOVEit Vulnerability.

We are subject to litigation and governmental investigations related to the MOVEit Vulnerability, for which we have incurred expenses and will incur future costs. We expect our exposure to such expenses and liabilities to be reduced by insurance. Please refer to Note 12: Cyber Related Matters to the condensed consolidated financial statements for additional details and updates regarding the MOVEit Vulnerability.

Recent Accounting Pronouncements

Refer to Note 1: Basis of Presentation to the condensed consolidated financial statements for further discussion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the first three months of fiscal year 2025, with the exception of repayments on our revolving credit facility, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our 2024 Annual Report, for a more complete discussion of the market risks we encounter.

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

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The Company acquired ShareFile on October 31, 2024. Management excluded ShareFile from its assessment of the effectiveness of the Company’s disclosure controls as of February 28, 2025. ShareFile represented, in aggregate, approximately 2% of the Company’s total consolidated assets (excluding goodwill and intangibles, which are included in the scope of the assessment) and approximately 27% of total consolidated revenues, as of and for the three months ended February 28, 2025. Based on this evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of February 28, 2025.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended February 28, 2025 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to Note 12: Cyber Related Matters to the condensed consolidated financial statements for a discussion of legal proceedings related to the MOVEit Vulnerability. Our 2024 Annual Report and previous SEC filings also contain additional information, including risk factors, related to the MOVEit Vulnerability.

We are also subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material effect on our financial position, results of operations, or cash flows.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. In addition to the information provided in this report, please refer to Part I, Item 1A. Risk Factors in our 2024 Annual Report for a more complete discussion regarding certain factors that could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

Information related to the repurchases of our common stock by month in the first quarter of fiscal year 2025 is as follows:

(in thousands, except per share and share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
Period
December 2024	—	$—	—	$107,220
January 2025	538,847	55.65	538,847	77,220
February 2025	—	—	—	77,220
Total	538,847	$55.65	538,847	$77,220

(1)On January 10, 2023, our Board of Directors increased the share repurchase authorization by 150.0 million, to an aggregate authorization of $228.0 million. As of February 28, 2025, there was $77.2 million remaining under this authorization.

Item 5. Other Information

(c) Insider Adoption or Termination of Trading Arrangements

During the first quarter of fiscal year 2025, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name and Title	Character of Trading Arrangement[1]	Date Adopted	Duration[2]	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement
Loren Jarrett, EVP & GM, Digital Experience	Rule 10b5-1 Trading Arrangement	February 7, 2025	February 28, 2026	Up to 35,877[3]
YuFan Stephanie Wang, EVP & Chief Legal Officer	Rule 10b5-1 Trading Arrangement	January 23, 2025	October 31, 2025	Up to 5,135[4]

1. Except as indicated by footnote, each trading arrangement marked as a "Rule 10b5-1 Trading Arrangement" is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the "Rule").

2. Except as indicated by footnote, each trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the date listed in the table. Each trading arrangement marked as a "Rule 10b5-1 Trading Arrangement" only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule.

3. Includes: (i) 3,450 shares of our common stock; and (ii) 32,427 employee stock options expected to be exercised via same-day sale.

4. Includes all common stock, net of shares withheld to cover tax withholding obligations, to be issued upon the anticipated vesting of 5,135 restricted stock units.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Yogesh K. Gupta				X
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Anthony Folger				X
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101*	The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three months ended February 28, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of February 28, 2025 and November 30, 2024; (ii) Condensed Consolidated Statements of Operations for the three months ended February 28, 2025 and February 29, 2024; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended February 28, 2025 and February 29, 2024; (iv) Condensed Consolidated Statements of Stockholders' Equity for the three months ended February 28, 2025 and February 29, 2024; (v) Condensed Consolidated Statements of Cash Flows for the three months ended February 28, 2025 and February 29, 2024; and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	March 31, 2025	/s/ YOGESH K. GUPTA
Yogesh K. Gupta
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	March 31, 2025	/s/ ANTHONY FOLGER
Anthony Folger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	March 31, 2025	/s/ DOMENIC LOCOCO
Domenic LoCoco
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)