Form 10-Q
period 2025-05-31
PROGRESS SOFTWARE CORP /MA
filed 2025-06-30
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of June 26, 2025, there were 43,108,347 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(in thousands, except share data)	May 31, 2025	November 30, 2024
Assets
Current assets:
Cash and cash equivalents	$102,006	$118,077
Accounts receivable, net	140,122	163,575
Unbilled receivables, current portion	34,136	34,672
Other current assets	49,387	52,489
Total current assets	325,651	368,813
Unbilled receivables, non-current portion	29,890	28,893
Property and equipment, net	12,474	13,746
Intangible assets, net	650,557	723,571
Goodwill	1,293,830	1,292,177
Right-of-use lease assets	27,351	30,894
Deferred tax assets	62,048	56,179
Other assets	11,791	12,693
Total assets	$2,413,592	$2,526,966
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,043	$13,910
Deferred revenue, current portion, net	308,360	332,142
Convertible senior notes, current portion, net	358,051	—
Accrued compensation and related payroll taxes	41,727	64,672
Operating lease liabilities, current portion	8,250	9,202
Other accrued liabilities	24,840	35,219
Total current liabilities	750,271	455,145
Deferred revenue, non-current portion, net	80,219	72,270
Convertible senior notes, non-current portion, net	440,244	796,267
Long-term debt, net	660,000	730,000
Operating lease liabilities, non-current portion	22,548	26,259
Deferred tax liabilities	2,481	2,279
Other non-current liabilities	5,128	5,958
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized, 10,000,000 shares; issued, none	—	—
Common stock, $0.01 par value; authorized, 200,000,000 shares; issued and outstanding, 43,100,936 shares in 2025 and 43,360,695 shares in 2024	431	434
Additional paid-in capital	362,091	354,158
Retained earnings	123,254	120,405
Accumulated other comprehensive loss	(33,075)	(36,209)
Total stockholders’ equity	452,701	438,788
Total liabilities and stockholders’ equity	$2,413,592	$2,526,966
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Revenue:
Software licenses	$50,795	$53,979	$109,240	$118,079
Maintenance, SaaS, and professional services	186,560	121,098	366,130	241,683
Total revenue	237,355	175,077	475,370	359,762
Costs of revenue:
Cost of software licenses	2,987	2,497	5,912	5,228
Cost of maintenance, SaaS, and professional services	33,764	22,176	66,648	44,395
Amortization of acquired intangibles	10,537	7,398	20,959	15,257
Total costs of revenue	47,288	32,071	93,519	64,880
Gross profit	190,067	143,006	381,851	294,882
Operating expenses:
Sales and marketing	49,677	37,889	100,973	77,000
Product development	46,570	35,435	92,945	70,423
General and administrative	25,637	21,983	51,260	43,327
Amortization of acquired intangibles	26,063	16,316	51,871	33,705
Cyber vulnerability response expenses, net	730	3,036	1,467	4,023
Restructuring expenses	1,043	651	8,072	3,000
Acquisition-related expenses	1,731	548	4,221	1,250
Total operating expenses	151,451	115,858	310,809	232,728
Income from operations	38,616	27,148	71,042	62,154
Other (expense) income:
Interest expense	(18,138)	(7,007)	(36,567)	(14,351)
Interest income and other, net	294	928	781	1,552
Foreign currency loss, net	(908)	(941)	(2,090)	(1,620)
Total other expense, net	(18,752)	(7,020)	(37,876)	(14,419)
Income before income taxes	19,864	20,128	33,166	47,735
Provision for income taxes	2,835	3,940	5,191	8,908
Net income	$17,029	$16,188	$27,975	$38,827
Earnings per share:
Basic	$0.40	$0.37	$0.65	$0.89
Diluted	$0.39	$0.37	$0.63	$0.87
Weighted average shares outstanding:
Basic	43,053	43,213	43,154	43,508
Diluted	44,156	43,964	44,522	44,395

Cash dividends declared per common share	$—	$0.175	$—	$0.350
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
(in thousands)	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Net income	$17,029	$16,188	$27,975	$38,827
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4,546	105	3,134	(1,441)
Unrealized loss on hedging activity, net of tax benefit of $142 and $360 for the three and six months ended May 31, 2024, respectively	—	(445)	—	(1,135)
Total other comprehensive income (loss), net of tax	4,546	(340)	3,134	(2,576)
Comprehensive income	$21,575	$15,848	$31,109	$36,251

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders’ Equity

	Six Months Ended May 31, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2024	43,361	$434	$354,158	$120,405	$(36,209)	$438,788
Issuance of stock under employee stock purchase plan	176	1	7,402	—	—	7,403
Exercise of stock options	155	2	4,250	—	—	4,252
Vesting of restricted stock units	477	5	(5)	—	—	—
Withholding tax payments related to net issuance of RSUs	(178)	(2)	(10,099)	—	—	(10,101)
Stock-based compensation	—	—	31,424	—	—	31,424
Treasury stock repurchases and retirements, including excise tax	(890)	(9)	(25,039)	(25,126)	—	(50,174)
Net income	—	—	—	27,975	—	27,975
Other comprehensive income	—	—	—	—	3,134	3,134
Balance, May 31, 2025	43,101	$431	$362,091	$123,254	$(33,075)	$452,701

	Three Months Ended May 31, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, March 1, 2025	43,022	$430	$353,039	$115,999	$(37,621)	$431,847
Issuance of stock under employee stock purchase plan	119	1	5,206	—	—	5,207
Exercise of stock options	118	2	2,780	—	—	2,782
Vesting of restricted stock units	290	3	(3)	—	—	—
Withholding tax payments related to net issuance of RSUs	(97)	(1)	(5,459)	—	—	(5,460)
Stock-based compensation	—	—	16,741	—	—	16,741
Treasury stock repurchases and retirements, including excise tax	(351)	(4)	(10,213)	(9,774)	—	(19,991)
Net income	—	—	—	17,029	—	17,029
Other comprehensive income	—	—	—	—	4,546	4,546
Balance, May 31, 2025	43,101	$431	$362,091	$123,254	$(33,075)	$452,701

	Six Months Ended May 31, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2023	43,796	$438	$370,579	$120,858	$(32,160)	$459,715
Issuance of stock under employee stock purchase plan	182	2	6,918	—	—	6,920
Exercise of stock options	134	1	5,545	—	—	5,546
Vesting of restricted stock units	498	5	(5)	—	—	—
Withholding tax payments related to net issuance of RSUs	(192)	(1)	(10,591)	—	—	(10,592)
Stock-based compensation	—	—	24,453	—	—	24,453
Purchase of capped calls, net of tax	—	—	(32,080)	—	—	(32,080)
Dividends declared	—	—	—	(16,097)	—	(16,097)
Treasury stock repurchases and retirements	(1,355)	(14)	(34,437)	(37,998)	—	(72,449)
Net income	—	—	—	38,827	—	38,827
Other comprehensive loss	—	—	—	—	(2,576)	(2,576)
Balance, May 31, 2024	43,063	$431	$330,382	$105,590	$(34,736)	$401,667

	Three Months Ended May 31, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, March 1, 2024	43,689	$437	$372,273	$123,429	$(34,396)	$461,743
Issuance of stock under employee stock purchase plan	116	1	4,388	—	—	4,389
Exercise of stock options	54	—	2,296	—	—	2,296
Vesting of restricted stock units	254	3	(3)	—	—	—
Withholding tax payments related to net issuance of RSUs	(89)	—	(4,702)	—	—	(4,702)
Stock-based compensation	—	—	11,989	—	—	11,989
Purchase of capped calls, net of tax	—	—	(32,080)	—	—	(32,080)
Dividends declared	—	—	—	(7,867)	—	(7,867)
Treasury stock repurchases and retirements	(961)	(10)	(23,779)	(26,160)	—	(49,949)
Net income	—	—	—	16,188	—	16,188
Other comprehensive loss	—	—	—	—	(340)	(340)
Balance, May 31, 2024	43,063	$431	$330,382	$105,590	$(34,736)	$401,667

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
(in thousands)	May 31, 2025	May 31, 2024
Cash flows from operating activities:
Net income	$27,975	$38,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,217	3,171
Amortization of acquired intangibles and other	73,532	50,367
Amortization of debt discount and issuance costs	2,028	1,535
Stock-based compensation	31,424	24,453
Non-cash lease expense	5,878	6,532
Deferred income taxes	(6,131)	(6,404)
Credit losses and other sales allowances	1,991	387
Changes in operating assets and liabilities:
Accounts receivable	23,635	34,171
Other assets	3,656	10,421
Accounts payable and accrued liabilities	(38,869)	(21,484)
Lease liabilities	(6,988)	(5,734)
Income taxes payable	(1,020)	(389)
Deferred revenue, net	(21,385)	(1,668)
Net cash flows from operating activities	98,943	134,185
Net cash flows used in investing activities:
Purchases of property and equipment	(1,785)	(1,264)
Payments for acquisitions	(1,195)	—
Net cash flows used in investing activities	(2,980)	(1,264)
Net cash flows used in financing activities:
Proceeds from equity plans	12,760	12,896
Payments for taxes related to net share settlements of equity awards	(10,101)	(10,592)
Repurchases of common stock, including excise tax	(50,108)	(72,449)
Proceeds from issuance of senior convertible notes, net of issuance costs of $11,200	—	438,750
Purchase of capped calls	—	(42,210)
Dividend equivalent and dividend payments to stockholders	(654)	(16,122)
Repayment of revolving line of credit	(70,000)	(110,000)
Principal payment on term loan	—	(261,250)
Payment of credit facility debt issuance costs	—	(6,821)
Net cash flows used in financing activities	(118,103)	(67,798)
Effect of exchange rate changes on cash and cash equivalents	6,069	(1,661)
Net (decrease) increase in cash and cash equivalents	(16,071)	63,462
Cash and cash equivalents, beginning of period	118,077	126,958
Cash and cash equivalents, end of period	$102,006	$190,420

Condensed Consolidated Statements of Cash Flows, continued

	Six Months Ended
(in thousands)	May 31, 2025	May 31, 2024
Supplemental disclosure:
Cash paid for income taxes, net of refunds of $1,101 in 2025 and $1,028 in 2024	$6,740	$6,346
Cash paid for interest	$33,387	$7,961
Non-cash investing and financing activities:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$30,075	$28,987
Dividends declared and unpaid	$—	$8,351
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

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective beginning with the Company’s 2025 fiscal year annual reporting period. The Company is currently evaluating the impact that the adoption of this standard and will include the additional disclosures in the financial statements for the fiscal year ending November 30, 2025.

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

Note 2: Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at May 31, 2025:

		Fair Value Measurements Using
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$1,170	$1,170	$—	$—
Foreign exchange derivatives	$239	$—	$239	$—

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at November 30, 2024:

		Fair Value Measurements Using
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$1,823	$1,823	$—	$—
Liabilities
Foreign exchange derivatives	$(624)	$—	$(624)	$—

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

Assets and Liabilities Not Carried at Fair Value

Fair Value of the Convertible Senior Notes

The following table details the fair value and carrying value of our Convertible Senior Notes due 2026 and 2030 (together referred to as "the Notes"):

	May 31, 2025		November 30, 2024
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible senior notes due 2026(1)	$358,051	$416,531	$356,946	$449,094
Convertible senior notes due 2030(2)	440,244	511,875	439,321	550,827
Total	$798,295	$928,406	$796,267	$999,921
(1) The carrying value of the convertible senior notes due 2026 (the "2026 Notes"), is reflected net of $1.9 million and $3.1 million of unamortized debt issuance costs as of May 31, 2025 and November 30, 2024, respectively.
(2) The carrying value of the convertible senior notes due 2030 (the "2030 Notes"), is reflected net of $9.8 million and $10.7 million of unamortized debt issuance costs as of May 31, 2025 and November 30, 2024, respectively.

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

Borrowings under our revolving credit facility are recorded at carrying value, which approximates fair value due to the frequent nature of such borrowings and repayments. The Company considers this as a Level 2 input.

Note 3: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes:

	May 31, 2025			November 30, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$399,000	$(231,224)	$167,776	$399,000	$(210,264)	$188,736
Customer-related	776,608	(329,348)	447,260	777,608	(282,384)	495,224
Trademarks and trade names	77,111	(41,590)	35,521	77,111	(37,500)	39,611
Total	$1,252,719	$(602,162)	$650,557	$1,253,719	$(530,148)	$723,571

In the three and six months ended May 31, 2025, amortization expense related to intangible assets was $36.6 million and $72.8 million, respectively. In the three and six months ended May 31, 2024, amortization expense related to intangible assets was $23.7 million and $49.0 million, respectively.

Future amortization expense for intangible assets as of May 31, 2025, is as follows:

(in thousands)
Remainder of 2025	$71,805
2026	136,070
2027	111,026
2028	99,443
2029	99,443
Thereafter	132,770
Total	$650,557
Goodwill

Changes in the carrying amount of goodwill in the six months ended May 31, 2025 are as follows:

(in thousands)
Balance, December 1, 2024	$1,292,177
Additions(1)	1,632
Translation adjustments	21
Balance, May 31, 2025	$1,293,830
(1) The additions to goodwill during fiscal year 2025 represent measurement period adjustments related to the acquisition of ShareFile in October 2024. See Note 4: Business Combinations for additional information.

Note 4: Business Combinations

ShareFile Acquisition

On October 31, 2024, we completed the acquisition of ShareFile from Cloud Software Group, Inc. and its subsidiaries for an aggregate purchase price of $875.0 million in cash, subject to a $25.0 million working capital credit and certain customary adjustments. We funded the acquisition through $730.0 million in borrowings under our existing $900.0 million revolving credit facility and cash on hand. Refer to Note 5: Debt for further information.

The acquisition consideration for ShareFile has been preliminarily allocated to ShareFile’s assets and assumed liabilities based on estimated fair values. The preliminary fair value estimates of the net assets acquired are based upon preliminary calculations and valuations, and those estimates and assumptions are subject to change as we obtain additional information for those estimates during the measurement period, which is up to one year from the acquisition date. During the first quarter of fiscal year 2025, the Company identified measurement period adjustments that resulted in increases in goodwill totaling $1.6 million. There were no measurement period adjustments identified in the second quarter of fiscal year 2025.

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

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) and certain acquisition restructuring and related charges are not included as a component of consideration transferred but are required to be expensed as incurred. During the three and six months ended May 31, 2025, we incurred approximately $1.4 million and $3.7 million, respectively, of acquisition-related costs, which are included in acquisition-related expenses on our condensed consolidated statement of operations.

The amount of revenue of ShareFile included in our condensed consolidated statement of operations during the three and six months ended May 31, 2025, was $65.9 million and $129.6 million, respectively. We determined that disclosing the amount of ShareFile related earnings included in the condensed consolidated statement of operations is impracticable, as certain operations of ShareFile were integrated into the operations of the Company from the date of acquisition.

In connection and concurrent with the ShareFile acquisition, we entered into a Transition Services Agreement ("TSA") with Cloud Software Group, Inc. for a period of six months from the date of acquisition, with the option to extend the TSA beyond this period for certain services. The TSA was terminated during the second quarter of fiscal year 2025 and expenses related to the TSA were not significant during the three and six months ended May 31, 2025.

Pro Forma Information

The following pro forma financial information presents the combined results of operations of Progress and ShareFile as if the acquisition had occurred on December 1, 2022, after giving effect to certain pro forma adjustments. The pro forma adjustments reflected herein include only those adjustments that are directly attributable to the ShareFile acquisition and factually supportable. These pro forma adjustments include: (i) a net increase in amortization expense to record amortization expense relating to the $464.0 million of acquired identifiable intangible assets, (ii) an increase in interest expense to record interest for the periods presented as a result of drawing down our revolving line of credit in connection with the acquisition, (iii) an increase in acquisition-related expenses in connection with the acquisition that were not included in the purchase price, (iv) additional expense related to the TSA entered into between Progress and Cloud Software Group, Inc., and (v) the income tax effect of the adjustments made at the statutory tax rate of the U.S. (approximately 24.0%).

The pro forma financial information does not reflect any adjustments for anticipated expense savings resulting from the acquisition and is not necessarily indicative of the operating results that would have actually occurred had the transaction been consummated on December 1, 2022.

(in thousands, except per share data)	Pro Forma Three Months Ended May 31, 2024
Revenue	$236,565
Net income	$7,276
Net income per basic share	$0.17
Net income per diluted share	$0.17

(in thousands, except per share data)	Pro Forma Six Months Ended May 31, 2024
Revenue	$481,160
Net income	$19,804
Net income per basic share	$0.46
Net income per diluted share	$0.45

Note 5: Debt

As of May 31, 2025, we had the following debt obligations:

(in thousands)	Outstanding Principal	Unamortized Discount and Issuance Costs for the Notes	Net Carrying Amount
Long-term debt:
3.5% convertible senior notes due 2030	$450,000	$(9,756)	$440,244
Revolving credit facility	660,000	—	660,000
Total long-term debt	1,110,000	(9,756)	1,100,244
Current portion of long-term debt:
1.0% convertible senior notes due 2026	360,000	(1,949)	358,051
Total debt	$1,470,000	$(11,705)	$1,458,295

As of November 30, 2024, we had the following debt obligations:

(in thousands)	Outstanding Principal	Unamortized Discount and Issuance Costs for the Notes	Net Carrying Amount
Long-term debt:
1.0% convertible senior notes due 2026	$360,000	$(3,053)	$356,947
3.5% convertible senior notes due 2030	450,000	(10,680)	439,320
Revolving credit facility	730,000	—	730,000
Total debt	$1,540,000	$(13,733)	$1,526,267

During the six months ended May 31, 2025, we repaid $70.0 million on the revolving credit facility and reclassified the 1.0% convertible senior notes due April 15, 2026 from long-term debt to current liabilities. The average interest rate of the revolving credit facility during the three and six months ended May 31, 2025 was 6.67% and 6.64%, respectively, and the interest rate as of May 31, 2025 was 6.67%.

Note 6: Common Stock Repurchases

In January 2023, our Board of Directors increased the share repurchase authorization by $150.0 million to an aggregate authorization of $228.0 million. In the three months ended May 31, 2025 and May 31, 2024, we repurchased and retired 0.4 million shares for $20.0 million and 1.0 million shares for $49.9 million, respectively. In the six months ended May 31, 2025 and May 31, 2024, we repurchased and retired 0.9 million shares for $50.0 million and 1.4 million shares for $72.4 million, respectively. As of May 31, 2025, there was $57.2 million remaining under the current authorization.

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

The following table provides the classification of stock-based compensation as reflected on our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
(in thousands)	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Cost of maintenance, SaaS, and professional services	$1,560	$912	$2,755	$1,898
Sales and marketing	3,663	2,458	6,695	4,770
Product development	4,984	3,391	9,394	7,056
General and administrative	6,534	5,228	12,580	10,729
Total stock-based compensation	$16,741	$11,989	$31,424	$24,453

Note 8: Revenue Recognition

Timing of Revenue Recognition

Our revenues are derived from licensing our products and from related services, which consist of maintenance, SaaS, and professional services. Information relating to revenue from external customers by revenue type is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Performance obligations transferred at a point in time:
Software licenses	$50,795	$53,979	$109,240	$118,079
Performance obligations transferred over time:
Maintenance	103,491	102,503	203,026	204,528
SaaS	72,105	5,988	141,515	11,559
Professional services	10,964	12,607	21,589	25,596
Total revenue	$237,355	$175,077	$475,370	$359,762

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

	Three Months Ended		Six Months Ended
(in thousands)	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
North America	$147,326	$102,902	$301,972	$210,184
EMEA	73,039	57,538	139,982	120,625
Latin America	4,853	4,599	9,905	9,267
Asia Pacific	12,137	10,038	23,511	19,686
Total revenue	$237,355	$175,077	$475,370	$359,762

No single customer, partner, or country outside the U.S. accounted for more than 10% of our total revenue for the three and six months ended May 31, 2025 or May 31, 2024.

Contract Balances

Unbilled Receivables and Contract Assets

As of May 31, 2025, billing of our non-current unbilled receivables is expected to occur as follows:

(in thousands)
2026	$19,667
2027	10,223
Total	$29,890

Contract assets arise when revenue is recognized in excess of billings and the right to the amount due from customers is conditioned on something other than the passage of time, such as the completion of a related performance obligation. We did not have any net contract assets as of May 31, 2025 or November 30, 2024.

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

As of May 31, 2025, the changes in net deferred revenue were as follows:

(in thousands)
Balance, December 1, 2024	$404,412
Billings and other	459,537
Revenue recognized that was deferred in prior periods	(252,819)
Revenue recognized from current period arrangements	(222,551)
Balance, May 31, 2025	$388,579

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of May 31, 2025, transaction price allocated to remaining performance obligations was $497.5 million. We expect to recognize approximately 76% of the revenue within the next year and the remainder thereafter.

Deferred Contract Costs

Certain of our sales incentive programs meet the requirements to be capitalized. Depending upon the sales incentive program and the related revenue arrangement, such capitalized costs are amortized over the longer of (i) the product life, which is generally three to five years; or (ii) the term of the related revenue contract. We determined that a three to five year product life represents the period of benefit that we receive from these incremental costs based on both qualitative and quantitative factors, which include customer contracts, industry norms, and product upgrades. Total deferred contract costs were $5.5 million and $6.7 million as of May 31, 2025 and November 30, 2024, respectively, and are included in other current assets and other assets on our condensed consolidated balance sheets. Amortization of deferred contract costs is included in sales and marketing expense on our condensed consolidated statement of operations and was minimal in all periods presented.

Note 9: Restructuring

The following table provides a summary of activity for our restructuring actions:

(in thousands)	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2024	$4,339	$5,695	$10,034
Costs incurred	1,752	6,320	8,072
Cash disbursements	(2,694)	(10,427)	(13,121)
Translation and other adjustments	—	24	24
Balance, May 31, 2025	$3,397	$1,612	$5,009

Costs incurred during the three and six months ended May 31, 2025 are primarily related to our restructuring action that commenced in fiscal year 2024, arising from the integration of the ShareFile business. Cash disbursements for expenses incurred to date under this restructuring are expected to be made through the fourth quarter of fiscal year 2025. The restructuring reserve is included in other accrued liabilities on the condensed consolidated balance sheets as of May 31, 2025. We do not expect to incur additional material expenses in connection with this restructuring.

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

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Net income	$17,029	$16,188	$27,975	$38,827
Weighted average shares outstanding	43,053	43,213	43,154	43,508
Effect of dilution from common stock equivalents	1,043	751	1,104	887
Effect of dilution from if-converted convertible notes	60	—	264	—
Diluted weighted average shares outstanding	44,156	43,964	44,522	44,395

Earnings per share:
Basic	$0.40	$0.37	$0.65	$0.89
Diluted	$0.39	$0.37	$0.63	$0.87

We excluded stock awards representing approximately 776,000 and 586,000 shares of common stock, respectively, from the calculation of diluted earnings per share in the three and six months ended May 31, 2025 as these awards were anti-dilutive. We excluded stock awards representing approximately 1,273,000 and 993,000 shares of common stock, respectively, from the calculation of diluted earnings per share in the three and six months ended May 31, 2024, as these awards were anti-dilutive.

The dilutive impact of the Notes on our calculation of diluted earnings per share is measured using the if-converted method. However, because the principal amount of the Notes will be settled in cash, the dilutive impact of applying the if-converted method is limited to the in-the-money portion, if any. During the three and six months ended May 31, 2025, we included the 2026 Notes in our diluted earnings per share calculation and we excluded the 2030 Notes in our diluted earnings per share calculation because the conversion feature in the 2030 Notes was out of the money. During the three and six months ended May 31, 2024, we did not include the Notes in our diluted earnings per share calculation because the conversion feature in the Notes was out of the money.

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

Expenses Incurred and Future Costs

During the three and six months ended May 31, 2025, we incurred net costs of approximately $0.7 million and $1.5 million, respectively, related to the MOVEit Vulnerability. The costs recognized are net of insurance recoveries of $0.6 million and $1.3 million for the three and six months ended May 31, 2025, respectively. During the three and six months ended May 31, 2024, we incurred net costs of $3.0 million and $4.0 million, respectively, related to the MOVEit Vulnerability. The costs recognized are net of insurance recoveries of $1.9 million for the three and six months ended May 31, 2024. The timing of recognizing insurance recoveries may differ from the timing of recognizing the associated expenses.

We expect to continue to incur investigation, legal and professional services expenses associated with the MOVEit Vulnerability in future periods. We will recognize these expenses as services are received, net of insurance recoveries. While a loss from these matters is reasonably possible, we cannot reasonably estimate a range of possible losses at this time, particularly while the foregoing matters remain ongoing. Furthermore, with respect to the MDL, the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved. Also, each of the governmental inquiries and investigations mentioned above could result in adverse judgements, settlements, fines, penalties, or other resolutions, the amount, scope and timing of which could be material, but of which we are currently unable to reasonably estimate. Therefore, we have not recorded a loss contingency liability for the MOVEit Vulnerability as of May 31, 2025.

Insurance Coverage

During the period when the MOVEit Vulnerability occurred, we maintained $15.0 million of cybersecurity insurance coverage, which is expected to reduce our exposure to expenses and liabilities arising from these events. As of May 31, 2025, we have recorded approximately $7.1 million of insurance recoveries related to the MOVEit Vulnerability, providing us with approximately $5.4 million of remaining cybersecurity insurance coverage under the applicable policy. We will pursue recoveries to the maximum extent available under our insurance policies.

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

Results of Operations

Business Development

On October 31, 2024, we acquired ShareFile from Cloud Software Group, Inc. As a result of this acquisition, we recorded $96.2 million of deferred revenue and $464.0 million of intangible assets, as further described in Note 4: Business Combinations. We expect to recognize additional SaaS revenue, as well as increased amortization expense and interest expense, in future periods as a result of this acquisition.

Revenue

	Three Months Ended		% Change
(in thousands)	May 31, 2025	May 31, 2024	As Reported	Constant Currency
Revenue	$237,355	$175,077	36%	35%

	Six Months Ended		% Change
(in thousands)	May 31, 2025	May 31, 2024	As Reported	Constant Currency
Revenue	$475,370	$359,762	32%	32%

Total revenue increased as compared to the same period last year primarily due to our acquisition of ShareFile in the fourth quarter of fiscal year 2024. ShareFile revenue in the second quarter and first six months of fiscal year 2025 was $65.9 million and $129.6 million, respectively. These increases were partially offset by a decrease in our DataDirect product offering in all periods presented as a result of the timing of renewals on multiyear subscription contracts.

Software License Revenue

	Three Months Ended		% Change
(in thousands)	May 31, 2025	May 31, 2024	As Reported	Constant Currency
Software licenses	$50,795	$53,979	(6)%	(7)%
As a percentage of total revenue	21%	31%

	Six Months Ended		% Change
(in thousands)	May 31, 2025	May 31, 2024	As Reported	Constant Currency
Software licenses	$109,240	$118,079	(7)%	(7)%
As a percentage of total revenue	23%	33%

Software license revenue decreased compared to the same period last year primarily due to the decrease in our DataDirect product offering, as described above.

Maintenance, SaaS, and Professional Services Revenue

	Three Months Ended		% Change
(in thousands)	May 31, 2025	May 31, 2024	As Reported	Constant Currency
Maintenance	$103,491	$102,503	1%	—%
As a percentage of total revenue	44%	59%
SaaS	72,105	5,988	1,104%	1,104%
As a percentage of total revenue	30%	3%
Professional services	10,964	12,607	(13)%	(14)%
As a percentage of total revenue	5%	7%
Total maintenance, SaaS, and professional services revenue	$186,560	$121,098	54%	54%
As a percentage of total revenue	79%	69%

	Six Months Ended		% Change
(in thousands)	May 31, 2025	May 31, 2024	As Reported	Constant Currency
Maintenance	$203,026	$204,528	(1)%	—%
As a percentage of total revenue	43%	57%
SaaS	141,515	11,559	1,124%	1,124%
As a percentage of total revenue	30%	3%
Professional services	21,589	25,596	(16)%	(16)%
As a percentage of total revenue	5%	7%
Total maintenance, SaaS, and professional services revenue	$366,130	$241,683	51%	52%
As a percentage of total revenue	77%	67%

Maintenance revenue remained relatively flat as compared to the same period last year. SaaS revenue increased as compared to the same periods last year due to our acquisition of ShareFile. Professional services revenue decreased as compared to the same periods last year primarily due to a decrease in MarkLogic professional services revenue.

Revenue by Region

	Three Months Ended		% Change
(in thousands)	May 31, 2025	May 31, 2024	As Reported	Constant Currency
North America	$147,326	$102,902	43%	43%
As a percentage of total revenue	62%	59%
EMEA	$73,039	$57,538	27%	24%
As a percentage of total revenue	31%	33%
Latin America	$4,853	$4,599	6%	13%
As a percentage of total revenue	2%	3%
Asia Pacific	$12,137	$10,038	21%	21%
As a percentage of total revenue	5%	5%

	Six Months Ended		% Change
(in thousands)	May 31, 2025	May 31, 2024	As Reported	Constant Currency
North America	$301,972	$210,184	44%	44%
As a percentage of total revenue	64%	58%
EMEA	$139,982	$120,625	16%	16%
As a percentage of total revenue	29%	34%
Latin America	$9,905	$9,267	7%	17%
As a percentage of total revenue	2%	3%
Asia Pacific	$23,511	$19,686	19%	21%
As a percentage of total revenue	5%	5%

Total revenue generated in North America increased $44.4 million and $91.8 million in the second quarter and first six months of fiscal year 2025, respectively. Total revenue generated outside North America increased $17.9 million and $23.8 million over the same periods. The increases in each region were primarily due to the acquisition of ShareFile.

Total revenue generated in markets outside North America represented 38% and 41% of total revenue in the second quarter of fiscal year 2025 and fiscal year 2024, respectively. In the first six months of fiscal year 2025 and fiscal year 2024 total revenue generated in markets outside North America represented 36% and 42%, respectively.

Cost of Software Licenses

	Three Months Ended				Six Months Ended
(in thousands)	May 31, 2025	May 31, 2024	Change		May 31, 2025	May 31, 2024	Change
Cost of software licenses	$2,987	$2,497	$490	20%	$5,912	$5,228	$684	13%
As a percentage of software license revenue	6%	5%			5%	4%

Cost of software licenses consists primarily of royalties, electronic software distribution, duplication, and packaging. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix. The increase in the second quarter of fiscal year 2025 compared to the same period last year was related to increased royalty costs, credit card fees, and hardware sales. The increase in the first six months of fiscal year 2025 as compared to the same period last year was primarily due to increased hardware sales.

Cost of Maintenance, SaaS, and Professional Services

	Three Months Ended				Six Months Ended
(in thousands)	May 31, 2025	May 31, 2024	Change		May 31, 2025	May 31, 2024	Change
Cost of maintenance, SaaS, and professional services	$33,764	$22,176	$11,588	52%	$66,648	$44,395	$22,253	50%
As a percentage of maintenance, SaaS, and professional services revenue	18%	18%			18%	18%
Components of cost of maintenance, SaaS, and professional services:
Personnel related costs	$21,283	$16,770	$4,513	27%	$42,053	$33,814	$8,239	24%
Hosting and other	9,047	1,904	7,143	375%	17,957	3,670	14,287	389%
Contractors and outside services	3,434	3,502	(68)	(2)%	6,638	6,911	(273)	(4)%
Total cost of maintenance, SaaS, and professional services	$33,764	$22,176	$11,588	52%	$66,648	$44,395	$22,253	50%

Cost of maintenance, SaaS, and professional services consists primarily of hosting costs, and personnel related costs attributable to customer support, cloud operations, consulting, and education. The increase year-over-year in all periods presented was primarily due to increased hosting and headcount related costs resulting from our acquisition of ShareFile.

Amortization of Acquired Intangibles

	Three Months Ended			Six Months Ended
(in thousands)	May 31, 2025	May 31, 2024	% Change	May 31, 2025	May 31, 2024	% Change
Amortization of acquired intangibles	$10,537	$7,398	42%	$20,959	$15,257	37%
As a percentage of total revenue	4%	4%		4%	4%

Amortization of acquired intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. The year-over-year increase in all periods presented is due to the acquisition of ShareFile.

Gross Profit

	Three Months Ended			Six Months Ended
(in thousands)	May 31, 2025	May 31, 2024	% Change	May 31, 2025	May 31, 2024	% Change
Gross profit	$190,067	$143,006	33%	$381,851	$294,882	29%
As a percentage of total revenue	80%	82%		80%	82%

Our gross profit increased in all periods presented primarily due to the increase in revenue, partially offset by the increases in costs of maintenance, SaaS, and professional services, and amortization of acquired intangibles.

Sales and Marketing

	Three Months Ended				Six Months Ended
(in thousands)	May 31, 2025	May 31, 2024	Change		May 31, 2025	May 31, 2024	Change
Sales and marketing	$49,677	$37,889	$11,788	31%	$100,973	$77,000	$23,973	31%
As a percentage of total revenue	21%	22%			21%	21%
Components of sales and marketing:
Personnel related costs	$41,486	$33,241	$8,245	25%	$85,305	$66,334	$18,971	29%
Marketing programs and other	6,553	3,811	2,742	72%	13,014	9,236	3,778	41%
Contractors and outside services	1,638	837	801	96%	2,654	1,430	1,224	86%
Total sales and marketing	$49,677	$37,889	$11,788	31%	$100,973	$77,000	$23,973	31%

Sales and marketing expenses in all periods presented increased primarily due to increased personnel related costs, increased marketing and sales events costs, and increased contractors and outside services costs, each associated with our acquisition of ShareFile.

Product Development

	Three Months Ended				Six Months Ended
(in thousands)	May 31, 2025	May 31, 2024	Change		May 31, 2025	May 31, 2024	Change
Product development costs	$46,570	$35,435	$11,135	31%	$92,945	$70,423	$22,522	32%
As a percentage of total revenue	20%	20%			20%	20%
Components of product development costs:
Personnel related costs	$44,392	$34,151	$10,241	30%	$88,929	$67,747	$21,182	31%
Contractors and outside services	1,791	1,161	630	54%	3,302	2,243	1,059	47%
Other product development costs	387	123	264	215%	714	433	281	65%
Total product development costs	$46,570	$35,435	$11,135	31%	$92,945	$70,423	$22,522	32%

Product development expenses in all periods presented increased primarily due to increased personnel related costs, as well as increased contractors and outside services costs, each associated with our acquisition of ShareFile.

General and Administrative

	Three Months Ended				Six Months Ended
(in thousands)	May 31, 2025	May 31, 2024	Change		May 31, 2025	May 31, 2024	Change
General and administrative	$25,637	$21,983	$3,654	17%	$51,260	$43,327	$7,933	18%
As a percentage of total revenue	11%	13%			11%	12%
Components of general and administrative:
Personnel related costs	$20,541	$17,963	$2,578	14%	$39,380	$35,926	$3,454	10%
Contractors and outside services	3,619	2,602	1,017	39%	7,683	5,177	2,506	48%
Other general and administrative costs	1,477	1,418	59	4%	4,197	2,224	1,973	89%
Total cost of general and administrative	$25,637	$21,983	$3,654	17%	$51,260	$43,327	$7,933	18%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. The increases in all periods presented in personnel related costs, contractors and outside services, and other general and administrative costs were primarily related to our acquisition of ShareFile.

Amortization of Acquired Intangibles

	Three Months Ended			Six Months Ended
(in thousands)	May 31, 2025	May 31, 2024	% Change	May 31, 2025	May 31, 2024	% Change
Amortization of acquired intangibles	$26,063	$16,316	60%	$51,871	$33,705	54%
As a percentage of total revenue	11%	9%		11%	9%

Amortization of acquired intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of acquired intangibles increased in all periods presented due to the addition of ShareFile intangible assets, as discussed above.

Cyber Vulnerability Response Expenses, Net

	Three Months Ended			Six Months Ended
(in thousands)	May 31, 2025	May 31, 2024	% Change	May 31, 2025	May 31, 2024	% Change
Cyber vulnerability response expenses, net	$730	$3,036	(76)%	$1,467	$4,023	(64)%
As a percentage of total revenue	—%	2%		—%	1%

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

Restructuring Expenses

	Three Months Ended			Six Months Ended
(in thousands)	May 31, 2025	May 31, 2024	% Change	May 31, 2025	May 31, 2024	% Change
Restructuring expenses	$1,043	$651	60%	$8,072	$3,000	169%
As a percentage of total revenue	—%	—%		2%	1%

Restructuring expenses recorded in the second quarter and first six months of fiscal year 2025 primarily relate to headcount reductions and a facility closure in connection with the restructuring action related to the ShareFile acquisition in November 2024. See Note 9: Restructuring for additional details, including types of expenses incurred and the timing of future expenses and cash payments.

Acquisition-Related Expenses

	Three Months Ended			Six Months Ended
(in thousands)	May 31, 2025	May 31, 2024	% Change	May 31, 2025	May 31, 2024	% Change
Acquisition-related expenses	$1,731	$548	216%	$4,221	$1,250	238%
As a percentage of total revenue	1%	—%		1%	—%

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs consist of professional service fees, including third-party legal and valuation-related fees. Acquisition-related expenses in the second quarter and first six months of fiscal year 2025 were primarily related to our acquisition of ShareFile. Acquisition-related expenses in the same periods of fiscal year 2024 were primarily related to our pursuit of other acquisition opportunities.

Income from Operations

	Three Months Ended			Six Months Ended
(in thousands)	May 31, 2025	May 31, 2024	% Change	May 31, 2025	May 31, 2024	% Change
Income from operations	$38,616	$27,148	42%	$71,042	$62,154	14%
As a percentage of total revenue	16%	16%		15%	17%

Income from operations increased year-over-year due to an increase in revenue, offset by increases in costs of revenue and operating expenses, as shown above.

Other (Expense) Income

	Three Months Ended			Six Months Ended
(in thousands)	May 31, 2025	May 31, 2024	% Change	May 31, 2025	May 31, 2024	% Change
Interest expense	$(18,138)	$(7,007)	159%	$(36,567)	$(14,351)	155%
Interest income and other, net	294	928	(68)%	781	1,552	(50)%
Foreign currency loss, net	(908)	(941)	(4)%	(2,090)	(1,620)	29%
Total other expense, net	$(18,752)	$(7,020)	167%	$(37,876)	$(14,419)	163%
As a percentage of total revenue	(8)%	(4)%		(8)%	(4)%

Total other expense, net, increased in the second quarter and first six months of fiscal year 2025 as compared to the same periods last year primarily due to an increase in interest expense resulting from costs associated with drawing on our revolving line of credit to acquire ShareFile. Refer to Note 5: Debt, for further discussion. Foreign currency loss increased year-over-year due to rate volatility and timing of intercompany and hedge settlement activities.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
(in thousands)	May 31, 2025	May 31, 2024	% Change	May 31, 2025	May 31, 2024	% Change
Provision for income taxes	$2,835	$3,940	(28)%	$5,191	$8,908	(42)%
As a percentage of income before income taxes	14%	20%		16%	19%

Our effective tax rate was 14% and 20% in the second fiscal quarter of 2025 and 2024, respectively. The primary reason for the decrease in the effective rate was due to $1.1 million of discrete tax benefits in the second fiscal quarter of 2025 compared to $0.2 million of discrete tax benefits in the second fiscal quarter of 2024.

Net Income

	Three Months Ended			Six Months Ended
(in thousands)	May 31, 2025	May 31, 2024	% Change	May 31, 2025	May 31, 2024	% Change
Net income	$17,029	$16,188	5%	$27,975	$38,827	(28)%
As a percentage of total revenue	7%	9%		6%	11%

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

Our ARR was $838 million and $573 million as of May 31, 2025 and May 31, 2024, respectively, which is an increase of 46% year-over-year. The growth in ARR was primarily driven by the acquisition of ShareFile.

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

Liquidity and Capital Resources

Cash and Cash Equivalents

(in thousands)	May 31, 2025	November 30, 2024
Cash and cash equivalents	$102,006	$118,077

The decrease in cash and cash equivalents of $16.1 million from the end of fiscal year 2024 was due to cash outflows of $70.0 million to pay down the revolving line of credit, repurchases of common stock of $50.1 million, purchases of property and equipment of $1.8 million, a $1.2 million payment related to the acquisition of ShareFile, and $0.7 million in dividend equivalent payments to stockholders. The cash outflows described above were offset by cash inflows from operations of $98.9 million, the effect of exchange rates on cash of $6.1 million, and $2.7 million in cash received from the issuance of common stock. Except as described below, there are no limitations on our ability to access our cash and cash equivalents.

As of May 31, 2025, $62.9 million of our cash and cash equivalents was held by our foreign subsidiaries. As a result of the debt obligations arising from the ShareFile acquisition, in the fourth quarter of fiscal 2024 we determined that a substantial portion of unremitted foreign earnings are no longer indefinitely reinvested. As a result of this, we plan to utilize worldwide cash based on the needs of the parent entity. These amounts will be repatriated as needed. Deferred taxes are recorded for earnings of our foreign operations that we determine are not indefinitely reinvested.

	Six Months Ended
(in thousands)	May 31, 2025	May 31, 2024
Net cash flows from operating activities	$98,943	$134,185
Net cash flows used in investing activities	$(2,980)	$(1,264)
Net cash flows used in financing activities	$(118,103)	$(67,798)

Cash Flows From Operating Activities

The decrease in cash generated from operations in the first six months of fiscal year 2025 as compared to the same period last year was primarily due to increased interest expense resulting from the draw down on our revolving line of credit in the fourth quarter of fiscal year 2024.

Our gross accounts receivable as of May 31, 2025, decreased by $21.0 million from the end of fiscal year 2024. Our days sales outstanding (DSO) in accounts receivable increased to 53 days in the second quarter of fiscal year 2025 from 41 days in the second fiscal quarter of 2024 due to the timing of billings and collections.

Cash Flows Used in Investing Activities

Net cash outflows and inflows of our net investment activity are generally a result of the timing of our purchases and maturities of securities, which are classified as cash equivalents, as well as the timing of acquisitions and divestitures. In the first six months of fiscal year 2025, we purchased $1.8 million of property and equipment, and had payments for acquisitions of $1.2 million. Through the second quarter of fiscal year 2024 we had $1.3 million of purchases of property and equipment.

Cash Flows Used in Financing Activities

We received $12.8 million from the exercise of stock options and the issuance of shares under our employee stock purchase plan in the first six months of fiscal year 2025 as compared to $12.9 million in the first six months of fiscal year 2024. We made withholding tax payments related to net share settlements of equity awards of $10.1 million in the first six months of fiscal year 2025 as compared to $10.6 million in the first six months of fiscal year 2024. We repurchased $50.1 million of our common stock under our share repurchase plan in the first six months of fiscal year 2025 as compared to $72.4 million in the same period of the prior year. Further, we made payments on our revolving line of credit of $70.0 million and $110.0 million through the second quarters of fiscal years 2025 and 2024, respectively. During the second quarter of fiscal year 2024, we received net proceeds from the issuance of debt of $51.9 million (we refinanced our debt by issuing the convertible senior notes and used the proceeds to pay off the outstanding balance of the term loan and revolving line of credit under our previous credit agreement). In the first quarter of fiscal year 2024 we made payments on our long-term debt of $33.4 million (including a $30.0 million repayment on the revolving line of credit). Finally, we made dividend equivalent payments of $0.7 million to our stockholders during the first six months of fiscal year 2025, as compared to $16.1 million of dividend and dividend equivalent payments made to stockholders through the first six months of fiscal year 2024.

Share Repurchase Program

In January 2023, our Board of Directors increased our share repurchase authorization by $150 million, to an aggregate authorization of $228.0 million. In the three months ended May 31, 2025 and May 31, 2024, we repurchased and retired 0.4 million shares for $20.0 million and 1.0 million shares for $49.9 million, respectively. In the six months ended May 31, 2025 and May 31, 2024, we repurchased and retired 0.9 million shares for $50.0 million and 1.4 million shares for $72.4 million, respectively. The shares were repurchased in both periods as part of the share repurchase program as authorized by our Board of Directors. As of May 31, 2025, there was $57.2 million remaining under the current authorization.

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

Liquidity Outlook

Cash from operations in fiscal year 2025 could be affected by various risks and uncertainties, including, but not limited to, the effects of various risks detailed in Part I, Item 1A. Risk Factors in our 2024 Annual Report, including increased disruption and volatility in capital markets and credit markets that could adversely affect our liquidity and capital resources in the future. However, based on our current business plan, we believe that existing cash balances, together with funds generated from operations and amounts available under our revolving credit facility, will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months. Our foreseeable cash needs include capital expenditures, acquisitions, debt repayments, share repurchases, lease commitments, restructuring obligations, and other long-term obligations.

We expect to continue to make payments on the revolving credit facility and are also continuously evaluating additional financing options, the net proceeds of which could be used for general corporate purposes or to repay amounts outstanding under our revolving credit facility.  In the future, we may use the available capacity under our revolving credit facility for general corporate purposes, which may include payments made in connection with any settlement of the 2026 Notes upon conversion, redemption or repayment of our 2026 Notes at or prior to the 2026 Notes maturity.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the first six months of fiscal year 2025, with the exception of repayments on our revolving credit facility, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our 2024 Annual Report, for a more complete discussion of the market risks we encounter.

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

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The Company acquired ShareFile on October 31, 2024. Management excluded ShareFile from its assessment of the effectiveness of the Company’s disclosure controls as of May 31, 2025. ShareFile represented, in aggregate, approximately 2% of the Company’s total consolidated assets (excluding goodwill and intangibles, which are included in the scope of the assessment) and approximately 27% of total consolidated revenues, as of and for the six months ended May 31, 2025. Based on this evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 31, 2025.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended May 31, 2025 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

Information related to the repurchases of our common stock by month in the second quarter of fiscal year 2025 is as follows:

(in thousands, except per share and share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
Period
March 2025	—	$—	—	$77,220
April 2025	351,216	56.93	351,216	57,220
May 2025	—	—	—	57,220
Total	351,216	$56.93	351,216	$57,220

(1)On January 10, 2023, our Board of Directors increased the share repurchase authorization by 150.0 million, to an aggregate authorization of $228.0 million. As of May 31, 2025, there was $57.2 million remaining under this authorization.

Item 5. Other Information

(c) Insider Adoption or Termination of Trading Arrangements

During the second quarter of fiscal year 2025, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name and Title	Character of Trading Arrangement[1]	Date Adopted	Duration[2]	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement
Anthony Folger, EVP & Chief Financial Officer	Rule 10b5-1 Trading Arrangement	April 8, 2025	February 28, 2026	Up to 20,570[3]
Yogesh Gupta, President & Chief Executive Officer	Rule 10b5-1 Trading Arrangement	May 13, 2025	August 15, 2026	Up to 83,586
Domenic LoCoco , SVP, Chief Accounting Officer	Rule 10b5-1 Trading Arrangement	May 12, 2025	November 30, 2026	Up to 6,049[4]

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

3. Includes: (i) 6,529 shares of our common stock; (ii) all common stock, net of shares withheld to cover tax withholding obligations, to be issued upon the anticipated vesting of 8,041 Restricted Stock Units; and (iii) up to 6,000 shares of common stock, net of shares withheld to cover tax withholding obligations, to be issued upon the anticipated vesting of a maximum of 50,574 Performance Stock Units.

4. Includes: (i) 1,195 shares of our common stock; and (ii) 4,854 employee stock options expected to be exercised via same-day sale.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Yogesh K. Gupta				X
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Anthony Folger				X
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101*	The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three months ended May 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of May 31, 2025 and November 30, 2024; (ii) Condensed Consolidated Statements of Operations for the three and six months ended May 31, 2025 and 2024; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended May 31, 2025 and 2024; (iv) Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended May 31, 2025 and 2024; (v) Condensed Consolidated Statements of Cash Flows for the six months ended May 31, 2025 and 2024; and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	June 30, 2025	/s/ YOGESH K. GUPTA
Yogesh K. Gupta
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	June 30, 2025	/s/ ANTHONY FOLGER
Anthony Folger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	June 30, 2025	/s/ DOMENIC LOCOCO
Domenic LoCoco
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)