Form 10-Q
period 2025-08-31
PROGRESS SOFTWARE CORP /MA
filed 2025-09-29
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of September 25, 2025, there were 42,907,573 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(in thousands, except share data)	August 31, 2025	November 30, 2024
Assets
Current assets:
Cash and cash equivalents	$99,008	$118,077
Accounts receivable, net	151,431	163,575
Unbilled receivables, current portion	35,930	34,672
Other current assets	49,176	52,489
Total current assets	335,545	368,813
Unbilled receivables, non-current portion	30,760	28,893
Property and equipment, net	13,134	13,746
Intangible assets, net	619,363	723,571
Goodwill	1,309,252	1,292,177
Right-of-use lease assets	27,727	30,894
Deferred tax assets	68,823	56,179
Other assets	17,107	12,693
Total assets	$2,421,711	$2,526,966
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,847	$13,910
Deferred revenue, current portion, net	298,716	332,142
Convertible senior notes, current portion, net	358,619	—
Accrued compensation and related payroll taxes	63,323	64,672
Operating lease liabilities, current portion	8,788	9,202
Other accrued liabilities	27,516	35,219
Total current liabilities	769,809	455,145
Deferred revenue, non-current portion, net	82,346	72,270
Convertible senior notes, non-current portion, net	440,713	796,267
Long-term debt, net	620,000	730,000
Operating lease liabilities, non-current portion	22,705	26,259
Deferred tax liabilities	2,599	2,279
Other non-current liabilities	5,857	5,958
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized, 10,000,000 shares; issued, none	—	—
Common stock, $0.01 par value; authorized, 200,000,000 shares; issued and outstanding, 42,905,397 shares in 2025 and 43,360,695 shares in 2024	429	434
Additional paid-in capital	371,623	354,158
Retained earnings	138,051	120,405
Accumulated other comprehensive loss	(32,421)	(36,209)
Total stockholders’ equity	477,682	438,788
Total liabilities and stockholders’ equity	$2,421,711	$2,526,966
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
Revenue:
Software licenses	$63,437	$57,850	$172,677	$175,929
Maintenance, SaaS, and professional services	186,358	120,836	552,488	362,519
Total revenue	249,795	178,686	725,165	538,448
Costs of revenue:
Cost of software licenses	2,833	2,700	8,745	7,928
Cost of maintenance, SaaS, and professional services	33,919	20,057	100,567	64,452
Amortization of acquired intangibles	10,784	6,307	31,743	21,564
Total costs of revenue	47,536	29,064	141,055	93,944
Gross profit	202,259	149,622	584,110	444,504
Operating expenses:
Sales and marketing	51,850	37,141	152,823	114,141
Product development	49,432	34,720	142,377	105,143
General and administrative	28,308	20,503	79,568	63,830
Amortization of acquired intangibles	26,415	13,810	78,286	47,515
Cyber vulnerability response expenses, net	659	927	2,126	4,950
Restructuring expenses	907	308	8,979	3,308
Acquisition-related expenses	814	1,864	5,035	3,114
Total operating expenses	158,385	109,273	469,194	342,001
Income from operations	43,874	40,349	114,916	102,503
Other (expense) income:
Interest expense	(17,737)	(6,765)	(54,304)	(21,116)
Interest income and other, net	260	1,896	1,041	3,448
Foreign currency loss, net	(191)	(1,201)	(2,281)	(2,821)
Total other expense, net	(17,668)	(6,070)	(55,544)	(20,489)
Income before income taxes	26,206	34,279	59,372	82,014
Provision for income taxes	6,793	5,815	11,984	14,723
Net income	$19,413	$28,464	$47,388	$67,291
Earnings per share:
Basic	$0.45	$0.66	$1.10	$1.55
Diluted	$0.44	$0.65	$1.07	$1.52
Weighted average shares outstanding:
Basic	42,988	42,872	43,099	43,296
Diluted	43,717	43,711	44,253	44,167

Cash dividends declared per common share	$—	$0.175	$—	$0.525
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
(in thousands)	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
Net income	$19,413	$28,464	$47,388	$67,291
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	654	2,084	3,788	643
Unrealized loss on hedging activity, net of tax benefit of $0 and $360 for the three and nine months ended August 31, 2024, respectively	—	—	—	(1,135)
Total other comprehensive income (loss), net of tax	654	2,084	3,788	(492)
Comprehensive income	$20,067	$30,548	$51,176	$66,799

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders’ Equity

	Nine Months Ended August 31, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2024	43,361	$434	$354,158	$120,405	$(36,209)	$438,788
Issuance of stock under employee stock purchase plan	250	2	11,002	—	—	11,004
Exercise of stock options	170	2	4,587	—	—	4,589
Vesting of restricted stock units	477	5	(5)	—	—	—
Withholding tax payments related to net issuance of RSUs	(180)	(2)	(10,099)	—	—	(10,101)
Stock-based compensation	—	—	47,394	—	—	47,394
Treasury stock repurchases and retirements, including excise tax	(1,173)	(12)	(35,414)	(29,742)	—	(65,168)
Net income	—	—	—	47,388	—	47,388
Other comprehensive income	—	—	—	—	3,788	3,788
Balance, August 31, 2025	42,905	$429	$371,623	$138,051	$(32,421)	$477,682

	Three Months Ended August 31, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, June 1, 2025	43,101	$431	$362,091	$123,254	$(33,075)	$452,701
Issuance of stock under employee stock purchase plan	74	1	3,600	—	—	3,601
Exercise of stock options	15	—	337	—	—	337
Withholding tax payments related to net issuance of RSUs	(2)	—	—	—	—	—
Stock-based compensation	—	—	15,970	—	—	15,970
Treasury stock repurchases and retirements, including excise tax	(283)	(3)	(10,375)	(4,616)	—	(14,994)
Net income	—	—	—	19,413	—	19,413
Other comprehensive income	—	—	—	—	654	654
Balance, August 31, 2025	42,905	$429	$371,623	$138,051	$(32,421)	$477,682

	Nine Months Ended August 31, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2023	43,796	$438	$370,579	$120,858	$(32,160)	$459,715
Issuance of stock under employee stock purchase plan	260	3	9,889	—	—	9,892
Exercise of stock options	179	2	7,538	—	—	7,540
Vesting of restricted stock units	498	5	(5)	—	—	—
Withholding tax payments related to net issuance of RSUs	(192)	(3)	(10,624)	—	—	(10,627)
Stock-based compensation	—	—	35,011	—	—	35,011
Purchase of capped calls, net of tax	—	—	(32,080)	—	—	(32,080)
Dividends declared	—	—	—	(23,861)	—	(23,861)
Treasury stock repurchases and retirements	(1,642)	(16)	(41,714)	(45,047)	—	(86,777)
Net income	—	—	—	67,291	—	67,291
Other comprehensive loss	—	—	—	—	(492)	(492)
Balance, August 31, 2024	42,899	$429	$338,594	$119,241	$(32,652)	$425,612

	Three Months Ended August 31, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, June 1, 2024	43,063	$431	$330,382	$105,590	$(34,736)	$401,667
Issuance of stock under employee stock purchase plan	78	1	2,971	—	—	2,972
Exercise of stock options	45	1	1,993	—	—	1,994
Withholding tax payments related to net issuance of RSUs	—	(2)	(33)	—	—	(35)
Stock-based compensation	—	—	10,558	—	—	10,558
Dividends declared	—	—	—	(7,764)	—	(7,764)
Treasury stock repurchases and retirements	(287)	(2)	(7,277)	(7,049)	—	(14,328)
Net income	—	—	—	28,464	—	28,464
Other comprehensive income	—	—	—	—	2,084	2,084
Balance, August 31, 2024	42,899	$429	$338,594	$119,241	$(32,652)	$425,612

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
(in thousands)	August 31, 2025	August 31, 2024
Cash flows from operating activities:
Net income	$47,388	$67,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,753	4,806
Amortization of acquired intangibles and other	111,081	70,835
Amortization of debt discount and issuance costs	3,064	2,540
Stock-based compensation	47,394	35,011
Non-cash lease expense	8,749	8,898
Deferred income taxes	(12,884)	(14,840)
Credit losses and other sales allowances	3,510	329
Changes in operating assets and liabilities:
Accounts receivable	9,129	25,407
Other assets	4,575	15,090
Accounts payable and accrued liabilities	(15,016)	(6,796)
Lease liabilities	(9,533)	(8,682)
Income taxes payable	1,131	1,341
Deferred revenue, net	(30,952)	(9,387)
Net cash flows from operating activities	172,389	191,843
Net cash flows used in investing activities:
Purchases of property and equipment	(2,840)	(2,328)
Payments for acquisitions, net of cash acquired	(20,653)	—
Net cash flows used in investing activities	(23,493)	(2,328)
Net cash flows used in financing activities:
Proceeds from equity plans	16,040	17,474
Payments for taxes related to net share settlements of equity awards	(10,101)	(10,627)
Repurchases of common stock, including excise tax	(65,108)	(86,777)
Proceeds from issuance of senior convertible notes, net of issuance costs of $11,200	—	438,750
Purchase of capped calls	—	(42,210)
Dividend equivalent and dividend payments to stockholders	(654)	(23,814)
Repayment of revolving line of credit	(110,000)	(110,000)
Principal payment on term loan	—	(261,250)
Payment of credit facility debt issuance costs	(5,961)	(6,821)
Net cash flows used in financing activities	(175,784)	(85,275)
Effect of exchange rate changes on cash and cash equivalents	7,819	1,515
Net (decrease) increase in cash and cash equivalents	(19,069)	105,755
Cash and cash equivalents, beginning of period	118,077	126,958
Cash and cash equivalents, end of period	$99,008	$232,713

Condensed Consolidated Statements of Cash Flows, continued

	Nine Months Ended
(in thousands)	August 31, 2025	August 31, 2024
Supplemental disclosure:
Cash paid for income taxes, net of refunds of $1,875 in 2025 and $2,242 in 2024	$13,412	$15,865
Cash paid for interest	$44,202	$7,961
Non-cash investing and financing activities:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$30,075	$29,036
Dividends declared and unpaid	$—	$8,423
Contingent consideration payable in Nuclia acquisition	$1,080	$—
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

In September 2025, the FASB issued Accounting Standards Update No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). ASU 2025-06 modernizes the accounting for internal-use software costs by increasing the operability of the recognition guidance considering different methods of software development. ASU 2025-06, which can be applied prospectively, retrospectively, or with a modified transition approach, is effective for the Company for annual reporting as well as interim period reporting beginning in fiscal year 2029. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and disclosures.

Note 2: Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at August 31, 2025:

		Fair Value Measurements Using
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$1,175	$1,175	$—	$—
Foreign exchange derivatives	$112	$—	$112	$—
Liabilities
Contingent consideration	$(1,080)	$—	$—	$(1,080)

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at November 30, 2024:

		Fair Value Measurements Using
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$1,823	$1,823	$—	$—
Liabilities
Foreign exchange derivatives	$(624)	$—	$(624)	$—

When developing fair value estimates, we maximize the use of observable inputs and minimize the use of unobservable inputs. When available, we use quoted market prices to measure fair value. The valuation technique used to measure fair value for our Level 1 and Level 2 assets is a market approach, using prices and other relevant information generated by market transactions involving identical or comparable assets. If market prices are not available, the fair value measurement is based on models that use primarily market-based parameters including yield curves, volatilities, credit ratings and currency rates. In certain cases, where market rate assumptions are not available, we are required to make judgments about assumptions market participants would use to estimate the fair value of a financial instrument.

We classified contingent consideration related to the Nuclia acquisition, which occurred in the third fiscal quarter of 2025, within Level 3 of the fair value hierarchy because the fair value is derived using significant unobservable inputs. We utilized the Monte Carlo simulation method to estimate the fair value of the contingent liability as of the reporting date. Thousands of iterations of the simulation were performed using forecasted financial data to develop a distribution of future values which, in turn, provide indicated earn-out payments. The total estimated fair value equals the sum of the average present values of the indicated earn-out payments. The fair value of the contingent consideration will be remeasured each reporting period and any required adjustment will be recorded to acquisition-related expenses in our condensed consolidated statement of operations. See Note 4: Business Combinations for additional details.

The following table reflects the activity for our contingent consideration obligation measured at fair value using Level 3 inputs for the nine months ended August 31, 2025:

(in thousands)
Balance, December 1, 2024	$—
Acquisition date fair value of contingent consideration	(1,080)
Balance, August 31, 2025	$(1,080)

There were no transfers between levels of the fair value measurement hierarchy during the nine months ended August 31, 2025 and 2024.

Assets and Liabilities Not Carried at Fair Value

Fair Value of the Convertible Senior Notes

The following table details the fair value and carrying value of our Convertible Senior Notes due 2026 and 2030 (together referred to as "the Notes"):

	August 31, 2025		November 30, 2024
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible senior notes due 2026(1)	$358,619	$362,778	$356,946	$449,094
Convertible senior notes due 2030(2)	440,713	460,752	439,321	550,827
Total	$799,332	$823,530	$796,267	$999,921
(1) The carrying value of the convertible senior notes due 2026 (the "2026 Notes"), is reflected net of $1.4 million and $3.1 million of unamortized debt issuance costs as of August 31, 2025 and November 30, 2024, respectively.
(2) The carrying value of the convertible senior notes due 2030 (the "2030 Notes"), is reflected net of $9.3 million and $10.7 million of unamortized debt issuance costs as of August 31, 2025 and November 30, 2024, respectively.

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

Note 3: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes:

	August 31, 2025			November 30, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$403,236	$(242,008)	$161,228	$399,000	$(210,264)	$188,736
Customer-related	777,969	(353,280)	424,689	777,608	(282,384)	495,224
Trademarks and trade names	77,111	(43,665)	33,446	77,111	(37,500)	39,611
Total	$1,258,316	$(638,953)	$619,363	$1,253,719	$(530,148)	$723,571

In the three and nine months ended August 31, 2025, amortization expense related to intangible assets was $37.2 million and $110.0 million, respectively. In the three and nine months ended August 31, 2024, amortization expense related to intangible assets was $20.1 million and $69.1 million, respectively.

Future amortization expense for intangible assets as of August 31, 2025, is as follows:

(in thousands)
Remainder of 2025	$35,246
2026	137,423
2027	112,146
2028	100,562
2029	100,562
Thereafter	133,424
Total	$619,363
Goodwill

Changes in the carrying amount of goodwill in the nine months ended August 31, 2025 are as follows:

(in thousands)
Balance, December 1, 2024	$1,292,177
Additions from business combinations(1)	15,397
Measurement period adjustments(2)	1,632
Translation adjustments	46
Balance, August 31, 2025	$1,309,252
(1) The additions to goodwill during fiscal year 2025 are related to the acquisition of Nuclia. Refer to Note 4: Business Combinations for additional information.
(2) Represents measurement period adjustments related to ShareFile during fiscal year 2025. Refer to Note 4: Business Combinations for additional information.

Note 4: Business Combinations

Nuclia Acquisition

On June 30, 2025, we completed the acquisition of Nuclia, an innovator in agentic Retrieval-Augmented Generation AI solutions, for a purchase price with an aggregate fair value of $21.4 million, which was primarily allocated to purchased technology and goodwill. The purchase consideration consisted of $20.3 million of cash paid at closing and contingent consideration with an estimated fair value of $1.1 million.

We are required to pay contingent earn-out consideration of up to $5.0 million to former Nuclia shareholders, based on the achievement of certain revenue targets during fiscal year 2026. The fair value of the earn-out liability was determined to be $1.1 million as of the acquisition date. See Note 2: Fair Value Measurements for additional details.

We have not disclosed the amount of revenues and earnings of Nuclia since acquisition, nor pro forma financial information, as those amounts are not significant to our condensed consolidated financial statements.

ShareFile Acquisition

On October 31, 2024, we completed the acquisition of ShareFile from Cloud Software Group, Inc. and its subsidiaries for an aggregate purchase price of $875.0 million in cash, subject to a $25.0 million working capital credit and certain customary adjustments. We funded the acquisition through $730.0 million in borrowings under our existing revolving credit facility and cash on hand. Refer to Note 5: Debt for further information.

The acquisition consideration for ShareFile has been preliminarily allocated to ShareFile’s assets and assumed liabilities based on estimated fair values. The preliminary fair value estimates of the net assets acquired are based upon preliminary calculations and valuations, and those estimates and assumptions are subject to change as we obtain additional information for those estimates during the measurement period, which is up to one year from the acquisition date. During the first quarter of fiscal year 2025, the Company identified measurement period adjustments that resulted in increases in goodwill totaling $1.6 million. There were no measurement period adjustments identified in the second or third quarter of fiscal year 2025.

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

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) and certain acquisition restructuring and related charges are not included as a component of consideration transferred but are required to be expensed as incurred. During the three and nine months ended August 31, 2025, we incurred approximately $0.1 million and $3.8 million, respectively, of acquisition-related costs, which are included in acquisition-related expenses on our condensed consolidated statement of operations.

The amount of revenue of ShareFile included in our condensed consolidated statement of operations during the three and nine months ended August 31, 2025, was $64.6 million and $194.1 million, respectively. We determined that disclosing the amount of ShareFile related earnings included in the condensed consolidated statement of operations is impracticable, as certain operations of ShareFile were integrated into the operations of the Company from the date of acquisition.

In connection and concurrent with the ShareFile acquisition, we entered into a Transition Services Agreement ("TSA") with Cloud Software Group, Inc. for a period of six months from the date of acquisition, with the option to extend the TSA beyond this period for certain services. The TSA was terminated during the second quarter of fiscal year 2025 and expenses related to the TSA were not significant during the three and nine months ended August 31, 2025.

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

(in thousands, except per share data)	Pro Forma Three Months Ended August 31, 2024
Revenue	$240,872
Net income	$20,082
Net income per basic share	$0.47
Net income per diluted share	$0.46

(in thousands, except per share data)	Pro Forma Nine Months Ended August 31, 2024
Revenue	$722,032
Net income	$39,886
Net income per basic share	$0.92
Net income per diluted share	$0.90

Note 5: Debt

As of August 31, 2025, we had the following debt obligations:

(in thousands)	Outstanding Principal	Unamortized Discount and Issuance Costs for the Notes	Net Carrying Amount
Long-term debt:
3.5% convertible senior notes due 2030	$450,000	$(9,287)	$440,713
Revolving credit facility	620,000	—	620,000
Total long-term debt	1,070,000	(9,287)	1,060,713
Current portion of long-term debt:
1.0% convertible senior notes due 2026	360,000	(1,381)	358,619
Total debt	$1,430,000	$(10,668)	$1,419,332

As of November 30, 2024, we had the following debt obligations:

(in thousands)	Outstanding Principal	Unamortized Discount and Issuance Costs for the Notes	Net Carrying Amount
Long-term debt:
1.0% convertible senior notes due 2026	$360,000	$(3,054)	$356,946
3.5% convertible senior notes due 2030	450,000	(10,679)	439,321
Revolving credit facility	730,000	—	730,000
Total debt	$1,540,000	$(13,733)	$1,526,267

Credit Facility

On July 21, 2025, the Company entered into an amended and restated credit agreement (the "Credit Agreement") with certain lenders, which provides a $1.5 billion secured revolving credit facility (the "revolving credit facility"). The revolving credit facility has sublimits for swing line loans up to $25.0 million and for the issuance of standby letters of credit in a face amount up to $25.0 million.

The amount outstanding under our prior secured credit facility is now outstanding under the amended and restated credit facility.

Interest rates for the revolving credit facility are determined by reference to a Term Benchmark Rate or a base rate at our option and would range from 1.25% to 2.50% above the Term Benchmark Rate for Term Benchmark-based borrowings or from 0.25% to 1.50% above the defined base rate for base rate borrowings, in each case based upon our consolidated total net leverage ratio. During the third fiscal quarter of 2025, we repaid $40.0 million on the revolving credit facility. The interest rate as of August 31, 2025 was 6.32%.

The revolving credit facility matures on the earlier of (i) July 21, 2030, and (ii) the date that is 91 days prior to the maturity date of our 2030 Notes subject to certain conditions as set forth in the Credit Agreement, including the repayment of the 2030 Notes, the refinancing of the 2030 Notes including a maturity date that is on or after October 21, 2030, and compliance with a liquidity test when all amounts outstanding will be due and payable in full. Revolving loans may be borrowed, repaid and reborrowed until the maturity date, at which time all amounts outstanding must be repaid. Accrued interest on the loans is payable quarterly in arrears. As of August 31, 2025, there was $620.0 million outstanding under the revolving credit facility and $2.1 million of letters of credit.

Costs incurred to obtain the Credit Agreement of $6.2 million, along with $5.2 million of unamortized debt issuance costs related to the previous credit agreement, were recorded as debt issuance costs and will be amortized over the term of the debt agreement.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, grant liens, make investments, make acquisitions, incur indebtedness, merge or consolidate, dispose of assets, pay dividends or make distributions, repurchase stock, change the nature of the business, enter into certain transactions with affiliates and enter into burdensome agreements, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a consolidated interest charge coverage ratio and a consolidated senior secured net leverage ratio.

Note 6: Common Stock Repurchases

In the three months ended August 31, 2025 and August 31, 2024, we repurchased and retired 0.3 million shares for $15.0 million and 0.3 million shares for $14.3 million, respectively. In the nine months ended August 31, 2025 and August 31, 2024, we repurchased and retired 1.2 million shares for $65.1 million and 1.6 million shares for $86.8 million, respectively. As of August 31, 2025, there was $42.2 million remaining under the current authorization. On September 23, 2025, our Board of Directors increased the share repurchase authorization by $200.0 million to an aggregate authorization of $242.2 million.

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

The following table provides the classification of stock-based compensation as reflected on our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(in thousands)	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
Cost of maintenance, SaaS, and professional services	$1,486	$834	$4,241	$2,732
Sales and marketing	3,275	2,169	9,970	6,939
Product development	4,709	3,199	14,103	10,255
General and administrative	6,500	4,356	19,080	15,085
Total stock-based compensation	$15,970	$10,558	$47,394	$35,011

Note 8: Revenue Recognition

Timing of Revenue Recognition

Our revenues are derived from licensing our products and from related services, which consist of maintenance, SaaS, and professional services. Information relating to revenue from external customers by revenue type is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
Performance obligations transferred at a point in time:
Software licenses	$63,437	$57,850	$172,677	$175,929
Performance obligations transferred over time:
Maintenance	104,849	103,088	307,875	307,616
SaaS	71,512	6,082	213,027	17,641
Professional services	9,997	11,666	31,586	37,262
Total revenue	$249,795	$178,686	$725,165	$538,448

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

	Three Months Ended		Nine Months Ended
(in thousands)	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
North America	$163,404	$104,369	$465,376	$314,553
EMEA	68,339	57,031	208,321	177,656
Latin America	6,221	5,363	16,126	14,630
Asia Pacific	11,831	11,923	35,342	31,609
Total revenue	$249,795	$178,686	$725,165	$538,448

No single customer, partner, or country outside the U.S. accounted for more than 10% of our total revenue for the three and nine months ended August 31, 2025 or August 31, 2024.

Contract Balances

Unbilled Receivables and Contract Assets

As of August 31, 2025, billing of our non-current unbilled receivables is expected to occur as follows:

(in thousands)
2026	$13,945
2027	16,815
Total	$30,760

Contract assets arise when revenue is recognized in excess of billings and the right to the amount due from customers is conditioned on something other than the passage of time, such as the completion of a related performance obligation. We did not have any net contract assets as of August 31, 2025 or November 30, 2024.

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

As of August 31, 2025, the changes in net deferred revenue were as follows:

(in thousands)
Balance, December 1, 2024	$404,412
Billings and other	701,815
Revenue recognized that was deferred in prior periods	(328,553)
Revenue recognized from current period arrangements	(396,612)
Balance, August 31, 2025	$381,062

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of August 31, 2025, transaction price allocated to remaining performance obligations was $592.3 million. We expect to recognize approximately 74% of the revenue within the next year and the remainder thereafter.

Deferred Contract Costs

Certain of our sales incentive programs meet the requirements to be capitalized. Depending upon the sales incentive program and the related revenue arrangement, such capitalized costs are amortized over the longer of (i) the product life, which is generally three to five years; or (ii) the term of the related revenue contract. We determined that a three to five year product life represents the period of benefit that we receive from these incremental costs based on both qualitative and quantitative factors, which include customer contracts, industry norms, and product upgrades. Total deferred contract costs were $5.8 million and $6.7 million as of August 31, 2025 and November 30, 2024, respectively, and are included in other current assets and other assets on our condensed consolidated balance sheets. Amortization of deferred contract costs is included in sales and marketing expense on our condensed consolidated statement of operations and was minimal in all periods presented.

Note 9: Restructuring

The following table provides a summary of activity for our restructuring actions:

(in thousands)	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2024	$4,339	$5,695	$10,034
Costs incurred	2,466	6,513	8,979
Cash disbursements	(3,604)	(11,554)	(15,158)
Translation and other adjustments	—	25	25
Balance, August 31, 2025	$3,201	$679	$3,880

Costs incurred during the three and nine months ended August 31, 2025 are primarily related to our restructuring action that commenced in fiscal year 2024, arising from the integration of the ShareFile business. Cash disbursements for expenses incurred to date under this restructuring are expected to be made through the fourth quarter of fiscal year 2025. The restructuring reserve is included in other accrued liabilities on the condensed consolidated balance sheet as of August 31, 2025. We do not expect to incur additional material expenses in connection with this restructuring.

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

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
Net income	$19,413	$28,464	$47,388	$67,291
Weighted average shares outstanding	42,988	42,872	43,099	43,296
Effect of dilution from common stock equivalents	729	839	978	871
Effect of dilution from if-converted convertible notes	—	—	176	—
Diluted weighted average shares outstanding	43,717	43,711	44,253	44,167

Earnings per share:
Basic	$0.45	$0.66	$1.10	$1.55
Diluted	$0.44	$0.65	$1.07	$1.52

We excluded stock awards representing approximately 844,000 and 672,000 shares of common stock, respectively, from the calculation of diluted earnings per share in the three and nine months ended August 31, 2025 as these awards were anti-dilutive. We excluded stock awards representing approximately 560,000 and 849,000 shares of common stock, respectively, from the calculation of diluted earnings per share in the three and nine months ended August 31, 2024, as these awards were anti-dilutive.

The dilutive impact of the Notes on our calculation of diluted earnings per share is measured using the if-converted method. However, because the principal amount of the Notes will be settled in cash, the dilutive impact of applying the if-converted method is limited to the in-the-money portion, if any. During the nine months ended August 31, 2025, we included the 2026 Notes in our diluted earnings per share calculation and we excluded the 2030 Notes in our diluted earnings per share calculation because the conversion feature in the 2030 Notes was out of the money. During the three months ended August 31, 2025, we did not include the Notes in our diluted earnings per share calculation because the conversion feature in the Notes was out of the money. During the three and nine months ended August 31, 2024, we did not include the Notes in our diluted earnings per share calculation because the conversion feature in the Notes was out of the money.

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

Note 12: Cyber Related Matters

MOVEit Vulnerability

As previously disclosed, on the evening of May 28, 2023, we learned that our MOVEit Transfer (the on-premise version) and MOVEit Cloud (a cloud-hosted version of MOVEit Transfer) products were attacked by a threat actor who compromised and exfiltrated personal data from various customer-controlled MOVEit Transfer environments (the "MOVEit Vulnerability"). As a result of the MOVEit Vulnerability, we are party to certain class action lawsuits filed by individuals who claim to have been impacted by the exfiltration of data from the environments of our MOVEit Transfer customers, which have been centralized in multi-district litigation in the District of Massachusetts (the "MDL"). The MDL remains in a relatively early litigation stage in which motions to dismiss were filed and partially granted in July 2025, resulting in the dismissal of approximately half of the pending claims. Following the court’s ruling on the motions to dismiss, we filed a motion for reconsideration in which we asked the court to reconsider its ruling on some of the undismissed claims. The MDL is not expected to conclude within this fiscal year. We have also been cooperating with inquiries and investigations from various governmental authorities, none of which have, as of this filing, resulted in any prosecution or enforcement actions.

Expenses Incurred and Future Costs

During the three and nine months ended August 31, 2025, we incurred net costs of approximately $0.7 million and $2.1 million, respectively, related to the MOVEit Vulnerability. The costs recognized are net of insurance recoveries of $0.4 million and $1.7 million for the three and nine months ended August 31, 2025, respectively. During the three and nine months ended August 31, 2024, we incurred net costs of approximately $0.9 million and $5.0 million, respectively, related to the MOVEit Vulnerability. The costs recognized are net of insurance recoveries of $0.6 million and $2.5 million for the three and nine months ended August 31, 2024, respectively. The timing of recognizing insurance recoveries may differ from the timing of recognizing the associated expenses.

We expect to continue to incur investigation, legal and professional services expenses associated with the MOVEit Vulnerability in future periods. We will recognize these expenses as services are received, net of insurance recoveries. While a loss from these matters is reasonably possible, we cannot reasonably estimate a range of possible losses at this time, particularly while the foregoing matters remain ongoing. Furthermore, with respect to the MDL, the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved. Also, each of the governmental inquiries and investigations mentioned above could result in adverse judgments, settlements, fines, penalties, or other resolutions, the amount, scope and timing of which could be material, but of which we are currently unable to reasonably estimate. Therefore, we have not recorded a loss contingency liability for the MOVEit Vulnerability as of August 31, 2025.

Insurance Coverage

During the period when the MOVEit Vulnerability occurred, we maintained $15.0 million of cybersecurity insurance coverage, which is expected to reduce our exposure to expenses and liabilities arising from these events. As of August 31, 2025, we have approximately $5.0 million of remaining cybersecurity insurance coverage under the applicable policy. We will pursue recoveries to the maximum extent available under our insurance policies.

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

Revenue

	Three Months Ended		% Change
(in thousands)	August 31, 2025	August 31, 2024	As Reported	Constant Currency
Revenue	$249,795	$178,686	40%	38%

	Nine Months Ended		% Change
(in thousands)	August 31, 2025	August 31, 2024	As Reported	Constant Currency
Revenue	$725,165	$538,448	35%	34%

Total revenue increased as compared to the same period last year primarily due to our acquisition of ShareFile in the fourth quarter of fiscal year 2024. ShareFile revenue in the third quarter and first nine months of fiscal year 2025 was $64.6 million and $194.1 million, respectively.

Software License Revenue

	Three Months Ended		% Change
(in thousands)	August 31, 2025	August 31, 2024	As Reported	Constant Currency
Software licenses	$63,437	$57,850	10%	8%
As a percentage of total revenue	25%	32%

	Nine Months Ended		% Change
(in thousands)	August 31, 2025	August 31, 2024	As Reported	Constant Currency
Software licenses	$172,677	$175,929	(2)%	(2)%
As a percentage of total revenue	24%	33%

Software license revenue increased in the third quarter of fiscal year 2025 due to increases in our DataDirect and MarkLogic product offerings due to the timing of renewals on multiyear subscription contracts. Software license revenue was relatively flat in the first nine months of fiscal year 2025 compared to the same period last year.

Maintenance, SaaS, and Professional Services Revenue

	Three Months Ended		% Change
(in thousands)	August 31, 2025	August 31, 2024	As Reported	Constant Currency
Maintenance	$104,849	$103,088	2%	—%
As a percentage of total revenue	42%	58%
SaaS	71,512	6,082	1,076%	1,075%
As a percentage of total revenue	29%	3%
Professional services	9,997	11,666	(14)%	(15)%
As a percentage of total revenue	4%	7%
Total maintenance, SaaS, and professional services revenue	$186,358	$120,836	54%	53%
As a percentage of total revenue	75%	68%

	Nine Months Ended		% Change
(in thousands)	August 31, 2025	August 31, 2024	As Reported	Constant Currency
Maintenance	$307,875	$307,616	—%	—%
As a percentage of total revenue	42%	57%
SaaS	213,027	17,641	1,108%	1,107%
As a percentage of total revenue	29%	3%
Professional services	31,586	37,262	(15)%	(16)%
As a percentage of total revenue	4%	7%
Total maintenance, SaaS, and professional services revenue	$552,488	$362,519	52%	52%
As a percentage of total revenue	76%	67%

Maintenance revenue increased in the third quarter of fiscal year 2025 due to increases in our OpenEdge product offerings. Maintenance revenue in the first nine months of fiscal year 2025 remained relatively flat as compared to the same period last year. SaaS revenue increased as compared to the same periods last year due to our acquisition of ShareFile. Professional services revenue decreased as compared to the same periods last year primarily due to a decrease in MarkLogic professional services revenue.

Revenue by Region

	Three Months Ended		% Change
(in thousands)	August 31, 2025	August 31, 2024	As Reported	Constant Currency
North America	$163,404	$104,369	57%	57%
As a percentage of total revenue	65%	58%
EMEA	$68,339	$57,031	20%	15%
As a percentage of total revenue	27%	32%
Latin America	$6,221	$5,363	16%	17%
As a percentage of total revenue	2%	3%
Asia Pacific	$11,831	$11,923	(1)%	(1)%
As a percentage of total revenue	5%	7%

	Nine Months Ended		% Change
(in thousands)	August 31, 2025	August 31, 2024	As Reported	Constant Currency
North America	$465,376	$314,553	48%	48%
As a percentage of total revenue	64%	58%
EMEA	$208,321	$177,656	17%	16%
As a percentage of total revenue	29%	33%
Latin America	$16,126	$14,630	10%	17%
As a percentage of total revenue	2%	3%
Asia Pacific	$35,342	$31,609	12%	13%
As a percentage of total revenue	5%	6%

Total revenue generated in North America increased $59.0 million and $150.8 million in the third quarter and first nine months of fiscal year 2025, respectively. Total revenue generated outside North America increased $12.1 million and $35.9 million over the same periods. The increases in each region were primarily due to the acquisition of ShareFile.

Total revenue generated in markets outside North America represented 35% and 42% of total revenue in the third quarter of fiscal year 2025 and fiscal year 2024, respectively. In the first nine months of fiscal year 2025 and fiscal year 2024 total revenue generated in markets outside North America represented 36% and 42%, respectively.

Cost of Software Licenses

	Three Months Ended				Nine Months Ended
(in thousands)	August 31, 2025	August 31, 2024	Change		August 31, 2025	August 31, 2024	Change
Cost of software licenses	$2,833	$2,700	$133	5%	$8,745	$7,928	$817	10%
As a percentage of software license revenue	4%	5%			5%	5%

Cost of software licenses consists primarily of royalties, electronic software distribution, duplication, and packaging. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix. The increase in the third quarter of fiscal year 2025 compared to the same period last year was related to increased royalty costs, credit card fees, and hardware sales. The increase in the first nine months of fiscal year 2025 as compared to the same period last year was primarily due to increased hardware sales.

Cost of Maintenance, SaaS, and Professional Services

	Three Months Ended				Nine Months Ended
(in thousands)	August 31, 2025	August 31, 2024	Change		August 31, 2025	August 31, 2024	Change
Cost of maintenance, SaaS, and professional services	$33,919	$20,057	$13,862	69%	$100,567	$64,452	$36,115	56%
As a percentage of maintenance, SaaS, and professional services revenue	18%	17%			18%	18%
Components of cost of maintenance, SaaS, and professional services:
Personnel related costs	$22,081	$15,503	$6,578	42%	$64,133	$49,317	$14,816	30%
Hosting and other	8,942	1,790	7,152	400%	26,899	5,460	21,439	393%
Contractors and outside services	2,896	2,764	132	5%	9,535	9,675	(140)	(1)%
Total cost of maintenance, SaaS, and professional services	$33,919	$20,057	$13,862	69%	$100,567	$64,452	$36,115	56%

Cost of maintenance, SaaS, and professional services consists primarily of hosting costs, and personnel related costs attributable to customer support, cloud operations, consulting, and education. The increase year-over-year in all periods presented was primarily due to increased hosting and headcount related costs resulting from our acquisition of ShareFile.

Amortization of Acquired Intangibles

	Three Months Ended			Nine Months Ended
(in thousands)	August 31, 2025	August 31, 2024	% Change	August 31, 2025	August 31, 2024	% Change
Amortization of acquired intangibles	$10,784	$6,307	71%	$31,743	$21,564	47%
As a percentage of total revenue	4%	4%		4%	4%

Amortization of acquired intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. The year-over-year increase in all periods presented is due to the acquisitions of ShareFile and Nuclia.

Gross Profit

	Three Months Ended			Nine Months Ended
(in thousands)	August 31, 2025	August 31, 2024	% Change	August 31, 2025	August 31, 2024	% Change
Gross profit	$202,259	$149,622	35%	$584,110	$444,504	31%
As a percentage of total revenue	81%	84%		81%	83%

Our gross profit increased in all periods presented primarily due to the increase in revenue, partially offset by the increases in costs of maintenance, SaaS, and professional services, and amortization of acquired intangibles. Gross profit as a percentage of total revenue decreased due to higher hosting costs associated with our acquisition of ShareFile.

Sales and Marketing

	Three Months Ended				Nine Months Ended
(in thousands)	August 31, 2025	August 31, 2024	Change		August 31, 2025	August 31, 2024	Change
Sales and marketing	$51,850	$37,141	$14,709	40%	$152,823	$114,141	$38,682	34%
As a percentage of total revenue	21%	21%			21%	21%
Components of sales and marketing:
Personnel related costs	$44,172	$32,774	$11,398	35%	$129,476	$99,108	$30,368	31%
Marketing programs and other	6,309	3,439	2,870	83%	19,324	12,675	6,649	52%
Contractors and outside services	1,369	928	441	48%	4,023	2,358	1,665	71%
Total sales and marketing	$51,850	$37,141	$14,709	40%	$152,823	$114,141	$38,682	34%

Sales and marketing expenses in all periods presented increased primarily due to increased personnel related costs, increased marketing and sales events costs, and increased contractors and outside services costs, each associated with our acquisition of ShareFile.

Product Development

	Three Months Ended				Nine Months Ended
(in thousands)	August 31, 2025	August 31, 2024	Change		August 31, 2025	August 31, 2024	Change
Product development costs	$49,432	$34,720	$14,712	42%	$142,377	$105,143	$37,234	35%
As a percentage of total revenue	20%	19%			20%	20%
Components of product development costs:
Personnel related costs	$46,924	$32,952	$13,972	42%	$135,852	$100,700	$35,152	35%
Contractors and outside services	1,940	1,503	437	29%	5,241	3,746	1,495	40%
Other product development costs	568	265	303	114%	1,284	697	587	84%
Total product development costs	$49,432	$34,720	$14,712	42%	$142,377	$105,143	$37,234	35%

Product development expenses in all periods presented increased primarily due to increased personnel related costs, as well as increased contractors and outside services costs, each associated with our acquisition of ShareFile.

General and Administrative

	Three Months Ended				Nine Months Ended
(in thousands)	August 31, 2025	August 31, 2024	Change		August 31, 2025	August 31, 2024	Change
General and administrative	$28,308	$20,503	$7,805	38%	$79,568	$63,830	$15,738	25%
As a percentage of total revenue	11%	11%			11%	12%
Components of general and administrative:
Personnel related costs	$23,119	$16,925	$6,194	37%	$62,499	$52,852	$9,647	18%
Contractors and outside services	3,191	2,772	419	15%	10,874	7,949	2,925	37%
Other general and administrative costs	1,998	806	1,192	148%	6,195	3,029	3,166	105%
Total cost of general and administrative	$28,308	$20,503	$7,805	38%	$79,568	$63,830	$15,738	25%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. The increases in all periods presented in personnel related costs, contractors and outside services, and other general and administrative costs were primarily related to our acquisition of ShareFile.

Amortization of Acquired Intangibles

	Three Months Ended			Nine Months Ended
(in thousands)	August 31, 2025	August 31, 2024	% Change	August 31, 2025	August 31, 2024	% Change
Amortization of acquired intangibles	$26,415	$13,810	91%	$78,286	$47,515	65%
As a percentage of total revenue	11%	8%		11%	9%

Amortization of acquired intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of acquired intangibles increased in all periods presented due to the addition of ShareFile and Nuclia intangible assets, as discussed above.

Cyber Vulnerability Response Expenses, Net

	Three Months Ended			Nine Months Ended
(in thousands)	August 31, 2025	August 31, 2024	% Change	August 31, 2025	August 31, 2024	% Change
Cyber vulnerability response expenses, net	$659	$927	(29)%	$2,126	$4,950	(57)%
As a percentage of total revenue	—%	1%		—%	1%

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

Restructuring Expenses

	Three Months Ended			Nine Months Ended
(in thousands)	August 31, 2025	August 31, 2024	% Change	August 31, 2025	August 31, 2024	% Change
Restructuring expenses	$907	$308	194%	$8,979	$3,308	171%
As a percentage of total revenue	—%	—%		1%	1%

Restructuring expenses recorded in the third quarter and first nine months of fiscal year 2025 primarily relate to headcount reductions and a facility closure in connection with the restructuring action related to the ShareFile acquisition in November 2024. See Note 9: Restructuring for additional details, including types of expenses incurred and the timing of future expenses and cash payments.

Acquisition-Related Expenses

	Three Months Ended			Nine Months Ended
(in thousands)	August 31, 2025	August 31, 2024	% Change	August 31, 2025	August 31, 2024	% Change
Acquisition-related expenses	$814	$1,864	(56)%	$5,035	$3,114	62%
As a percentage of total revenue	—%	1%		1%	1%

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of business combinations. These costs consist of professional service fees, including third-party legal and valuation-related fees. Acquisition-related expenses in the third quarter and first nine months of fiscal year 2025 were primarily related to our acquisitions of Nuclia and ShareFile. Acquisition-related expenses in the same periods of fiscal year 2024 were primarily related to our pursuit of other acquisition opportunities.

Income from Operations

	Three Months Ended			Nine Months Ended
(in thousands)	August 31, 2025	August 31, 2024	% Change	August 31, 2025	August 31, 2024	% Change
Income from operations	$43,874	$40,349	9%	$114,916	$102,503	12%
As a percentage of total revenue	18%	23%		16%	19%

Income from operations increased year-over-year due to an increase in revenue, offset by increases in costs of revenue and operating expenses, as shown above.

Other (Expense) Income

	Three Months Ended			Nine Months Ended
(in thousands)	August 31, 2025	August 31, 2024	% Change	August 31, 2025	August 31, 2024	% Change
Interest expense	$(17,737)	$(6,765)	162%	$(54,304)	$(21,116)	157%
Interest income and other, net	260	1,896	(86)%	1,041	3,448	(70)%
Foreign currency loss, net	(191)	(1,201)	(84)%	(2,281)	(2,821)	(19)%
Total other expense, net	$(17,668)	$(6,070)	191%	$(55,544)	$(20,489)	171%
As a percentage of total revenue	(7)%	(3)%		(8)%	(4)%

Total other expense, net, increased in the third quarter and first nine months of fiscal year 2025 as compared to the same periods last year primarily due to an increase in interest expense resulting from costs associated with drawing on our revolving line of credit to acquire ShareFile. Refer to Note 5: Debt, for further discussion. Foreign currency loss decreased year-over-year due to rate volatility and timing of intercompany and hedge settlement activities.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
(in thousands)	August 31, 2025	August 31, 2024	% Change	August 31, 2025	August 31, 2024	% Change
Provision for income taxes	$6,793	$5,815	17%	$11,984	$14,723	(19)%
As a percentage of income before income taxes	26%	17%		20%	18%

Our effective tax rate was 26% and 17% in the third fiscal quarter of 2025 and 2024, respectively. The primary reason for the increase in the effective rate was a discrete tax expense of $2.0 million in the third fiscal quarter of 2025 compared to a minimal amount of discrete tax expense in the third fiscal quarter of 2024.

On July 4, 2025, the One Big Beautiful Bill Act was enacted into law, introducing significant changes to the U.S. federal income tax system. The legislation contains key modifications to the provisions of the 2017 Tax Cuts and Jobs Act and has multiple effective dates. The Company is currently evaluating the full implications of the recently enacted legislation. Based on preliminary analysis, no material impact is expected to the tax provision for fiscal year 2025. The majority of the legislative provisions become effective in our fiscal years 2026 and 2027.

Net Income

	Three Months Ended			Nine Months Ended
(in thousands)	August 31, 2025	August 31, 2024	% Change	August 31, 2025	August 31, 2024	% Change
Net income	$19,413	$28,464	(32)%	$47,388	$67,291	(30)%
As a percentage of total revenue	8%	16%		7%	12%

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

Our ARR was $849.0 million and $576.0 million as of August 31, 2025 and August 31, 2024, respectively, which is an increase of 47% year-over-year. The growth in ARR was primarily driven by the acquisition of ShareFile.

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

Liquidity and Capital Resources

Cash and Cash Equivalents

(in thousands)	August 31, 2025	November 30, 2024
Cash and cash equivalents	$99,008	$118,077

The decrease in cash and cash equivalents of $19.1 million from the end of fiscal year 2024 was due to cash outflows of $110.0 million to pay down the revolving line of credit, repurchases of common stock of $65.1 million, $20.7 million for acquisitions, payment of debt issuance costs of $6.0 million, purchases of property and equipment of $2.8 million, a $1.2 million payment related to the acquisition of ShareFile, and $0.7 million in dividend equivalent payments to stockholders. The cash outflows described above were offset by cash inflows from operations of $172.4 million, the effect of exchange rates on cash of $7.8 million, and $5.9 million in cash received from the issuance of common stock. Except as described below, there are no limitations on our ability to access our cash and cash equivalents.

As of August 31, 2025, $65.8 million of our cash and cash equivalents was held by our foreign subsidiaries. As a result of the debt obligations arising from the ShareFile acquisition, in the fourth quarter of fiscal 2024 we determined that a substantial portion of unremitted foreign earnings are no longer indefinitely reinvested. As a result of this, we plan to utilize worldwide cash based on the needs of the parent entity. These amounts will be repatriated as needed. Deferred taxes are recorded for earnings of our foreign operations that we determine are not indefinitely reinvested.

	Nine Months Ended
(in thousands)	August 31, 2025	August 31, 2024
Net cash flows from operating activities	$172,389	$191,843
Net cash flows used in investing activities	$(23,493)	$(2,328)
Net cash flows used in financing activities	$(175,784)	$(85,275)

Cash Flows From Operating Activities

The decrease in cash generated from operations in the first nine months of fiscal year 2025 as compared to the same period last year was primarily due to increased interest expense resulting from the draw down on our revolving line of credit in the fourth quarter of fiscal year 2024.

Our gross accounts receivable as of August 31, 2025, decreased by $8.6 million from the end of fiscal year 2024. Our days sales outstanding ("DSO") in accounts receivable increased to 55 days in the third quarter of fiscal year 2025 from 45 days in the third fiscal quarter of 2024 due to the timing of billings and collections.

Cash Flows Used in Investing Activities

Net cash outflows and inflows of our net investment activity are generally a result of the timing of our purchases and maturities of securities, which are classified as cash equivalents, as well as the timing of acquisitions and divestitures. In the first nine months of fiscal year 2025, we had payments for acquisitions of $20.7 million, and purchased $2.8 million of property and equipment. Through the third quarter of fiscal year 2024 we had $2.3 million of purchases of property and equipment.

Cash Flows Used in Financing Activities

We received $16.0 million from the exercise of stock options and the issuance of shares under our employee stock purchase plan in the first nine months of fiscal year 2025 as compared to $17.5 million in the first nine months of fiscal year 2024. We made withholding tax payments related to net share settlements of equity awards of $10.1 million in the first nine months of fiscal year 2025 as compared to $10.6 million in the first nine months of fiscal year 2024. We repurchased $65.1 million of our common stock under our share repurchase plan in the first nine months of fiscal year 2025 as compared to $86.8 million in the same period of the prior year. Further, we made payments on our revolving line of credit of $110.0 million through the third quarters of fiscal years 2025 and 2024. During the third quarter of fiscal year 2025, we paid debt issuance costs of $6.0 million to increase our revolving line of credit to $1.5 billion. During the second quarter of fiscal year 2024, we received net proceeds from the issuance of debt of $51.9 million (we refinanced our debt by issuing the convertible senior notes and used the proceeds to pay off the outstanding balance of the term loan and revolving line of credit under our previous credit agreement). In the first quarter of fiscal year 2024, we made payments on our long-term debt of $33.4 million (including a $30.0 million repayment on the revolving line of credit). Finally, we made dividend equivalent payments of $0.7 million to our stockholders during the first nine months of fiscal year 2025, as compared to $23.8 million of dividend and dividend equivalent payments made to stockholders through the first nine months of fiscal year 2024.

Share Repurchase Program

In the three months ended August 31, 2025 and August 31, 2024, we repurchased and retired 0.3 million shares for $15.0 million and 0.3 million shares for $14.3 million, respectively. In the nine months ended August 31, 2025 and August 31, 2024, we repurchased and retired 1.2 million shares for $65.1 million and 1.6 million shares for $86.8 million, respectively. The shares were repurchased in both periods as part of the share repurchase program as authorized by our Board of Directors. As of August 31, 2025, there was $42.2 million remaining under the current authorization. On September 23, 2025, our Board of Directors increased the share repurchase authorization by $200.0 million to an aggregate authorization of $242.2 million.

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

Legal and Other Regulatory Matters

MOVEit Vulnerability

As previously disclosed, on the evening of May 28, 2023, we learned that our MOVEit Transfer (the on-premise version) and MOVEit Cloud (a cloud-hosted version of MOVEit Transfer) products were attacked by a threat actor who compromised and exfiltrated personal data from various customer-controlled MOVEit Transfer environments. As a result of the MOVEit Vulnerability, we are party to certain class action lawsuits filed by individuals who claim to have been impacted by the exfiltration of data from the environments of our MOVEit Transfer customers, which have been centralized in the MDL. The MDL remains in a relatively early litigation stage in which motions to dismiss were filed and partially granted, resulting in the dismissal of approximately half of the pending claims. Following the court’s ruling on the motions to dismiss, we filed a motion for reconsideration in which we asked the court to reconsider its ruling on some of the undismissed claims. The MDL is not expected to conclude within this fiscal year. We have also been cooperating with inquires and investigations from various governmental authorities, none of which have, as of this filing, resulted in any prosecution or enforcement actions. Please see our 2024 Annual Report and previous SEC filings for additional information, including risk factors, related to the MOVEit Vulnerability.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the first nine months of fiscal year 2025, with the exception of repayments on our revolving credit facility and changes to our debt as described in Note 7: Debt, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our 2024 Annual Report, for a more complete discussion of the market risks we encounter.

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

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 31, 2025.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended August 31, 2025 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

Information related to the repurchases of our common stock by month in the third quarter of fiscal year 2025 is as follows:

(in thousands, except per share and share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Period
June 2025	—	$—	—	$57,220
July 2025	283,412	52.91	283,412	42,220
August 2025	—	—	—	42,220
Total	283,412	$52.91	283,412	$42,220

As of August 31, 2025, there was $42.2 million remaining under the current authorization. On September 23, 2025, our Board of Directors increased the share repurchase authorization by $200.0 million to an aggregate authorization of $242.2 million. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand, or discontinue the repurchase program at any time.

Item 5. Other Information

Stock Option Grant Agreement

During the third quarter of fiscal year 2025, in order to make certain administrative updates, we adopted a new Form of Notice of Grant of Stock Options and Grant Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan, a copy of which is filed herewith as Exhibit 10.2.

(c) Insider Adoption or Termination of Trading Arrangements

During the third quarter of fiscal year 2025, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.1
Fifth Amended and Restated Credit Agreement, dated as of July 21, 2025, by and among Progress Software Corporation, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A. and Wells Fargo Bank, N.A., as Syndication Agents, Bank of America, N.A., PNC Bank, National Association, TD Bank, N.A., Citizens Bank N.A. and First-Citizens Bank & Trust Company, as Documentation Agents, JPMorgan Chase Bank, N.A., Citibank, N.A. and Wells Fargo Securities, LLC, as Joint Bookrunners and Joint Lead Arrangers, and BofA Securities, Inc., PNC Bank, National Association and TD Bank, N.A., as Joint Lead Arrangers
		8-K	7/22/25	10.1
10.2	Form of Notice of Grant of Stock Options and Grant Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan				X
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Yogesh K. Gupta				X
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Anthony Folger				X
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101*	The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended August 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of August 31, 2025 and November 30, 2024; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended August 31, 2025 and 2024; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2025 and 2024; (iv) Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended August 31, 2025 and 2024; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2025 and 2024; and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	September 29, 2025	/s/ YOGESH K. GUPTA
Yogesh K. Gupta
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	September 29, 2025	/s/ ANTHONY FOLGER
Anthony Folger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	September 29, 2025	/s/ DOMENIC LOCOCO
Domenic LoCoco
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)