Form 10-K
period 2025-11-30
PROGRESS SOFTWARE CORP /MA
filed 2026-01-20
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2025
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

Registrant's telephone number, including area code: (781) 280-4000

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                  ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                              ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                          ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).              ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).              Yes  ☐    No  ☒

As of May 31, 2025 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $2,605,000,000.

As of January 15, 2026, there were 42,113,648 common shares outstanding.

Documents Incorporated By Reference
The registrant incorporates by reference portions of its definitive Proxy Statement with respect to its 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

PROGRESS SOFTWARE CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2025

CAUTIONARY STATEMENTS

This Annual Report on Form 10-K, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain information that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended; Section 21E of the Securities Exchange Act of 1934, as amended; and the Private Securities Litigation Reform Act of 1995. Statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future financial results, product offerings, business strategies, or other events that have not yet occurred, are forward-looking statements. Our use of the words "believe," "may," "could," "would," "might," "should," "expect," "intend," "plan," "target," "anticipate," "estimate," and negatives and derivatives of these or similar expressions, are intended to identify forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but are not guaranteed to occur and may not occur. Risks and uncertainties may cause actual future results to differ materially from those contained in or implied by our forward-looking statements. Factors that could cause or contribute to such differences are more fully described in Part I, Item 1A of this Annual Report on Form 10-K under the heading "Risk Factors". Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any such risks may be realized. We also cannot identify or assess the impact of all possible risks that we might face or the extent to which any risk may cause actual results to differ from those contained in any forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements that we make, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

Item 1. Business

Overview

Progress Software Corporation ("Progress," the "Company," "we," "us," or "our") provides software products that enable our customers to develop, deploy, and manage responsible AI-powered applications and digital experiences with agility and ease. We operate in North America, Latin America, Europe, the Middle East and Africa ("EMEA"), and Asia and Australia ("Asia Pacific"), through local subsidiaries as well as independent distributors.

A key element of our strategy is centered on the goal of building and maintaining leading products and tools organizations need to build, deploy, and manage modern, strategic business applications. We offer our products and tools to both new customers and partners, as well as our existing partner and customer ecosystems.

Our organizational philosophy and operating principles focus primarily on customer and partner retention and success, and a streamlined operating approach to drive predictable and stable recurring revenue and high levels of profitability.

We are pursuing a total growth strategy driven by accretive acquisitions of businesses and products that meet our strict strategic, financial, and operating criteria, which help to further our goal of providing stockholder returns. In April 2019, we acquired Ipswitch; in October 2020, we acquired Chef Software; in November 2021, we acquired Kemp Technologies; in February 2023, we acquired MarkLogic; in October 2024, we acquired ShareFile; and in June 2025, we acquired Nuclia.

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

Progress Agentic RAG: A next-generation Agentic Rag-as-a-Service platform offering fast, flexible, and modular retrieval functionality to artificial intelligence ("AI") agents from a wide variety of unstructured data formats.

Progress Automate MFT: Scalable, cloud-native Software-as-a-Service ("SaaS") platform for automated and secure file transfers.

Progress Chef: DevOps/DevSecOps automation software to achieve secure, continuous delivery of critical applications and infrastructure.

Progress Corticon: Decision automation platform to transform user experiences by streamlining and automating complex business rules using AI—without having to code.

Progress DataDirect: Secure data connectivity tools for Relational, NoSQL, Big Data, and SaaS data sources.

Progress Developer Tools: The comprehensive software development tooling collection including .NET and JavaScript UI components for web, desktop and mobile applications, AI-prompt components, reporting and report management tools and automated testing and mocking tools.

Progress Flowmon: AI-powered network security and visibility product with automated response across hybrid cloud ecosystems.

Progress Kemp LoadMaster: Flexible application delivery and security product offering cloud-native, virtual, and hardware load balancers.

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

Progress OpenEdge: An application development platform for running business-critical applications needing high-performance, high availability, and flexible deployment options for extensibility, scalability, security, and performance.

Progress Semaphore: Semantic AI platform that transforms data into meaningful insights, empowering organizations to leverage RAG for accurate, contextually relevant Gen AI responses, manage knowledge models, and to automatically extract and classify meaning from both structured and unstructured data.

Progress ShareFile: SaaS-native AI-powered document centric collaboration platform that includes workflow automation, client portals, file synchronization, and sharing and integrated eSignature.

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

Product Development

We believe that the features and performance of our products are competitive with those of other available digital experience and infrastructure software products and that none of the current versions of our products are approaching obsolescence. However, we have invested, and expect to continue to invest, in new product development and enhancements of our current products to maintain our competitive position. Our primary development offices are located in Sofia, Bulgaria; Brno, Czech Republic; Bengaluru, India; Hyderabad, India; Limerick, Ireland; Manresa, Spain; Alpharetta, Georgia; Burlington, Massachusetts; Madison, Wisconsin; and Raleigh, North Carolina.

Customers

We sell our products globally directly to end users and through various indirect sales channels. Sales of our products through our direct sales force have historically been to business managers or IT managers in corporations and governmental agencies. We also target developers who create business applications, from individuals to teams, within enterprises of all sizes.

Nearly half of our worldwide revenue is realized through relationships with indirect channel partners, principally independent software vendors ("ISVs"), original equipment manufacturers ("OEMs"), distributors, and value-added resellers ("VARs"). We use distributors and resellers, both internationally and domestically, in certain locations where we do not have a direct presence or where it is more economically or contractually feasible for us to do so.

Independent Software Vendors

ISVs develop and market applications using our technology and resell our products in conjunction with sales of their own products that incorporate our technology. Our ISVs cover a broad range of markets, offer an extensive library of business applications, and are a source of recurring revenue. We have kept entry costs, consisting primarily of the initial purchase of development licenses, low to encourage a wide variety of ISVs to build applications. If an ISV succeeds in marketing its applications, we obtain recurring revenue as the ISV licenses our products to allow its application to be installed and used by customers. In recent years, a significantly increasing amount of our revenue from ISVs has been generated from ISVs who have chosen to enable their business applications under a SaaS platform.

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

Value Added Resellers, Systems Integrators and Distributors

We enter into arrangements with VARs in which the VARs add features or services to our product, then resell it as an integrated product or complete "turn-key" solution. Systems integrators typically have expertise in vertical or functional markets: they may resell our products by bundling them with their broader service offerings or refer sales opportunities to our direct sales force. Distributors resell our products, services, and support within their territories.

No single customer or partner has accounted for more than 10% of our total revenue in any of our last three fiscal years.

Sales and Marketing

Many of our products are sold as perpetual licenses, but certain products also use term licensing models, and our cloud-based offerings use a subscription-based model. We sell our products through our direct sales force and indirect channel partners. Our sales and field marketing groups are organized primarily by geographic region (i.e., North America, EMEA, Latin America, and Asia Pacific). We believe this structure allows us to maintain direct contact with our customers and partners, while supporting their diverse market requirements. Our international operations provide focused local sales, support, and marketing efforts and are able to respond directly to changes in local conditions.

Sales personnel are responsible for developing new direct end user accounts, recruiting new indirect channel partners and new independent distributors, managing existing channel partner relationships, and servicing existing customers.

Our marketing personnel conduct a variety of marketing engagement programs designed to create demand for our products, enhance the market readiness of our products, raise the general awareness of our company and our products, generate leads for the sales organization, and promote our various products. These programs include public relations, industry analyst relations, digital/web marketing, demand generation, participation in trade shows, industry conferences, regional user events, and production of sales and marketing literature.

Our marketing efforts focus on driving traffic to our websites, generating high quality sales leads, and building visibility for our corporate and product brands. Our sales efforts then focus on converting these leads into paying customers.

Customer Support

Our customer support staff provides telephone, email, and web-based support to end users, application developers, and OEMs. Customers purchase maintenance services entitling them to software updates, technical support, and technical bulletins. Maintenance is generally not required with those products sold under perpetual license agreements and is purchased at the customer's option. SaaS products are sold as a subscription that includes maintenance and support. We provide support to customers primarily through our main regional customer support centers in Sofia, Bulgaria; San Jose, Costa Rica; Brno, Czech Republic; Bengaluru, India; Hyderabad, India; Limerick, Ireland; Rotterdam, The Netherlands; Singapore; Alpharetta, Georgia; Burlington, Massachusetts; Madison, Wisconsin; and Raleigh, North Carolina. Local technical support for specific products is provided in certain other countries as well.

Professional Services

Our global professional services organization delivers business solutions for customers through a combination of products, consulting, and education. Our consulting organization offers project management, implementation services, custom software development, programming, and other services. Our consulting organization also provides services to web-enable existing applications or to take advantage of the capabilities of new Progress product releases. Our education organization offers numerous training options, from traditional instructor-led courses to advanced learning modules available via the web or on digital media.

Our services offerings include: application modernization; infrastructure automation; development operations; data management; managed database services; performance enhancements and tuning; and analytics/business intelligence.

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

We compete with multiple companies, some that have single or narrow solutions, and some that have a range of software solutions. Many companies offer platform-as-a-service, application development, data integration, and other tools in conjunction with offerings such as customer relationship management, web services, operating systems, and relational database management systems. We compete with software vendors that offer their products under a proprietary software license model, and various other vendors that offer their solutions in an open-source licensing or freely available distribution model.

We do not believe that there is a dominant vendor in the markets in which we compete. However, some of our competitors have greater and/or more experienced financial, marketing, or technical resources than we have, or may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, and sale of their products than we are able. Increased competition could make it more difficult for us to maintain our revenue and market presence.

Intellectual Property

We rely on a combination of contractual provisions and copyright, patent, trademark, and trade secret laws to protect our proprietary rights in our products. Except as described below with respect to our Chef products, we primarily distribute or offer our products as a service under software license agreements that grant customers a nonexclusive license to use our products, but contain terms and conditions prohibiting the unauthorized reproduction, use, or transfer of our products. We generally offer our products through various models, including perpetual, term, or subscription licensing models. Our cloud or SaaS offerings are generally provided under a subscription model. We also distribute products through various channel partners, including ISVs, OEMs, and systems integrators.

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

Our Chef offerings incorporate software components licensed to the general public under open source licenses. We obtain many components from software developed and released by contributors to independent open source components of our offerings. Open source licenses grant licensees broad permissions to use, copy, modify, and redistribute our platform. As a result, open source development and licensing practices can limit the value of our software copyright assets.

We believe that due to the rapid pace of innovation within our industry, factors such as the technological and creative skills of our personnel are as important in establishing and maintaining a leadership position within the industry as are the various legal protections of our technology. In addition, we believe that the nature of our customers, the importance of our products to them, and their need for continuing product support may reduce the risk of unauthorized reproduction, although no assurances can be made in this regard.

Business Segment and Geographical Information

Operating segments are components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker ("CODM") in deciding how to allocate resources and assess performance. Our CODM is our Chief Executive Officer.

We operate as one operating segment: software products for the development, deployment, and management of responsible, AI-powered applications and digital experiences. Our CODM evaluates financial information on a consolidated basis. As we operate as one operating segment, the required financial segment information can be found in the consolidated financial statements. Refer to Note 12, Revenue Recognition and Note 16, Segment Information and Geographic Information, in Part II, Item 8 of this Form 10-K for information by geographic area.

Human Capital

As of November 30, 2025, we had 2,801 employees worldwide, including 932 in sales and marketing, 523 in customer support and services, 1,048 in product development and 298 in administration.

None of our U.S. employees are subject to a collective bargaining agreement. Employees in certain foreign jurisdictions are represented by local workers' councils and/or collective bargaining agreements, as may be customary or required in those jurisdictions. We have experienced no work stoppages and believe our relations with employees are good.

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. Therefore, we provide our employees with competitive compensation and benefits, opportunities for equity ownership, and development programs that enable continued learning and growth.

Employee Engagement, Development and Training

We invest significant resources to develop our in-house talent and deepen our employees' skill sets, both to strengthen our company and help further our employees' personal career goals. We empower our employees to drive their career aspirations and set personal development objectives in partnership with their managers. To strengthen these conversations, we train managers across the globe to partner with employees through career conversations and provide career development training for all employees so that they can successfully leverage the many tools in place to support them.

To match the location and learning specifics of our people, we combine various channels for personal and technical development: on-demand online training including videos, webinars, classroom trainings, text-based resources, coaching, and more. We also believe strongly in fostering our employees' personal growth and offer programs like tuition reimbursement.

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

Corporate Social Responsibility

Progress' corporate social responsibility program, Progress for Tomorrow, reflects our commitment to responsible business practices and positive societal impact. Built on three pillars—Our People, Our Global Community, and Our Planet—the program focuses on fostering an inclusive and empowering workplace, supporting education and charitable initiatives worldwide, and advancing sustainability through emissions tracking and carbon neutrality strategies. These efforts align with our core values and reinforce our dedication to ethical governance and long-term environmental stewardship.

As a multicultural company serving a global community, we are committed to creating a culture of innovation and inspiration, where employees feel a strong sense of community and pride in the company and the successes they have helped to achieve. We encourage the development of cultural intelligence in our employees to promote a greater understanding of the unique characteristics across our global teams, which allows us to leverage multicultural teams to foster a more creative work environment and better serve our global customer base.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are available free of charge on our website at www.progress.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (the "SEC") at www.sec.gov. The information posted on our website is not incorporated into this Annual Report on Form 10-K.

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

Risks Related to Our Ability to Grow Our Business

Technology and customer requirements evolve rapidly in our industry, and if we do not continue to develop or acquire new products and enhance our existing products in response to these changes, our business could be harmed. The markets for our products are characterized by rapid technological advancement, including the introduction of new technologies such as AI. Ongoing enhancements to our product sets (both organically and through acquisitions) will be required to enable us to maintain our competitive position and the competitive position of our ISVs, distributors/resellers, and OEMs. We may not be successful in developing and marketing enhancements to our products on a timely basis, and any enhancements we develop may not adequately address the changing needs of the marketplace. Overlaying the risks associated with our existing products and enhancements are ongoing technological developments and rapid changes in customer and partner requirements. Our future success will depend upon our ability to develop, acquire and introduce new products in a timely manner that leverage technological advances, including AI, and respond to new customer and partner requirements. We may not be successful in developing or acquiring new products that incorporate new technologies on a timely basis, and any new products we develop or acquire may not adequately address the changing needs of our customers or may not be accepted by the market. Failure to develop new products and product enhancements that meet market needs in a timely manner could have a material adverse effect on our business, financial condition, and operating results.

We may not be successful in our artificial intelligence initiatives, which could adversely affect our business, reputation, or financial results. We have made, and expect to continue to make, investments to integrate AI into our products and update our products to enable our customers to use AI for insights, digital experiences, and applications, as well as to use AI to enhance our own engineering and business operations. Such integration and use of AI may become more important in our product offerings and operations over time. Our AI efforts may not be successful and our competitors or other third parties may incorporate AI into their offerings more successfully and efficiently than we do and achieve greater and faster adoption, which could impair our ability to compete effectively and adversely affect our business and financial results. In addition, given the rapidly developing nature of AI, we may fail to adequately adopt and adapt to technological advancements, which may have a negative impact on our product development capabilities and adversely affect our business and financial results.

We are substantially dependent on our OpenEdge and ShareFile products. We derive a significant portion of our revenue from software license and maintenance revenue attributable to our OpenEdge product set, as well as SaaS revenue attributable to our ShareFile product set, which in fiscal year 2025 together accounted for slightly more than half of our aggregate revenue on a consolidated basis. Accordingly, our future results depend on continued market acceptance of OpenEdge and ShareFile. If consumer demand declines, or new technologies emerge that are superior to, or are more responsive to customer requirements than, OpenEdge or ShareFile, such that we are unable to maintain these products' competitive position within their respective marketplaces, our business, financial condition, and operating results may be materially adversely affected.

The segments of the software industry in which we participate are intensely competitive, and our inability to compete effectively could harm our business. We experience significant competition from a variety of sources with respect to the marketing and distribution of our products. Many of our competitors have greater financial, marketing, or technical resources than we do and may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products, than we can. Increased competition could make it more difficult for us to maintain our market presence or lead to downward pricing pressure. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to deliver products that better address the needs of our existing or prospective customers. Current and potential competitors may also be more successful than we are in having their products or technologies widely accepted. We may be unable to compete successfully against current and future competitors, and our failure to do so could have a material adverse effect on our business, prospects, financial condition, and operating results.

The value of our Chef software assets may be limited by open source development and licensing practices. Our Chef offerings incorporate software components licensed to the general public under open source licenses. We obtain many components from software developed and released by contributors to independent open source components of our offerings. One of the characteristics of open source software is that the governing license terms generally allow liberal modifications of the code and distribution to a wide group of companies and/or individuals. As a result, the marketplace for new products is intensely competitive and characterized by low barriers to entry because others could develop new software products or services based upon those open source programs that compete with existing open source software that we support and incorporate into our Chef products. New competitors that develop their own open source software or hybrid proprietary and open source software offerings with technological, marketing, or other competitive advantages may reduce the demand for and impose price pressure on our products, enabling them to rapidly acquire market share and limit the value of our software assets.

We intend to make additional acquisitions of businesses, products, or technologies that involve additional risks, which could disrupt our business or harm our financial condition, results of operations, or cash flows. A key element of our total growth strategy includes the acquisition of businesses that offer complementary products, services, and technologies, augment our revenues and cash flows, and meet our strict financial and other criteria. We may not be able to identify suitable acquisition opportunities or consummate any such transactions on favorable terms or at all. Even if an acquisition is successful, the integration of a new business involves a number of risks that could have a material adverse effect on our business, financial condition, operating results, or cash flows, including:

•difficulties of assimilating the operations and personnel, products, or systems of acquired companies;
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
•the risk that an acquired company's cybersecurity may not have been sufficient and could cause a post-acquisition risk once integrated into our systems;
•risks related to the assumption of the acquired business's liabilities or any ongoing lawsuits;
•potential impairment to assets that we recorded as a part of an acquisition, including intangible assets and goodwill; and
•to the extent that we issue stock to pay for an acquisition, dilution to existing stockholders and decreased earnings per share.

Difficulties associated with any acquisitions we may pursue, and their integration, may be complicated by factors such as:

•the size of the business or entity acquired;
•geographic and cultural differences;
•lack of experience operating in the industry or markets of the acquired business (e.g., satisfying the highly technical requirements of government and other quasi-public-sector customers);
•potential loss of key employees and customers;
•the potential for deficiencies in internal controls at the acquired or combined business, including but not limited to any weaknesses or vulnerabilities in the acquired company's cybersecurity controls;
•performance problems with the acquired business's technology;
•exposure to unanticipated liabilities of the acquired business, including any cybersecurity issues;
•insufficient revenue to offset increased expenses associated with the acquisition; and
•adverse tax consequences.

In addition, if we fail to complete an announced acquisition, the market price of our common stock could fall to the extent such price reflects an assumption that such acquisition will be completed, and we may incur significant unrecoverable costs. Further, the failure to consummate an acquisition may result in negative publicity and adversely impact our relationships with our customers, vendors, and employees. We may become subject to legal proceedings relating to an acquisition, and the integration of an acquired business may not be successful. Failure to manage and successfully integrate an acquired business, achieve anticipated levels of profitability of an acquired business, improve margins of an acquired business and its products, or realize other anticipated benefits of an acquisition could materially harm our business, operating results, and margins.

Adverse developments in our relationships with sales channel partners could harm our revenues and results of operations. We recognize a substantial portion of our revenue from sales made through third parties, including our ISVs, distributors/resellers, and OEMs, and our future results depend in large part upon our continued successful distribution of our products through these channels. The activities of these third parties are not within our direct control. Our failure to manage our relationships with these third parties effectively could impair the success of our sales, marketing, and support activities. A reduction in the sales efforts, technical capabilities, or financial viability of these parties, a misalignment of interest between us and them, or a termination of our relationship with a major ISV, distributor/reseller, or OEM could have an adverse effect on our sales and financial results. Any adverse effect on any of our ISVs', distributors'/resellers', or OEMs' businesses related to competition, pricing, and other factors could also have a material adverse effect on our business, financial condition, and operating results.

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

Risks Related to the Operation of Our Business

Our international operations expose us to additional risks, and changes in global economic and political conditions could adversely affect our international operations, our revenue, and our net income. Approximately 36% of our total fiscal 2025 revenue was generated from sales outside North America. Political and/or financial instability, tariffs, the imposition of import/export controls, or armed conflict in various regions of the world can lead to economic uncertainty and may adversely impact our business. Political instability may lead to significant, continuing volatility in global stock markets and currency exchange rate fluctuations. If customers' buying patterns, decision-making processes, timing of expected deliveries, or timing of new projects unfavorably change due to economic or political conditions, there could be a material adverse effect on our business, financial condition, and operating results.

Other potential risks inherent in our international business include:

•longer payment cycles and credit and collectability risk on our accounts receivables;
•varying regulatory and legal requirements, including international trade and labor laws;
•restrictions on the transfer of funds;
•management of our international operations, including increased administrative and compliance expenses, geographical distance, and language and cultural differences;
•difficulties in enforcing contractual and intellectual property rights;
•laws and business practices that favor local competitors or prohibit foreign ownership of certain businesses;
•seasonal reductions in business activity during the summer months in Europe and certain other parts of the world;
•economic instability in emerging markets;
•regional or global health crises; and
•potentially adverse tax consequences.

Any one or more of these factors could have a material adverse effect on our international operations, and, consequently, on our business, financial condition, and operating results.

If our security measures are breached, our products and services may be perceived as not being secure, customers may curtail or stop using our products and services, and we may incur significant legal and financial exposure from loss of customer or company data, loss of customers, or otherwise. Our business requires the storage and transmission of our proprietary information and customer information within Progress' enterprise information technology systems, which may be vulnerable to unauthorized access, distributed denial of service attacks, and other cyber-attacks. Individual and groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states, continuously undertake attacks that pose threats to our customers and our software products, and we have experienced cybersecurity incidents in which such actors have gained unauthorized access to our IT systems and data, including customer systems and data. For example, as disclosed on December 19, 2022, following the detection of irregular activity on certain portions of our corporate network, we engaged outside cybersecurity experts and other incident response professionals to conduct a forensic investigation and assess the extent and scope of the cyber incident (the "November 2022 Cyber Incident"). During the investigation, we and our external advisors uncovered evidence of unauthorized access to our corporate network, including evidence that certain Company data had been exfiltrated. As demonstrated by the November 2022 Cyber Incident, due to the actions of outside parties, employee error, malfeasance, or otherwise, an unauthorized party may obtain access to our data or our customers' data, which could result in its theft, destruction, corruption, or misappropriation and thus legal and financial exposure. Security risks in recent years have increased significantly given the increased sophistication and activities of hackers, organized crime, including state-sponsored organizations and nation-states, and other outside parties.

Cyber threats are continuously evolving, including through the utilization of AI, increasing the difficulty of defending against them. While we have implemented security procedures and controls aimed at addressing these threats, our security measures could be compromised, could prove to be inadequate, or could fail. Any security breach or unauthorized access could result in significant legal and financial exposure, increased costs to defend litigation, indemnity and other contractual obligations, government fines and penalties, damage to our reputation and our brand, and a loss of confidence in the security of our products and services that could potentially have an adverse effect on our business and results of operations. Breaches of our network could disrupt our internal systems and business applications, including services provided to our customers. Additionally, data breaches could compromise technical and proprietary information, harming our competitive position. We may need to spend significant capital or allocate significant resources to protect against the threat of security breaches or to address security related concerns. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose customers. In addition, our insurance coverage may not be adequate to cover all costs related to cybersecurity incidents and the disruptions resulting from such events.

If our products contain software defects or security flaws, it could harm our revenues by causing us to lose customers and could increase our liabilities by exposing us to costly governmental investigations or litigation. For example, the exploitation of the zero-day MOVEit Vulnerability in May 2023 has resulted in informal government inquiries, three formal government investigations, and private litigation. Our products, despite extensive testing and quality control, may, and at times do, contain defects, vulnerabilities, or security flaws. In the ordinary course of business, we may need to issue corrective releases of our software products to fix any defects, vulnerabilities, or security flaws. Depending upon the severity of any such matters, the detection and correction of such matters can be time consuming and costly. If any such issues are exploited by malicious threat actors, we could experience, among other things, a material adverse impact to our revenues due to loss of customers and increased liabilities due to costly governmental investigations or litigation. In addition, any such matters could affect the ability of our products to work with hardware or other software products, delay the development or release of new products or new versions of products (due to a reallocation of our internal resources), and/or adversely affect market acceptance of our products, all of which could have a material adverse effect on our operating results and cash flows.

As previously disclosed, on the evening of May 28, 2023, we learned that our MOVEit Transfer (the on-premise version) and MOVEit Cloud (a cloud-hosted version of MOVEit Transfer) products were attacked via a "zero-day vulnerability" that could provide for unauthorized escalated privileges and access to the customer's underlying environment (the "MOVEit Vulnerability"). A "zero-day vulnerability" is a vulnerability that has been publicly disclosed and/or exploited (e.g., by an independent researcher or threat actor) before the software vendor has an opportunity to patch it. Following the discovery of the MOVEit Vulnerability and the various remedial actions previously described, we discovered and patched additional vulnerabilities within the MOVEit Transfer and MOVEit Cloud platforms. While we are currently not aware of any evidence that these additional vulnerabilities were exploited by malicious threat actors, we cannot guarantee that we have or will uncover and/or address all vulnerabilities within the MOVEit platform or any of our other products prior to exploitation by threat actors.

As a result of the MOVEit Vulnerability, we are party to certain class action lawsuits filed by individuals who claim to have been impacted by the exfiltration of data from the environments of our MOVEit Transfer customers, which the Judicial Panel on Multidistrict Litigation transferred to the District of Massachusetts for coordinated and consolidated proceedings (the "MDL"). The MDL has also consolidated the insurance subrogation complaint (where an insurer is seeking recovery for expenses incurred on behalf of its insured in connection with the MOVEit Vulnerability) and, as of the date of this filing, one customer cross-claim.

As previously disclosed, we have also cooperated with inquiries and investigations from various domestic and foreign governmental authorities (data privacy regulators, a U.S. federal law enforcement agency, the Federal Trade Commission, and the SEC), a number of which have been formally closed and, as the date of this filing, have not resulted in any prosecution or enforcement actions against us. We have also supported inquiries and investigations from several state attorneys general, one of which has been formally closed without any enforcement or regulatory actions directed against us.

Our financial liability arising from the MOVEit Vulnerability will depend on many factors, including the progression of the MDL and additional litigation or indemnification claims, and any settlements resulting from remaining or additional governmental or regulatory investigations; therefore, we are unable at this time to estimate the quantitative impact of any such liability with any reasonable degree of certainty. As our litigation response continues, we will continue to assess the potential impact of the MOVEit Vulnerability on our business, operations, and financial results.

Our business could be damaged, and we could be subject to liability, in the event of any unauthorized access to our data or our customers' data, including through privacy and data security breach. The use of certain of our products, including MOVEit Cloud and ShareFile, involves the transmission or storage of third-party data in our environment, some of which may be considered personally identifiable, confidential, or sensitive. In the ordinary course of business, we face security threats from malicious threat actors that could obtain unauthorized access to our systems, infrastructure, products, and networks. We anticipate that these threats will continue to grow in scope and complexity over time, particularly as the use of AI by malicious threat actors increases, we acquire new products, and a larger proportion of our revenues derive from products that transmit or store sensitive data.

While we endeavor to continue mitigating security risks for our products, malicious threat actors might use techniques to exploit other zero-day vulnerabilities or use other means that we are unable to defend against in order to compromise and infiltrate our systems, infrastructure, networks, and products, including, but not limited to MOVEit or ShareFile.

While we devote significant resources to cybersecurity related matters in the operation of our business, we may fail to detect the existence of a breach and be unable to prevent unauthorized access to user and company content across our systems, infrastructure, products, and networks. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often not recognized until launched against a target. They may originate from less regulated or remote areas around the world, or from state-sponsored actors. If our security measures are breached, we may suffer reputational damage, our products may be perceived as insecure, and we may lose existing customers or fail to attract and retain new customers.

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

A failure of our information technology systems, including a cyber incident, could have a material adverse effect on our business. We rely on our technology infrastructure, and the technology infrastructure of third parties, for many functions, including selling our products, supporting our ISVs and other third-party channels, fulfilling orders and billing, and collecting and making payments. This technology infrastructure may be vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist attacks, the outbreak of wars or other armed conflicts, the escalation of hostilities, geopolitical tensions or trade wars, acts of terrorism or "acts of God," particularly involving geographies in which we or third parties on whom we depend have operations, computer intrusions or other similar cyber intrusions, vulnerabilities and viruses, software errors, computer denial-of-service attacks, and other similar events. A significant number of the systems making up this infrastructure are not redundant, and our disaster recovery planning may not be sufficient for every eventuality. This technology infrastructure may fail or be vulnerable to damage or interruption because of actions by third parties or employee error or malfeasance. In addition, depending upon the severity of any such actions, we may not carry business interruption insurance sufficient to protect us from all losses that may result from interruptions in our services as a result of such technology infrastructure failures or provide us with the ability to cover all contingencies. Any interruption in the availability of our websites and on-line interactions with customers or partners may cause a reduction in customer or partner satisfaction levels, which in turn could cause additional claims, reduced revenue, or loss of customers or partners. Despite any precautions we may take, these problems could result in, among other consequences, a loss, destruction, corruption or misappropriation of company or customer data, loss of confidence in the stability and reliability of our offerings, damage to our reputation, and legal liability, all of which may adversely affect our business, financial condition, operating results and cash flows.

Integration of artificial intelligence into our product offerings and our use of artificial intelligence in our operations could result in reputational or competitive harm, legal liability, and other adverse effects on our business. We have integrated, and plan to further integrate, AI capabilities into certain components of product offerings, and we use and expect to increase the use of AI in our operations. These AI-related initiatives, whether successful or not, could cause us to incur substantial costs and could result in delays in our software release cadence. Additionally, AI algorithms may be flawed and datasets underlying AI algorithms may be insufficient or contain biased information. If the AI tools integrated into our products or that we use in our operations produce analyses or recommendations that are or are alleged to be deficient, inaccurate, or biased, our reputation, business, financial condition, and results of operations may be adversely affected.

Other companies have experienced cybersecurity incidents that implicate confidential and proprietary company data and/or the personal data of end users of AI applications integrated into their software offerings or used in their operations. If we were to experience a cybersecurity incident related to the integration of AI capabilities into our product offerings or our use of AI applications in our operations, our business and results of operations could be adversely affected. AI also presents various emerging legal, regulatory and ethical issues, and the incorporation of AI into our product offerings and our use of AI applications in our operations could require us to expend significant resources in developing, testing and maintaining our product offerings and may cause us to experience brand, reputational, or competitive harm, or incur legal liability. Any legislation concerning AI adopted domestically or globally may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to change our product offerings or business practices, or prevent or limit our use of AI.

Catastrophic events, including but not limited to cyber events, may disrupt our business. We rely on our network infrastructure and enterprise applications, internal technology systems, and websites for our development, marketing, operations, support, and sales activities. In addition, we rely on third-party hosted services, and we do not control the operation of third-party data center facilities, which increases our vulnerability. A disruption, infiltration or failure of these systems or third-party hosted services in the event of a major earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunction, pandemic, cyber-attack or other similar interruption to our business, war, terrorist attack, or other catastrophic event that our disaster recovery plans do not adequately address, could cause system interruptions, reputational harm, loss of intellectual property, delays in our product development, lengthy interruptions in our services, breaches of data security and loss, destruction, misappropriation, or corruption of critical company or customer data. A catastrophic event that results in the loss, destruction, misappropriation, corruption or disruption of any of our data, our customers' data, or our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected, and the adverse effects of any such catastrophic event would be exacerbated if experienced at the same time as another unexpected and adverse event.

We also depend on third-party service providers to provide the data centers and other infrastructure necessary to certain of our products. Any disruption in the services provided by these third parties or any failure to renew the services could adversely affect the performance of products or result in a loss of user content, resulting in harm to our business and reputation. Customers rely on certain of our products to transfer or process their content. The infrastructure on which our products rely may not be adequately designed with sufficient reliability and redundancy to avoid performance delays or outages and/or may not be scalable to meet increasing user demands. If our products are unavailable when users attempt to access them, or if the products do not load or perform as quickly as users expect, they may decrease or discontinue their use of our products, which could be harmful to our business, results of operations, and financial condition. Our third-party service providers along with their data centers and other facilities are also vulnerable to damage or interruption from human error, intentional bad acts, security breaches, and other catastrophic events, any of which could disrupt the availability of our products and/or compromise or destroy user content, which could be harmful to our business, results of operations, and financial condition.

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

We rely on the experience and expertise of our skilled employees, and must continue to attract and retain qualified technical, marketing and managerial personnel in order to succeed. Our future success will depend in large part upon our ability to attract and retain highly skilled technical, managerial, sales, and marketing personnel. There is significant competition for such personnel in the software industry. We may not continue to be successful in attracting and retaining the personnel we require to develop new and enhanced products and to continue to grow and operate profitably.

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

Risks Related to Laws and Regulations

We are subject to risks associated with compliance with laws and regulations globally, which may harm our business. We are a global company subject to varied and complex laws, regulations, and customs, both domestically and internationally. These laws and regulations relate to many core aspects of our business, including data privacy or related privacy practices, AI, corporate governance, securities regulations, anti-trust and competition, anti-corruption, sanctions and trade protection, and import and export control. The application of these laws and regulations to our business is often unclear and may at times conflict on a domestic or international basis. For example, data privacy and AI regulations are evolving rapidly in many jurisdictions, often with extremely punitive penalties. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenue and profitability. Non-compliance could also result in fines, damages, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation.

Our business practices with respect to the collection, use, and management of personal information could give rise to operational interruption, liabilities, or reputational harm as a result of governmental regulation, legal requirements, or industry standards relating to consumer privacy and data protection. As regulatory focus on privacy issues continues to increase and worldwide laws and regulations concerning the handling of personal information expand and become more complex, potential risks related to data collection and use within our business will intensify. For example, the regulatory environment applicable to the handling of the European Economic Area ("EEA") residents' personal data, which is governed by the General Data Protection Regulation of 2018 ("GDPR") and/or respectively the national data protection laws of United Kingdom, Switzerland, and other countries in which we operate, may cause us to assume additional liabilities, obligations or incur additional costs, and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by the competent data protection authorities relating to personal data transfers to us and by us from the EEA and other jurisdictions which have country specific data transfer requirements. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and adversely affect our business, operating results and financial condition.

In addition, governmental entities in the U.S. and other countries have enacted or are considering enacting legislation or regulations or may in the near future interpret existing legislation or regulations, in a manner that could significantly impact our ability and the ability of our customers and data partners to collect, augment, analyze, use, transfer, and share personal and other information that is integral to certain business functions. For example, approximately twenty U.S. state legislatures have implemented varying privacy laws and regulations, or are considering implementing legislation that we expect to become effective in the near term. Moreover, several privacy bills are under congressional review at the U.S. federal level.

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

We could incur substantial costs in protecting our proprietary software technology, and if we fail to protect our technology we could incur material harm to our business. We rely principally on a combination of contract provisions and copyright, trademark, patent, and trade secret laws to protect our proprietary technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources, whether or not we ultimately prevail on the merits. The steps we take to protect our proprietary rights may be inadequate to prevent misappropriation of our technology; moreover, others could independently develop similar technology.

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

Risks Related to Financial Performance or General Economic Conditions

Weakness in the U.S. and international economies may result in fewer sales of our products and may otherwise harm our business. We are subject to risks arising from adverse changes in global economic conditions, especially those in the U.S., Europe and Latin America. If global economic conditions weaken, credit markets tighten and/or financial markets become unstable, customers may delay, reduce or forego technology purchases, both directly and through our ISVs, resellers/distributors and OEMs. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies, and increased price competition. Further, deteriorating economic conditions could adversely affect our customers and their ability to pay amounts owed to us (see Our customers and partners may seek refunds, delay implementation timelines, delay payment, fail to pay us in accordance with the terms of their agreements, decline renewals or upgrades, or reduce or terminate use of our products, all of which can have an adverse effect on us). If the U.S. and other international economies experience inflationary pressures, our expenses (including the cost of labor) may increase, credit and securities markets may be adversely affected, and customer demand for our products and their ability to make payments may be impacted. Any of these events would likely harm our business, financial condition, and results of operations.

We are currently operating in a period of economic uncertainty and capital markets disruption due to various geopolitical and macro-economic factors, which may materially adversely affect our business, financial condition, and results of operations. The overall macro global economy, including ongoing military conflicts in Ukraine and the Middle East, and increasing tensions between the U.S. and China, remain unpredictable and has already led to market disruptions, including volatile capital markets, higher interest rates and debt capital costs, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, as well as supply chain disruptions and increases in costs of certain raw materials and transportation, which have in turn contributed to global inflationary pressures. Prolonged unrest, military activities, or broad-based sanctions could have a material adverse effect on our operations and business outlook. Given our meaningful reliance on revenue generated outside of North America (which constituted 36% of our total revenue in fiscal 2025) and our reliance on revenue generated in EMEA (which constituted 29% of our total revenue in fiscal 2025), disruption of commercial activities in these regions may materially adversely affect our financial condition and results of operations. Although we cannot predict what the impacts may be, our global operations and reliance on interconnected technology increase the risk to our operations.

Fluctuations in foreign currency exchange rates or interest rates have had, and could continue to have, an adverse impact on our financial condition and results of operations. Changes in the value of foreign currencies relative to the U.S. Dollar and related changes in interest rates have adversely affected our results of operations and financial position in the past and could do so again in the future. In the past, as the value of the U.S. Dollar has strengthened in comparison to certain foreign currencies (particularly in EMEA), our reported international revenue has been reduced because foreign currencies translate into fewer U.S. Dollars. As approximately one-third of our revenue is denominated in foreign currencies, these exchange rate fluctuations have impacted, and we expect will continue to impact, our revenue results. Please see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 for additional information. We seek to reduce our exposure to fluctuations in exchange rates by entering into foreign exchange forward contracts to hedge certain actual and forecasted transactions of selected currencies (mainly in Europe, Brazil, India and Australia); however, our currency hedging transactions may not be effective in reducing the adverse impact of fluctuations in foreign currency exchange rates. Further, as geopolitical volatility around the world increases, there is increasing risk of the imposition of exchange or price controls, or other restrictions on the conversion of foreign currencies, which could have a material adverse effect on our business, financial condition and operating results.

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

Our stock price has been, and may continue to be, volatile, and your investment could lose value. Our revenue and quarterly results may fluctuate, which could adversely affect the market price of our common stock. We have experienced, and may in the future experience, fluctuations in our quarterly operating results that may be caused by a variety of factors, including:

•changes in demand for our products;
•introduction, enhancement or announcement of products by us or our competitors;
•the increasing prominence of new technologies, including AI, in the markets in which we compete;
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
•changes in the level of operating expenses, including unforeseen expenses incurred in connection with items such as cybersecurity instances;
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

The market price of our common stock, like that of other technology companies, is volatile and is subject to wide fluctuations in response to a variety of factors, including operating results, announcements of technological innovations or new products by us or our competitors; the proliferation and anticipated impact of AI on the technology sector; changes in financial estimates by securities analysts; purchases or sales of our stock by our officers or directors; repurchases of shares of our common stock; the issuance of additional shares or securities convertible into, or exchangeable or exercisable for, shares of our common stock, including upon the conversion of the Notes (as defined below) or under our equity compensation plans, general economic conditions and other macroeconomic factors; or other events or factors. The market price of our common stock may also be affected by broader market trends unrelated to our performance. As a result, purchasers of our common stock may be unable at any given time to sell their shares at or above the price they paid for them.

Any of these events, as well as other circumstances discussed in these Risk Factors, may cause the price of our common stock to fluctuate. In addition, the stock market in general, and the market prices of publicly-traded technology companies in particular, have experienced significant volatility that often has been unrelated to the operating performance of affected companies. These broad stock market fluctuations may adversely affect the market price of our common stock, regardless of our operating performance.

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

We may have exposure to additional tax liabilities. As a multinational corporation, we are subject to income taxes in the U.S. and various foreign jurisdictions. Significant judgment is required in determining our global provision for income taxes and other tax liabilities. In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Our income tax returns are routinely subject to audits by tax authorities. Although we regularly assess the likelihood of adverse outcomes resulting from these examinations to determine our tax estimates, a final determination of tax audits that is inconsistent with such assessments or tax disputes could have an adverse effect on our financial condition, results of operations, and cash flows.

We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property, and goods and services taxes in the U.S. and various foreign jurisdictions. We are regularly under audit by tax authorities with respect to these non-income taxes and may have exposure to additional non-income tax liabilities, which could have an adverse effect on our results of operations, financial condition and cash flows.

In addition, our future effective tax rates could be favorably or unfavorably affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws including Pillar Two legislation adopted as part of the Organization for Economic Cooperation and Development Inclusive Framework, which established a global minimum corporate tax rate of 15% for certain multinational enterprises, or the interpretation of such laws. Such changes could have a material adverse impact on our financial results.

Risks Related to our Indebtedness and Convertible Senior Notes

Our indebtedness and liabilities could limit the cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition, and results of operations. As of November 30, 2025, we had approximately $1.4 billion of consolidated indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant adverse consequences for our security holders and our business, results of operations, and financial condition by, among other things:

•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing;
•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business;
•diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of our Convertible Senior Notes with an aggregate principal amount of $360.0 million, due April 15, 2026 (the "2026 Notes"), and an aggregate principal amount of $450.0 million, due March 1, 2030 (the "2030 Notes" and, together with the 2026 Notes, the "Notes"); and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our current or future indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our current or future indebtedness, including the Notes, and our cash needs may increase in the future. In addition, our credit facility contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital, or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

We are required to comply with certain financial and operating covenants under our Credit Facility and to make scheduled debt payments as they become due; any failure to comply with those covenants or to make scheduled payments could cause amounts borrowed under the facility to become immediately due and payable or prevent us from borrowing under the facility. In July 2025, we entered into an amended and restated credit agreement (the "Credit Agreement") with certain lenders, which provides for a $1.5 billion secured revolving credit facility (the "Credit Facility"). This Credit Facility matures on the earlier of July 2030 or the date that is 91 days prior to the maturity date of our 2030 Notes (subject to certain conditions), at which time any amounts outstanding will be due and payable in full. We may wish to borrow additional amounts under the facility in the future to support our operations, including for strategic acquisitions and share repurchases.

We are required to comply with specified financial and operating covenants of the Credit Facility, which may limit our ability to operate our business as we otherwise might operate it. Our failure to comply with any of these covenants or to meet any payment obligations under the Credit Facility could result in an event of default which, if not cured or waived, would result in any amounts outstanding, including any accrued interest and unpaid fees, becoming immediately due and payable. We might not have sufficient working capital or liquidity to satisfy any repayment obligations in the event of an acceleration of those obligations. In addition, if we are not in compliance with the financial and operating covenants at the time we wish to borrow funds, we will be unable to borrow funds.

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

Item 1B. Unresolved Staff Comments

As of the date of this report, we do not have any unresolved comments from the SEC related to periodic or current reports under the Exchange Act.

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

We also engage third-party resources to assist in our cybersecurity program, including annual ISO 27001 assessments of our cybersecurity program, validation of our SOC2 controls' operational effectiveness for certain products, and retaining leading cybersecurity experts as needed in response to cybersecurity incidents and for other consultative needs (e.g., due diligence of potential acquisitions).

Governance

Our multi-level cybersecurity governance and risk management structure begins with our management-level Enterprise Risk Management ("ERM") Committee, which consists of cross-functional management representatives from throughout Progress. The ERM Committee receives detailed cybersecurity information from key security personnel, led by our Chief Information Security Officer ("CISO"), and reports to Progress' Chief Executive Officer, Chief Financial Officer, Chief Information Officer, Chief Legal Officer, and other members of our executive team at least quarterly.

Our CISO has significant information technology experience, having served in various roles in information technology and information security for more than 20 years, including serving in various cybersecurity leadership roles within public and private companies. He holds an undergraduate degree in management and obtained a CISO Executive Education Certification from Carnegie Mellon University. Cybersecurity leaders reporting to our CISO also have significant relevant experience and industry recognized certifications.

Our CISO routinely reports to the Audit Committee of our Board of Directors at the Audit Committee's regular quarterly meetings, or more frequently as needed. The Audit Committee's duties include, among other things, oversight of risks related to cybersecurity, as well as our broader ERM program. The Audit Committee communicates regularly with our full Board of Directors, which is ultimately responsible for overall risk oversight for Progress.

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

Item 2. Properties

We lease our headquarters facility, which includes administrative, sales, support, marketing, product development, and distribution functions, in one building totaling approximately 33,000 square feet in Burlington, Massachusetts.

We also maintain offices for administrative, sales, support, marketing, product development, and/or distribution purposes in leased facilities in various other locations in North America, including Raleigh, North Carolina, Alpharetta, Georgia, Vienna, Virginia and outside North America, including Sofia, Bulgaria, Limerick, Ireland, Brno, Czech Republic, Bengaluru and Hyderabad, India, Singapore, Singapore and Rotterdam, the Netherlands. The terms of our leases generally range from one to twelve years.

At the end of fiscal year 2021, we adopted a modern approach to work that gives our employees more flexibility to choose where to work. Depending on their role, this means that employees can choose their office location, as well as continue to work from home some or all the time. As of November 30, 2025, we have not terminated any significant lease arrangements. We believe our facilities are adequate for the conduct of our business.

Item 3. Legal Proceedings

Please refer to Note 17, Cyber Related Matters, in Part II, Item 8 of this Form 10-K for a discussion of legal proceedings related to the MOVEit Vulnerability.

We are also subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material effect on our financial position, results of operations, or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Stockholders

Our common stock trades on the NASDAQ Global Select Market under the symbol "PRGS".

As of December 31, 2025, our common stock was held by approximately 109 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Recent Sales of Unregistered Equity Securities and Use of Proceeds

All issuances of unregistered securities during fiscal year 2025, if any, have previously been disclosed in filings with the SEC.

Stock Repurchases and Dividends

Repurchases of our common stock by month in the fourth quarter of fiscal year 2025 were as follows:

(in thousands, except per share and share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Period
September 2025	—	$—	—	$242,220
October 2025	708,916	45.65	708,916	209,844
November 2025	180,179	42.29	180,179	202,220
Total	889,095	$44.97	889,095	$202,220

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

We have declared aggregate per share quarterly cash dividends totaling $0.53 and $0.70 for the years ended November 30, 2024 and 2023, respectively. We paid aggregate cash dividends totaling $31.5 million and $31.6 million for the years ended November 30, 2024, and 2023, respectively. During the fourth quarter of fiscal year 2024, our Board of Directors suspended our quarterly dividend in connection with the ShareFile acquisition and plans to redirect such capital toward the repayment of debt to increase liquidity for future M&A and for share repurchases, both of which are prioritized in our capital allocation policy.

Stock Performance Graph and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Computer Index for each of the last five fiscal years ended November 30, 2025, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends.

Comparison of 5 Year Cumulative Total Return(1)
Among Progress Software Corporation, the NASDAQ Composite Index and the
NASDAQ Computer Index

$450
$400
$350
$300
$250
$200
$150
$100
$50
11/20
11/21
11/22
11/23
11/24
11/25
PRGS
NASDAQ Composite
NASDAQ Computer

(1) $100 invested on November 30, 2020 in stock or index, including reinvestment of dividends.

November 30,	2020	2021	2022	2023	2024	2025
Progress Software Corporation	$100.00	$120.82	$132.97	$134.31	$170.35	$104.61
NASDAQ Composite	100.00	127.37	94.01	116.62	159.07	190.81
NASDAQ Computer	100.00	142.39	102.36	148.35	209.11	272.68

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand the results of operations and financial condition of Progress Software Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Financial Statements in Part II, Item 8 of this Form 10-K. This section generally discusses the results of our operations for the year ended November 30, 2025 compared to the year ended November 30, 2024. For a discussion of the year ended November 30, 2024 compared to the year ended November 30, 2023, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended November 30, 2024.

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

We are pursuing a total growth strategy driven by accretive acquisitions of businesses and products that meet our strict strategic, financial, and operating criteria, which help to further our goal of providing stockholder returns. In April 2019, we acquired Ipswitch; in October 2020, we acquired Chef Software; in November 2021, we acquired Kemp Technologies; in February 2023, we acquired MarkLogic; in October 2024, we acquired ShareFile; and in June 2025, we acquired Nuclia.

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

We expect to continue to pursue acquisitions meeting our financial criteria that are designed to expand our business and drive significant stockholder returns. As a result, our expected uses of cash could change, our cash position could be reduced, and we may incur additional debt obligations to the extent we complete additional acquisitions. However, we currently believe that existing cash balances, together with funds generated from operations and amounts available under our Credit Facility, will be sufficient to finance our operations and meet our foreseeable cash requirements, including stock repurchases, through at least the next twelve months.

Results of Operations

Business Development

On October 31, 2024, we acquired ShareFile from Cloud Software Group, Inc. As a result of this acquisition, we recorded $96.2 million of deferred revenue and $464.0 million of intangible assets, as further described in Note 5, Business Combinations, in Part II, Item 8 of this Form 10-K. During fiscal 2025, the revenue from ShareFile was $261.6 million. We expect to recognize additional Software-as-a-Service ("SaaS") revenue, as well as increased amortization expense and interest expense, in future periods as a result of this acquisition.

Fiscal Year 2025 Compared to Fiscal Year 2024

Revenue

	Fiscal Year Ended		Percentage Change
(in thousands)	November 30, 2025	November 30, 2024	As Reported	Constant Currency
Revenue	$977,831	$753,409	30%	29%

Total revenue increased as compared to the same period last year primarily due to our acquisition of ShareFile in the fourth quarter of fiscal year 2024. ShareFile revenue in fiscal year 2025 was $261.6 million. With an acquisition date of November 2024, ShareFile only contributed one month of revenue in fiscal year 2024 totaling $21.1 million.

Software Licenses Revenue

	Fiscal Year Ended		Percentage Change
(in thousands)	November 30, 2025	November 30, 2024	As Reported	Constant Currency
Software licenses	$237,887	$249,331	(5)%	(5)%
As a percentage of total revenue	24%	33%

Software licenses revenue decreased by $11.4 million as compared to the same period last year primarily due to timing of multi-year subscription renewals in our DataDirect product offering.

Maintenance, SaaS, and Professional Services Revenue

	Fiscal Year Ended		Percentage Change
(in thousands)	November 30, 2025	November 30, 2024	As Reported	Constant Currency
Maintenance	$410,174	$410,556	—%	(1)%
As a percentage of total revenue	42%	55%
SaaS	$287,928	$44,564	546%	546%
As a percentage of total revenue	29%	6%
Professional services	$41,842	$48,958	(15)%	(15)%
As a percentage of total revenue	4%	6%
Total maintenance, SaaS, and professional services revenue	$739,944	$504,078	47%	46%
As a percentage of total revenue	76%	67%

Maintenance revenue remained relatively flat as compared to the same period last year. SaaS revenue increased as compared to the same period last year due to our acquisition of ShareFile. Professional services revenue decreased compared to the same period last year primarily due to a decrease in MarkLogic professional services revenue.

Cost of Software Licenses

	Fiscal Year Ended
(in thousands)	November 30, 2025	November 30, 2024	Percentage Change
Cost of software licenses	$12,605	$10,942	15%
As a percentage of software license revenue	5%	4%

Cost of software licenses consists primarily of royalties, electronic software distribution, duplication, and packaging. Cost of software licenses as a percentage of software licenses revenue varies from period to period depending upon the relative product mix. The increase as compared to the same period last year was primarily due to increased hardware sales.

Cost of Maintenance, SaaS, and Professional Services

	Fiscal Year Ended
(in thousands)	November 30, 2025	November 30, 2024	Percentage Change
Cost of maintenance, SaaS, and professional services	$133,750	$90,318	48%
As a percentage of maintenance, SaaS, and professional services revenue	18%	18%

Cost of maintenance, SaaS, and professional services consists primarily of costs of hosting, personnel costs for providing customer support, consulting, and education. The increase year-over-year was primarily due to increased headcount and hosting costs resulting from our acquisition of ShareFile, partially offset by decreased contractors and outside services costs.

Amortization of Acquired Intangibles - Costs of Revenue

	Fiscal Year Ended
(in thousands)	November 30, 2025	November 30, 2024	Percentage Change
Amortization of acquired intangibles	$41,226	$29,222	41%
As a percentage of total revenue	4%	4%

Amortization of acquired intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. The year-over-year increase was due to the acquisitions of ShareFile and Nuclia.

Sales and Marketing

	Fiscal Year Ended
(in thousands)	November 30, 2025	November 30, 2024	Percentage Change
Sales and marketing	$211,013	$164,570	28%
As a percentage of total revenue	22%	22%

Sales and marketing expenses increased in fiscal year 2025 due to increased personnel related costs, increased marketing and sales events costs, and increased contractors and outside services costs, each associated with our acquisition of ShareFile.

Product Development

	Fiscal Year Ended
(in thousands)	November 30, 2025	November 30, 2024	Percentage Change
Product development	$192,265	$146,342	31%
As a percentage of total revenue	20%	19%

Product development expenses increased in fiscal year 2025 primarily due to increased personnel related costs, as well as an increase in contractors and outside services costs, each associated with our acquisition of ShareFile.

General and Administrative

	Fiscal Year Ended
(in thousands)	November 30, 2025	November 30, 2024	Percentage Change
General and administrative	$108,215	$89,518	21%
As a percentage of total revenue	11%	12%

General and administrative expenses include the costs of our finance, human resources, legal, information systems, and administrative departments. General and administrative expenses increased in fiscal year 2025 primarily due to higher personnel related costs, contractors and outside services, and other general and administrative costs, each associated with our acquisition of ShareFile.

Amortization of Acquired Intangibles - Operating Expenses

	Fiscal Year Ended
(in thousands)	November 30, 2025	November 30, 2024	Percentage Change
Amortization of acquired intangibles	$104,266	$65,290	60%
As a percentage of total revenue	11%	9%

Amortization of intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. The year-over-year increase was due to the acquisitions of ShareFile and Nuclia.

Restructuring Expenses

	Fiscal Year Ended
(in thousands)	November 30, 2025	November 30, 2024	Percentage Change
Restructuring expenses	$13,109	$10,454	25%
As a percentage of total revenue	1%	1%

Restructuring expenses recorded in fiscal year 2025 primarily relate to headcount reductions in connection with the restructuring action related to the ShareFile acquisition in November 2024 and to a headcount reduction action in November 2025. See Note 13, Restructuring, in Part II, Item 8 of this Form 10-K for additional details, including types of expenses incurred and the timing of future expenses and cash payments.

Acquisition-Related Expenses

	Fiscal Year Ended
(in thousands)	November 30, 2025	November 30, 2024	Percentage Change
Acquisition-related expenses	$5,317	$17,109	(69)%
As a percentage of total revenue	1%	2%

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs primarily consist of professional services fees, including third-party legal and valuation-related fees, as well as retention fees. Acquisition-related expenses in fiscal year 2025 were primarily related to the acquisitions of ShareFile and Nuclia, as well as our pursuit of other acquisition opportunities. Acquisition-related expenses in fiscal year 2024 were primarily related to our acquisition of ShareFile, as well as our pursuit of other acquisition opportunities.

Cyber Incident and Vulnerability Response Expenses, Net

	Fiscal Year Ended
(in thousands)	November 30, 2025	November 30, 2024	Percentage Change
Cyber incident and vulnerability responses expenses, net	$2,775	$5,641	(51)%
As a percentage of total revenue	—%	1%

As previously disclosed, following the discovery of the MOVEit Vulnerability that was disclosed on June 5, 2023, in each instance, we engaged outside cybersecurity experts and other incident response professionals to conduct a forensic investigation and assess the extent and scope of these matters. Cyber incident and MOVEit Vulnerability costs relate to the engagement of external cybersecurity experts and other incident response professionals and are net of received and expected insurance recoveries. See Note 17, Cyber Related Matters, in Part II, Item 8 of this Form 10-K for further discussion.

Other (Expense) Income

	Fiscal Year Ended
(in thousands)	November 30, 2025	November 30, 2024	Percentage Change
Interest expense	$(70,850)	$(32,012)	121%
Interest income and other, net	1,759	4,734	(63)%
Foreign currency loss, net	(2,571)	(2,461)	4%
Total other expense, net	$(71,662)	$(29,739)	(141)%
As a percentage of total revenue	(7)%	(4)%

Total other expense, net, increased in fiscal year 2025 due to increases in interest expense resulting from costs associated with drawing on our revolving line of credit to acquire ShareFile. Refer to Note 6, Debt, in Part II, Item 8 of this Form 10-K for further discussion. Foreign currency loss, net increased year-over-year due to rate volatility and timing of intercompany and hedge settlement activities. Interest income and other, net decreased in fiscal year 2025 due to decreases in interest income on our invested cash balances.

Provision for Income Taxes

	Fiscal Year Ended
(in thousands)	November 30, 2025	November 30, 2024	Percentage Change
Provision for income taxes	$8,495	$25,826	(67)%
As a percentage of income before income taxes	10%	27%

Our effective income tax rate was 10% and 27% for fiscal years 2025 and 2024, respectively. The primary reason for the year-over-year decrease in the effective rate was because the Company recorded tax expense of $13.7 million in fiscal year 2024 related to the taxes expected to be imposed upon the repatriation of unremitted foreign earnings that were not considered indefinitely reinvested. In fiscal year 2025, the Company recorded a tax benefit of $7.5 million as a result of a change in the Company’s estimate of its deferred tax liability associated with unremitted foreign earnings.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law, introducing significant changes to the U.S. federal income tax system. The legislation contains key modifications to the provisions of the 2017 Tax Cuts and Jobs Act and has multiple effective dates. There is no material impact to the tax provision for fiscal 2025. The majority of the legislative provisions become effective in our fiscal years 2026 and 2027. The enactment of OBBBA is not expected to materially impact our fiscal year 2026 provision for income taxes; however, we do expect a reduction in current taxes payable as a result of OBBBA because beginning in our fiscal 2026, provisions under OBBBA allow for an immediate deduction for U.S. R&E expenditures. We will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.

Select Performance Metrics:

Management evaluates our financial performance using a number of financial and operating metrics. These metrics are periodically reviewed and revised to reflect changes in our business.

Annualized Recurring Revenue ("ARR")

We disclose ARR as a performance metric to help investors better understand and assess the performance of our business because our mix of revenue generated from recurring sources currently represents the substantial majority of our revenues and is expected to continue in the future. We define ARR as the annualized revenue of all active and contractually binding term-based contracts from all customers at a point in time. ARR includes revenue from maintenance, software upgrade rights, public cloud, and on-premises subscription-based transactions and managed services. ARR mitigates fluctuations in revenue due to seasonality, contract term, and the sales mix of subscriptions for term-based licenses and SaaS. We use ARR to understand customer trends and the overall health of the Company's business, helping it to formulate strategic business decisions.

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

Our ARR was $852.0 million and $837.0 million as of November 30, 2025 and 2024, respectively, which is an increase of 2% year-over-year.

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

Liquidity and Capital Resources

Cash and Cash Equivalents

(in thousands)	November 30, 2025	November 30, 2024
Cash and cash equivalents	$94,807	$118,077

The decrease in cash and cash equivalents of $23.3 million from the end of fiscal year 2024 was primarily due to cash outflows of $130.0 million to pay down the revolving line of credit, repurchases of common stock of $105.0 million, $20.3 million to acquire Nuclia, payment of debt issuance costs of $6.2 million, and purchases of property and equipment of $5.7 million. These cash outflows were partially offset by cash inflows from operations of $235.2 million, the effect of exchange rates on cash of $6.8 million, and $3.8 million in cash received from the issuance of common stock. Except as described below, there are no limitations on our ability to access our cash and cash equivalents.

Cash and cash equivalents held by our foreign subsidiaries were $55.1 million at November 30, 2025. As a result of the ShareFile acquisition, in the fourth quarter of fiscal 2024 we determined that a substantial portion of unremitted foreign earnings are no longer indefinitely reinvested. As a result of this, we plan to utilize worldwide cash based on the needs of the parent entity. These amounts will be repatriated as needed. Deferred taxes are recorded for earnings of our foreign operations that we determine are not indefinitely reinvested. Refer to Note 14, Income Taxes, in Part II, Item 8 of this Form 10-K for further information.

	Fiscal Year Ended
	November 30, 2025	November 30, 2024	November 30, 2023
Net cash flows from operating activities	$235,187	$211,494	$173,920
Net cash flows used in investing activities	$(26,919)	$(857,908)	$(360,382)
Net cash flows (used in) from financing activities	$(238,369)	$640,823	$51,188

Cash Flows from Operating Activities

The increase in cash generated from operations in fiscal year 2025 as compared to fiscal year 2024 was primarily due to higher billings and collections, partially offset by increased interest expense resulting from the draw down on our revolving line of credit in the fourth quarter of fiscal year 2024, and increased costs of revenue and operating expenses associated with our acquisition of ShareFile.

Our gross accounts receivable as of November 30, 2025, increased by $37.7 million from the end of fiscal year 2024. Days sales outstanding ("DSO") in accounts receivable increased to 73 days as compared to 67 days in fiscal year 2024 due to the timing of billings and collections. In addition, our deferred revenue as of November 30, 2025, increased by $20.7 million from the end of fiscal year 2024.

Cash Flows used in Investing Activities

Net cash outflows and inflows of our net investment activity are generally a result of the timing of acquisitions. Included in investing activities in fiscal year 2025 was the acquisition of Nuclia for a net cash paid amount of $20.0 million, as well as $1.2 million of additional ShareFile purchase consideration. In fiscal year 2024 we acquired ShareFile for a net cash paid amount of $852.7 million.

Cash Flows (used in) from Financing Activities

During fiscal year 2025 we made payments on our revolving line of credit of $130.0 million and made $6.2 million in payments for issuance costs related to the amendment of the revolving credit facility. During fiscal year 2024 we received $748.5 million in net proceeds from debt related to the refinancing of our debt in the second quarter of fiscal year 2024 and the draw down on our revolving line of credit in the fourth quarter of 2024. We also repurchased $105.0 million of our common stock under our share repurchase plan in fiscal year 2025 as compared to $86.8 million in fiscal year 2024. In addition, in fiscal year 2025, we received $19.0 million from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $27.8 million in fiscal year 2024.

Share Repurchases

In fiscal years 2025, 2024, and 2023, we repurchased and retired 2.1 million, 1.6 million, and 0.6 million shares of our common stock for $105.0 million, $86.8 million, and $34.0 million, respectively. On September 23, 2025, our Board of Directors increased the share repurchase authorization by $200.0 million, to an aggregate authorization of $242.2 million. As of November 30, 2025, there was $202.2 million remaining under the current share repurchase authorization. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand, or discontinue the repurchase program at any time. Excise tax was insignificant for all years presented.

Dividends

Upon the closing of the ShareFile acquisition on October 31, 2024, our Board of Directors approved the suspension of our quarterly dividends. We plan to redirect such capital toward the repayment of debt to increase liquidity for future M&A and for share repurchases, both of which are prioritized in our capital allocation policy. Prior to the suspension of the quarterly dividend in the fourth fiscal quarter of 2024, we had paid aggregate cash dividends totaling $31.5 million and $31.6 million for the years ended November 30, 2024 and 2023, respectively.

Convertible Senior Notes and Long-Term Debt

See Note 6, Debt, in Part II, Item 8 of this Form 10-K for further information.

Indemnification Obligations

We include standard intellectual property indemnification provisions in our licensing agreements in the ordinary course of business. Pursuant to our product license agreements, we will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with certain patent, copyright, or other intellectual property infringement claims by third parties with respect to our products. Other agreements with our customers provide indemnification for claims relating to property damage or personal injury resulting from the performance of services by us or our subcontractors. Historically, our costs to defend lawsuits or settle claims relating to such indemnity agreements have been insignificant. Accordingly, the estimated fair value of these indemnification provisions is insignificant. Please see Note 17, Cyber Related Matters, in Part II, Item 8 of this Form 10-K for further details regarding indemnification claims related to the MOVEit Vulnerability.

Liquidity Outlook

Cash from operations in fiscal year 2026 could be affected by various risks and uncertainties, including, but not limited to, the effects of various risks detailed in Part I, Item 1A titled "Risk Factors", including increased disruption and volatility in capital markets and credit markets that could adversely affect our liquidity and capital resources in the future. However, based on our current business plan, we believe that existing cash balances, together with funds generated from operations and amounts available under the Credit Facility, will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months. Our foreseeable cash needs include capital expenditures, acquisitions, debt repayments, share repurchases, lease commitments, restructuring obligations, and other long-term obligations.

We expect to continue to make payments on the Credit Facility and are also continuously evaluating additional financing options, the net proceeds of which could be used for general corporate purposes or to repay outstanding indebtedness. In the future, we expect to use the available capacity under the Credit Facility for any payments made in connection with any settlement of the 2026 Notes upon conversion, redemption, or repayment of our 2026 Notes at or prior to the 2026 Notes maturity. We may also use the available capacity for general corporate purposes.

Critical Accounting Estimates

Management's discussion and analysis of financial condition and results of operations are based on our consolidated financial statements which have been prepared in accordance with GAAP. We make estimates and assumptions in the preparation of our consolidated financial statements that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances.

These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

We have identified the following critical accounting policies and estimates that require the use of significant judgments and estimates in the preparation of our consolidated financial statements.

Revenue Recognition

Our contracts with customers typically include promises to license one or more products and services to a customer. Determining whether products and services are distinct performance obligations that should be accounted for separately requires significant judgment. Significant judgment is also required to determine the stand-alone selling price ("SSP") of each distinct performance obligation. Our licenses are sold as perpetual or term licenses, and the arrangements typically contain various combinations of maintenance, SaaS, and professional services, which are generally accounted for as separate performance obligations. For certain product offerings, we use the residual approach to allocate the transaction price to our software license performance obligations because, due to the pricing of our licenses being highly variable, they do not have an observable SSP.

Revenue related to maintenance and SaaS offerings is recognized ratably over the contract period. The SSP of maintenance services is a percentage of the net selling price of the related software license. The SSP of SaaS performance obligations is determined based upon observable prices in stand-alone SaaS transactions. Professional services revenue is generally recognized as the services are delivered to the customer. The SSP of professional services is based upon observable prices in similar transactions using the hourly rates sold in stand-alone services transactions. Professional services are either sold on a time and materials basis or prepaid upfront.

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

As more fully discussed in Note 17, Cyber Related Matters, in Part II, Item 8 of this Form 10-K, in May 2023, the Company discovered the MOVEit Vulnerability, which resulted in government inquiries and investigations, as well as the MDL, which may result in adverse judgments, settlements, fines, penalties, or other resolutions, the amount, scope and timing of which could be material, but which the Company is currently unable to predict.

There is complexity in applying this accounting framework for the potential losses arising from the MOVEit Vulnerability and in determining whether a loss is probable and estimable as these claims and proceedings are subject to inherent uncertainties and potential damages for which we are unable to arrive at a reasonable estimate. Further, the outcome of these matters may not be known for prolonged periods of time. Since the MDL remains in a relatively early stage, alleged damages have not been specified, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved, we are currently unable to develop an estimate of the losses or range of losses incurred (if any). Therefore, we have not recorded a loss contingency liability for the MOVEit Vulnerability as of November 30, 2025. The Company could incur judgments or enter into settlements regarding the outcome of these claims and proceedings, which could have a material effect on the estimated amount of the liability in the period in which the effect becomes probable and reasonably estimable.

We have incurred expenses related to our efforts to investigate and remediate the MOVEit Vulnerability, as well as legal and other professional services related thereto. Expenses are recognized as they are incurred and are recognized net of expected insurance recoveries, although the timing of recognizing insurance recoveries may differ from the timing of recognizing the associated expenses. We incurred expenses of $2.8 million, $5.6 million, and $1.5 million, net, related to the MOVEit Vulnerability for the fiscal years ended November 30, 2025, 2024, and 2023, respectively.

During the period when the MOVEit Vulnerability occurred, we maintained $15.0 million of cybersecurity insurance coverage, which is expected to reduce our exposure to expenses and liabilities arising from these events. As of November 30, 2025, we have approximately $4.5 million of remaining cybersecurity insurance coverage under the applicable policy. We will pursue recoveries to the maximum extent available under our insurance policies.

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

Recent Accounting Pronouncements

Refer to Note 1, Nature of Business and Summary of Significant Accounting Policies, in Part II, Item 8 of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of risks, including changes in interest rates affecting the return on our invested cash and borrowing activities and foreign currency fluctuations. We have established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

Exposure to interest rate risk is related to changing interest rates under our Credit Agreement, which are variable and determined by reference to a Term Benchmark Rate or a base rate at our option. The rates range from 1.25% to 2.50% above the Term Benchmark Rate or from 0.25% to 1.50% above the defined base rate for base rate borrowings, in each case based upon our consolidated total net leverage ratio. Additionally, we may borrow certain foreign currencies at rates set in the same range above the respective Term Benchmark Rates for those currencies, based on our consolidated total net leverage ratio. A quarterly commitment fee on the undrawn portion of the revolving credit facility is required, ranging from 0.150% to 0.350% per annum, based upon our consolidated total net leverage ratio. As of November 30, 2025, there was $600.0 million outstanding under the revolving credit facility at a borrowing rate of 5.92%. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign Currency Risk

We generally use forward contracts that are not designated as hedging instruments to economically hedge the impact of the variability in exchange rates on intercompany accounts receivable and loans receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in other current assets, other assets, other accrued liabilities, or other noncurrent liabilities on the consolidated balance sheets at the end of each reporting period and expire between thirty days and three years from the date the contract was entered. In fiscal year 2025, we recognized realized and unrealized gains of $0.9 million from our forward contracts in foreign currency loss, net on the consolidated statements of operations. These losses were substantially offset by realized and unrealized gains and losses on the offsetting positions.

Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our revenue would be adversely affected by approximately 2%, or $20.0 million, and our net income would be adversely affected by approximately 1%, or $0.9 million (excluding any offsetting positive impact from our ongoing hedging programs), although the actual effects may differ materially from the hypothetical analysis.

Item 8. Financial Statements and Supplementary Data

PROGRESS SOFTWARE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Progress Software Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Progress Software Corporation and subsidiaries (the "Company") as of November 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended November 30, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of November 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 20, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition - Refer to Note 12 to the Financial Statements

Critical Audit Matter Description

The Company derives its revenue from software licenses, maintenance, software-as-a-service (SaaS), and professional services. Frequently, the customer arrangements provide software licenses combined with maintenance resulting in multiple performance obligations under ASC 606, Revenue from Contracts with Customers. The identification of distinct performance obligations, particularly for more complex customer arrangements, requires a detailed analysis of the contractual terms and application of more complex accounting guidance. In addition, the allocation of the transaction price to each performance obligation within a contract (license, maintenance, SaaS and professional services) requires the application of management judgment. Revenue arrangements with higher contract values frequently require more complex management judgments.

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
•We evaluated the Company's accounting policies in the context of the applicable accounting standards.

•We evaluated the appropriateness and consistency of the methods and assumptions used by management to determine the standalone selling price of distinct performance obligations.
•We selected a sample of revenue contracts and performed the following procedures:
–We obtained and read the contracts and related contract documentation.
–We evaluated whether management properly identified the contract terms and tested management's application of the Company's policies, including the identification of the performance obligations and allocation of the transaction price.
–We tested the mathematical accuracy of management's calculations of revenue recognized in the financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
January 20, 2026

We have served as the Company's auditor since 1990.

PROGRESS SOFTWARE CORPORATION
Consolidated Balance Sheets

(in thousands, except share data)	November 30, 2025	November 30, 2024
Assets
Current assets:
Cash and cash equivalents	$94,807	$118,077
Accounts receivable, net	195,783	163,575
Unbilled receivables, current portion	46,599	34,672
Other current assets	62,776	52,489
Total current assets	399,965	368,813
Unbilled receivables, non-current portion	29,950	28,893
Property and equipment, net	13,694	13,746
Intangible assets, net	584,028	723,571
Goodwill	1,309,054	1,292,177
Right-of-use lease assets	25,842	30,894
Deferred tax assets	77,442	56,179
Other assets	17,683	12,693
Total assets	$2,457,658	$2,526,966
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$15,934	$13,910
Accrued compensation and related payroll taxes	71,804	64,672
Convertible senior notes, current portion, net	359,163	—
Operating lease liabilities, current portion	8,490	9,202
Other accrued current liabilities	29,593	35,219
Deferred revenue, current portion	324,750	332,142
Total current liabilities	809,734	455,145
Long-term debt	600,000	730,000
Convertible senior notes, non-current portion, net	441,186	796,267
Operating lease liabilities, non-current portion	21,077	26,259
Deferred revenue, non-current portion	100,329	72,270
Deferred tax liabilities	1,158	2,279
Other non-current liabilities	5,825	5,958
Stockholders' equity:
Preferred stock, $0.01 par value; authorized, 10,000,000 shares; issued, none	—	—
Common stock, $0.01 par value; authorized, 200,000,000 shares; issued and outstanding, 42,335,700 shares in 2025 and 43,360,695 shares in 2024	423	434
Additional paid-in capital	383,696	354,158
Retained earnings	127,373	120,405
Accumulated other comprehensive loss	(33,143)	(36,209)
Total stockholders' equity	478,349	438,788
Total liabilities and stockholders' equity	$2,457,658	$2,526,966

See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Consolidated Statements of Operations

	Fiscal Year Ended
(in thousands, except per share data)	November 30, 2025	November 30, 2024	November 30, 2023
Revenue:
Software licenses	$237,887	$249,331	$220,789
Maintenance, SaaS, and professional services	739,944	504,078	473,650
Total revenue	977,831	753,409	694,439
Costs of revenue:
Cost of software licenses	12,605	10,942	11,153
Cost of maintenance, SaaS, and professional services	133,750	90,318	85,255
Amortization of acquired intangibles	41,226	29,222	30,169
Total costs of revenue	187,581	130,482	126,577
Gross profit	790,250	622,927	567,862
Operating expenses:
Sales and marketing	211,013	164,570	156,076
Product development	192,265	146,342	132,401
General and administrative	108,215	89,518	83,157
Amortization of acquired intangibles	104,266	65,290	66,430
Restructuring expenses	13,109	10,454	8,407
Acquisition-related expenses	5,317	17,109	4,704
Cyber incident and vulnerability response expenses, net	2,775	5,641	6,164
Total operating expenses	636,960	498,924	457,339
Income from operations	153,290	124,003	110,523
Other (expense) income:
Interest expense	(70,850)	(32,012)	(30,780)
Interest income and other, net	1,759	4,734	2,538
Foreign currency loss, net	(2,571)	(2,461)	(2,624)
Total other expense, net	(71,662)	(29,739)	(30,866)
Income before income taxes	81,628	94,264	79,657
Provision for income taxes	8,495	25,826	9,460
Net income	$73,133	$68,438	$70,197

Earnings per share:
Basic	$1.70	$1.58	$1.62
Diluted	$1.66	$1.54	$1.57
Weighted average shares outstanding:
Basic	42,996	43,268	43,456
Diluted	44,019	44,427	44,658

Cash dividends declared per common share	$—	$0.53	$0.70

See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Consolidated Statements of Comprehensive Income

	Fiscal Year Ended
(in thousands)	November 30, 2025	November 30, 2024	November 30, 2023
Net income	$73,133	$68,438	$70,197
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,066	(2,914)	5,289
Unrealized loss on hedging activity, net of tax benefit of $360 and $698 in 2024 and 2023, respectively	—	(1,135)	(2,214)
Total other comprehensive income (loss), net of tax	3,066	(4,049)	3,075
Comprehensive income	$76,199	$64,389	$73,272

See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2022	43,257	$433	$331,650	$101,656	$(35,235)	$398,504
Issuance of stock under employee stock purchase plan	279	2	10,287	—	—	10,289
Exercise of stock options	485	5	15,270	—	—	15,275
Vesting of RSUs	615	6	(6)	—	—	—
Withholding tax payments related to net issuance of RSUs	(229)	(2)	(12,375)	—	—	(12,377)
Stock-based compensation	—	—	40,529	—	—	40,529
Dividends declared	—	—	—	(31,815)	—	(31,815)
Common stock repurchases and retirements	(611)	(6)	(14,776)	(19,180)	—	(33,962)
Net income	—	—	—	70,197	—	70,197
Other comprehensive income	—	—	—	—	3,075	3,075
Balance, November 30, 2023	43,796	$438	$370,579	$120,858	$(32,160)	$459,715
Issuance of stock under employee stock purchase plan	324	3	12,330	—	—	12,333
Exercise of stock options	379	4	15,462	—	—	15,466
Vesting of RSUs	796	8	(8)	—	—	—
Withholding tax payments related to net issuance of RSUs	(292)	(3)	(17,167)	—	—	(17,170)
Stock-based compensation	—	—	46,756	—	—	46,756
Purchase of capped calls, net of tax	—	—	(32,080)	—	—	(32,080)
Dividends declared	—	—	—	(23,844)	—	(23,844)
Common stock repurchases and retirements	(1,642)	(16)	(41,714)	(45,047)	—	(86,777)
Net income	—	—	—	68,438	—	68,438
Other comprehensive loss	—	—	—	—	(4,049)	(4,049)
Balance, November 30, 2024	43,361	$434	$354,158	$120,405	$(36,209)	$438,788
Issuance of stock under employee stock purchase plan	324	3	13,769	—	—	13,772
Exercise of stock options	185	2	5,160	—	—	5,162
Vesting of RSUs	822	8	(8)	—	—	—
Withholding tax payments related to net issuance of RSUs	(293)	(3)	(15,181)	—	—	(15,184)
Stock-based compensation	—	—	64,768	—	—	64,768
Common stock repurchases and retirements	(2,063)	(21)	(38,970)	(66,165)	—	(105,156)
Net income	—	—	—	73,133	—	73,133
Other comprehensive income	—	—	—	—	3,066	3,066
Balance, November 30, 2025	42,336	$423	$383,696	$127,373	$(33,143)	$478,349
See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Consolidated Statements of Cash Flows

	Fiscal Year Ended
(in thousands)	November 30, 2025	November 30, 2024	November 30, 2023
Cash flows from operating activities:
Net income	$73,133	$68,438	$70,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,232	6,426	6,345
Amortization of acquired intangibles and other	145,492	96,618	96,802
Amortization of debt discount and issuance costs	5,831	3,525	2,147
Stock-based compensation	64,768	46,756	40,529
Non-cash lease expense	11,181	11,723	9,393
Deferred income taxes	(23,429)	(7,750)	(28,641)
Credit losses and other sales allowances	4,519	544	488
Changes in operating assets and liabilities:
Accounts receivable	(46,570)	(45,880)	12,119
Other assets	(9,875)	(2,897)	(1,579)
Inventories	—	—	2,489
Accounts payable and accrued liabilities	(798)	28,922	(1,242)
Lease liabilities	(12,006)	(11,556)	(10,472)
Income taxes payable	3,165	442	(553)
Deferred revenue	13,544	16,183	(24,102)
Net cash flows from operating activities	235,187	211,494	173,920
Cash flows used in investing activities:
Purchases of investments	—	—	(15,262)
Sales and maturities of investments	—	—	15,700
Purchases of property and equipment	(5,702)	(5,206)	(5,570)
Payments for acquisitions, net of cash acquired	(21,217)	(852,702)	(355,250)
Net cash flows used in investing activities	(26,919)	(857,908)	(360,382)
Cash flows (used in) from financing activities:
Proceeds from equity plans	18,968	27,761	25,956
Payments for taxes related to net share settlements of equity awards	(15,184)	(17,170)	(12,377)
Repurchases of common stock	(105,156)	(86,777)	(33,962)
Proceeds from issuance of convertible senior notes, net of issuance costs of $11,200	—	438,750	—
Purchase of capped calls	—	(42,210)	—
Dividend equivalent and dividend payments to stockholders	(786)	(31,460)	(31,554)
Proceeds from the issuance of debt	—	730,000	195,000
Repayment of revolving line of credit	(130,000)	(110,000)	(85,000)
Principal payment on term loan	—	(261,250)	(6,875)
Payment of credit facility debt issuance costs	(6,211)	(6,821)	—
Net cash flows (used in) from financing activities	(238,369)	640,823	51,188
Effect of exchange rate changes on cash	6,831	(3,290)	5,955
Net decrease in cash and cash equivalents	(23,270)	(8,881)	(129,319)
Cash and cash equivalents, beginning of year	118,077	126,958	256,277
Cash and cash equivalents, end of year	$94,807	$118,077	$126,958

Supplemental disclosure:
Cash paid for income taxes, net of refunds of $2,509, $2,881, and $965 in 2025, 2024, and 2023, respectively	$34,353	$32,386	$39,771
Cash paid for interest	$63,524	$21,771	$23,867
Non-cash investing and financing activities:
Dividends declared and unpaid	$—	$—	$8,376
Contingent consideration payable in Nuclia acquisition	$1,080	$—	$—

See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Notes to Consolidated Financial Statements

Note 1: Nature of Business and Summary of Significant Accounting Policies

The Company

Progress provides software products that enable our customers to develop, deploy, and manage responsible AI-powered applications and digital experiences.

Many of our products are sold as perpetual licenses, but certain products use term licensing models and our cloud-based offerings are marketed as Software-as-a-Service ("SaaS") offerings. In 2024, we acquired ShareFile and in 2025 we acquired Nuclia, each of which is a SaaS offering.

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

Foreign Currency Translation

The functional currency of most of our foreign subsidiaries is the local currency in which the subsidiary operates. For foreign operations where the local currency is considered to be the functional currency, we translate assets and liabilities into U.S. Dollars at the exchange rate on the balance sheet date. We translate income and expense items at average rates of exchange prevailing during each period. We accumulate translation adjustments in accumulated other comprehensive loss, a component of stockholders' equity.

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

Cash Equivalents

Cash equivalents include short-term, highly liquid investments purchased with remaining maturities of three months or less. As of November 30, 2025 and 2024, all of our cash equivalents were invested in money market funds.

Allowances for Doubtful Accounts and Sales Credit Memos

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. We establish this allowance using estimates that we make based on factors such as the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, changes to customer creditworthiness, and current economic trends.

We also record an allowance for estimates of potential sales credit memos. This allowance is determined based on an analysis of historical credit memos issued and current economic trends, and is recorded as a reduction of revenue.

A summary of activity in the allowance for doubtful accounts is as follows:

(in thousands)	November 30, 2025	November 30, 2024	November 30, 2023
Beginning balance	$454	$678	$740
Charge to costs and expenses	1,561	420	435
Write-offs and other	(644)	(638)	(499)
Translation adjustments	3	(6)	2
Ending balance	$1,374	$454	$678

Concentrations of Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, derivative instruments, and trade receivables. We hold our cash and cash equivalents and derivative instrument contracts with high quality financial institutions and we monitor the credit ratings of those institutions. We perform ongoing credit evaluations of our customers, and the risk with respect to trade receivables is further mitigated by the diversity, both by geography and by industry, of the customer base. No single customer represented more than 10% of consolidated accounts receivable or revenue in the years presented.

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
•Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit spreads, foreign exchange rates, and forward and spot prices for currencies. Our Level 2 derivative assets and liabilities include certain over-the-counter forward contracts. In addition, our disclosures related to the fair value of our 2026 Notes and 2030 Notes (together referred to as "the Notes") are Level 2 measurements.
•Level 3 – inputs are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. Our disclosures related to the fair value of the contingent consideration payable from the Nuclia acquisition are Level 3 measurements.

When developing fair value estimates, we maximize the use of observable inputs and minimize the use of unobservable inputs. When available, we use quoted market prices to measure fair value. The valuation technique used to measure fair value for our Level 1 and Level 2 assets is a market approach, using prices and other relevant information generated by market transactions involving identical or comparable assets. If market prices are not available, the fair value measurement is based on models that use primarily market-based parameters including yield curves, volatilities, credit ratings, and currency rates. In certain cases, where market rate assumptions are not available, we are required to make judgments about assumptions market participants would use to estimate the fair value of a financial instrument.

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

We enter into certain derivative instruments that are not designated as hedges. Although these derivatives are not designated as hedges, we believe that such instruments are closely correlated with the underlying exposure, thus managing the associated risk. The gains or losses from changes in the fair value of such derivative instruments that are not accounted for as hedges are recognized in earnings in foreign currency loss, net in the consolidated statements of operations. The realized and unrealized gains and losses from our forward contracts were not significant in the periods presented.

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

Software Development Costs

Internal and external costs incurred in the preliminary project stage of internal-use software development and content are expensed as incurred. Internal costs that cannot be reasonably separated between maintenance and relatively minor upgrades and enhancements are also expensed as incurred. The direct costs associated with computer software developed or purchased for internal use incurred during the application development stage have not been significant in the periods presented.

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

Comprehensive Income

The components of comprehensive income include, in addition to net income, foreign currency translation adjustments and unrealized gains (losses) on investments and hedging activity.

Accumulated other comprehensive loss by components, net of tax:

(in thousands)	Foreign Currency Translation Adjustment	Unrealized Losses on Investments	Unrealized Gains (Losses) on Hedging Activity	Total
Balance, December 1, 2023	$(33,234)	$(61)	$1,135	$(32,160)
Other comprehensive loss	(2,914)	—	(689)	(3,603)
Amounts reclassified into net income	(61)	61	(446)	(446)
Balance, November 30, 2024	$(36,209)	$—	$—	$(36,209)
Other comprehensive income	3,066	—	—	3,066
Balance, November 30, 2025	$(33,143)	$—	$—	$(33,143)

Revenue Recognition

Revenue Policy

We derive our revenue primarily from software licenses and maintenance, SaaS, and professional services. Our license arrangements generally contain multiple performance obligations, including software maintenance services. Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. When an arrangement contains multiple performance obligations, we account for individual performance obligations separately if they are distinct. We recognize revenue through the application of the following steps: (i) identification of the contract(s) with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to performance obligations in the contract; and (v) recognition of revenue when or as we satisfy the performance obligations. Sales taxes collected from customers and remitted to government authorities are excluded from revenue and we do not license our software with a right of return.

Software Licenses

Software licenses are on-premise and fully functional when made available to the customer. As the customer can use and benefit from the license on its own, on-premise software licenses represent distinct performance obligations. Revenue is recognized upfront at the point in time when control is transferred, which is defined as the point in time when the client can use and benefit from the license. Our licenses are sold as perpetual or term licenses, and the arrangements typically contain various combinations of maintenance and services, which are generally accounted for as separate performance obligations. For certain products, we use the residual approach to allocate the transaction price to our software license performance obligations because, due to the pricing of our licenses being highly variable, we do not have an observable SSP for licenses. As required, we evaluate the residual approach estimate compared to all available observable data in order to conclude the estimate is representative of its SSP.

Perpetual licenses are generally invoiced upon execution of the contract and payable within thirty days. Term licenses are generally invoiced in advance on an annual basis over the term of the arrangement, which is typically one to three years. Any difference between the revenue recognized and the amount invoiced to the customer is recognized on our consolidated balance sheets as unbilled receivables until the customer is invoiced, at which point the amount is reclassified to accounts receivable.

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

SaaS

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

Professional Services

Professional services revenue primarily includes consulting and customer education services. In general, professional services are distinct performance obligations. Professional services revenue is generally recognized as the services are delivered to the customer. We apply the practical expedient of recognizing revenue upon invoicing for time and materials-based arrangements as the invoiced amount corresponds to the value of the services provided. The SSP of professional services is based upon observable prices in similar transactions using the hourly rates sold in stand-alone services transactions. Professional services are either sold on a time and materials basis or prepaid upfront.

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

Advertising Costs

Advertising costs are expensed as incurred and were insignificant in the periods presented.

Warranty Costs

We make periodic provisions for expected warranty costs. Historically, warranty costs have been insignificant.

Litigation and Loss Contingencies

We recognize losses for various claims, legal proceedings, and investigations when we believe the potential losses are probable and reasonably estimable. Legal fees and other defense costs are recognized as incurred, and insurance recoveries are recognized when collection is probable.

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

Acquisition-Related Costs

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs primarily consist of professional services fees, including third-party legal and valuation-related fees, as well as retention fees and earn-out payments treated as compensation expense. We incurred $5.3 million, $17.1 million, and $4.7 million of acquisition-related costs, which are included in acquisition-related expenses in our consolidated statement of operations for the fiscal years ended November 30, 2025, 2024, and 2023, respectively.

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

We recognize and measure uncertain tax positions taken or expected to be taken in a tax return utilizing a two-step approach. We first determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. We then measure the tax benefit as the largest amount that is more likely than not to be realized upon ultimate settlement. We recognize interest and penalties related to uncertain tax positions in our provision for income taxes on our consolidated statements of operations.

Leases

Operating leases are included in right-of-use ("ROU") lease assets and operating lease liabilities in our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the remaining lease payments over the lease term. When a lease does not provide an implicit rate, we use our incremental borrowing rate in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are generally accounted for separately. We have made an accounting policy election not to recognize ROU assets and lease liabilities that arise from short-term leases for facilities and equipment. Instead, we recognize the lease payments in the consolidated statements of operations on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. ASU 2023-07 did not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. Under ASU 2023-07, public entities with a single reportable segment must apply all of ASU 2023-07's disclosure requirements and the existing segment disclosure and reconciliation requirements in ASC 280 – Segment Reporting on an annual and interim basis. We implemented ASU 2023-07 with retrospective application in the 2025 annual financial statements and have included the additional disclosures in Note 16, Segment Information and Geographic Information.

Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 is intended to improve the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for us beginning with the annual period ending November 30, 2026, allowing for adoption on a prospective basis or a retrospective option. The adoption of this standard only impacts disclosures and is not expected to have a material impact on our consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date ("ASU 2025-01"). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for us for our annual reporting for fiscal 2028 and for interim period reporting beginning in fiscal 2029 on a prospective basis. Both early adoption and retrospective application are permitted. We are currently evaluating the impact that the adoption of these standards will have on our consolidated financial statements and disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"), which modernizes the accounting for internal-use software. ASU 2025-06 removes all references to software development stages and requires capitalization of software costs when management has committed to the software project and it is probable the software will be completed and perform its intended use. ASU 2025-06 will be effective for us in our first quarter of 2029, and may be adopted on a prospective basis, full retrospective basis, or modified prospective basis with a cumulative-effect adjustment through retained earnings. Early adoption is permitted. We are currently evaluating the timing, method of adoption, and impact of ASU 2025-06 on our consolidated financial statements and disclosures.

Note 2: Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at November 30, 2025:

		Fair Value Measurements Using
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$779	$779	$—	$—
Liabilities
Foreign exchange derivatives	$(95)	$—	$(95)	$—
Contingent consideration	$(1,080)	$—	$—	$(1,080)

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at November 30, 2024:

		Fair Value Measurements Using
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$1,823	$1,823	$—	$—
Liabilities
Foreign exchange derivatives	$(624)	$—	$(624)	$—

For financial assets and liabilities that utilize Level 1 and Level 2 inputs, we utilize both direct and indirect observable price quotes, including price quotes and foreign exchange forward prices. Money market funds are measured at fair value using the quoted market prices in active markets at the reporting date. Foreign exchange derivative contracts are valued using quoted forward foreign exchange prices at the reporting date.

We classified contingent consideration related to the Nuclia acquisition, which occurred in the third fiscal quarter of 2025, within Level 3 of the fair value hierarchy because the fair value is derived using significant unobservable inputs. We utilized the Monte Carlo simulation method to estimate the fair value of the contingent liability as of the reporting date. The fair value of the contingent consideration is primarily dependent on the revenue of the acquired business in fiscal 2026, will be remeasured each reporting period, and any required adjustment will be recorded to acquisition-related expenses in our consolidated statement of operations. See Note 5, Business Combinations for additional details.

The following table reflects the activity for our contingent consideration obligation measured at fair value using Level 3 inputs for the fiscal year ended November 30, 2025:

(in thousands)
Balance, December 1, 2024	$—
Acquisition date fair value of contingent consideration	(1,080)
Balance, November 30, 2025	$(1,080)

There were no transfers between levels of the fair value measurement hierarchy during the fiscal years ended November 30, 2025 and 2024.

Assets and Liabilities Not Carried at Fair Value

Fair Value of the Convertible Senior Notes

The following table details the fair value and carrying value of the Notes:

	November 30, 2025		November 30, 2024
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible senior notes due 2026(1)	$359,163	$357,300	$356,946	$449,094
Convertible senior notes due 2030(2)	441,186	452,295	439,321	550,827
Total	$800,349	$809,595	$796,267	$999,921
(1) The carrying value of the convertible senior notes due 2026 (the "2026 Notes"), is reflected net of $0.8 million and $3.1 million of unamortized debt issuance costs as of November 30, 2025 and 2024, respectively.
(2) The carrying value of the convertible senior notes due 2030 (the "2030 Notes"), is reflected net of $8.8 million and $10.7 million of unamortized debt issuance costs as of November 30, 2025 and 2024, respectively.

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

Borrowings under our revolving credit facility are recorded at carrying value, which approximates fair value due to the short maturity and frequent nature of such borrowings and repayments. The Company considers this a Level 2 input.

Note 3: Property and Equipment

Property and equipment consists of the following:

(in thousands)	November 30, 2025	November 30, 2024
Computer equipment and software	$48,469	$45,451
Buildings and leasehold improvements	9,407	9,197
Furniture and fixtures	2,758	3,453
Capitalized software development costs	276	276
Property and equipment, gross	60,910	58,377
Less accumulated depreciation and amortization	(47,216)	(44,631)
Property and equipment, net	$13,694	$13,746

Depreciation and amortization expense related to property and equipment was $6.2 million, $6.4 million, and $6.3 million for the years ended November 30, 2025, 2024, and 2023, respectively.

Note 4: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes:

	November 30, 2025			November 30, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$403,375	$(251,491)	$151,884	$399,000	$(210,264)	$188,736
Customer-related	777,930	(377,368)	400,562	777,608	(282,384)	495,224
Trademarks and trade names	77,111	(45,529)	31,582	77,111	(37,500)	39,611
Total	$1,258,416	$(674,388)	$584,028	$1,253,719	$(530,148)	$723,571

We amortize intangible assets assuming no expected residual value. Amortization expense related to these intangible assets was $145.5 million, $94.5 million, and $96.6 million in fiscal years 2025, 2024, and 2023, respectively.

Future amortization expense for intangible assets as of November 30, 2025 is as follows:

(in thousands)
2026	$137,265
2027	112,166
2028	100,582
2029	100,582
2030	72,580
Thereafter	60,853
Total	$584,028

Goodwill

Changes in the carrying amount of goodwill for fiscal years 2025 and 2024 are as follows:

(in thousands)	November 30, 2025	November 30, 2024
Balance, beginning of year	$1,292,177	$832,101
Additions from business combinations(1)	15,397	459,459
Measurement period adjustments(2) and other	1,480	700
Translation adjustments	—	(83)
Balance, end of year	$1,309,054	$1,292,177
(1) The additions to goodwill during fiscal years 2025 and 2024 are related to the acquisitions of Nuclia and ShareFile, respectively. Refer to Note 5, Business Combinations for further information.
(2) Represents measurement period adjustments related to ShareFile during fiscal year 2025 and MarkLogic during fiscal year 2024. Refer to Note 5, Business Combinations for further information.

We performed a quantitative assessment as of October 31, 2025 and concluded that there was no impairment of goodwill during fiscal year 2025. We did not recognize goodwill impairment charges during any of the years presented.

Note 5: Business Combinations

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

We are required to pay contingent earn-out consideration of up to $5.0 million to former Nuclia shareholders, based on the achievement of certain revenue targets during fiscal year 2026. The fair value of the contingent consideration was determined to be $1.1 million as of the acquisition date.

We have not disclosed the amount of revenues and earnings of Nuclia since acquisition, nor pro forma financial information, as those amounts are not significant to our consolidated financial statements.

ShareFile Acquisition

On October 31, 2024, we completed the acquisition of ShareFile from Cloud Software Group, Inc. and its subsidiaries for an aggregate purchase price of $875.0 million in cash, subject to a $25.0 million working capital credit and certain customary adjustments, including $1.2 million paid in fiscal 2025. We funded the acquisition through $730.0 million in borrowings under our existing revolving credit facility and cash on hand.

The acquisition consideration for ShareFile has been allocated to ShareFile's assets and assumed liabilities based on estimated fair values. The excess of total consideration over the assets and assumed liabilities was recorded to goodwill.

During fiscal year 2025, the measurement period adjustments were completed, which resulted in a $1.5 million increase in goodwill, primarily related to customer relationships and net working capital adjustments. The purchase price allocation is now complete.

The allocation of the purchase price is as follows:

(in thousands)	Purchase Price Allocation	Life
Net working capital	$2,048
Property, plant and equipment	54
Purchased technology	119,000	7 years
Trade name	27,000	7 years
Customer relationships	318,000	7 years
Deferred taxes	23,078
Deferred revenue	(96,255)
Goodwill	460,972
Net assets acquired	$853,897

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

We recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. We believe that the investment value of the future enhancement of our product and solution offerings created as a result of this acquisition has principally contributed to a purchase price that resulted in the recognition of $461.0 million of goodwill, of which a portion is deductible for tax purposes.

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) and certain acquisition restructuring and related charges are not included as a component of consideration transferred but are required to be expensed as incurred. During the fiscal years ended November 30, 2025, and 2024, we incurred approximately $3.8 million and $15.6 million, respectively, of acquisition-related costs, which are included in acquisition-related expenses on our consolidated statement of operations.

The amount of revenue of ShareFile included in our consolidated statements of operations during the fiscal years ended November 30, 2025 and 2024, was approximately $261.6 million and $21.1 million, respectively. We determined that disclosing the amount of ShareFile related earnings included in the consolidated statement of operations is impracticable, as the operations of ShareFile were integrated into the operations of the Company from the date of acquisition.

In connection and concurrent with the ShareFile acquisition, we entered into a Transition Services Agreement ("TSA") with Cloud Software Group, Inc. for a period of six months from the date of acquisition, with the option to extend the TSA beyond this period for certain services. The TSA was terminated during the second quarter of fiscal year 2025 and expenses related to the TSA were not significant during the fiscal years ended November 30, 2025 and 2024.

Unaudited Pro Forma Information

The following unaudited pro forma financial information presents the combined results of operations of Progress and ShareFile as if the acquisition had occurred on December 1, 2022, after giving effect to certain pro forma adjustments. The pro forma adjustments reflected herein include only those adjustments that are directly attributable to the ShareFile acquisition and factually supportable. These pro forma adjustments include: (i) a net increase in amortization expense to record amortization expense relating to the $464.0 million of acquired identifiable intangible assets, (ii) an increase in interest expense to record interest for the periods presented as a result of drawing down our revolving line of credit in connection with the acquisition, (iii) an increase in acquisition-related expenses in connection with the acquisition that were not included in the purchase price, (iv) additional expense related to the TSA entered into between Progress and Cloud Software Group, Inc., and (v) the income tax effect of the adjustments made at the statutory tax rate of 24.0%.

The unaudited pro forma financial information does not reflect any adjustments for anticipated expense savings resulting from the acquisition and is not necessarily indicative of the operating results that would have actually occurred had the transaction been consummated on December 1, 2022.

(in thousands, except per share data)	Pro Forma Fiscal Year Ended November 30, 2024	Pro Forma Fiscal Year Ended November 30, 2023
Revenue	$978,757	$907,010
Net income	$35,678	$2,457
Net income per basic share	$0.82	$0.06
Net income per diluted share	$0.80	$0.06

MarkLogic Acquisition

On February 7, 2023, we completed the acquisition of the parent company of MarkLogic Corporation ("MarkLogic"), for a base purchase price of $355.0 million, subject to certain customary adjustments, in cash.

The acquisition consideration for MarkLogic has been allocated to MarkLogic's tangible assets, identifiable intangible assets and assumed liabilities based on their estimated fair values. The excess of total consideration over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill.

We recorded measurement period adjustments based on our valuation and purchase price allocation procedures. The measurement period adjustments were completed during the first fiscal quarter of 2024.

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

Unaudited Pro Forma Information

The following unaudited pro forma financial information presents the combined results of operations of Progress and MarkLogic as if the acquisition had occurred on December 1, 2021, after giving effect to certain pro forma adjustments. The pro forma adjustments reflected herein include only those adjustments that are directly attributable to the MarkLogic acquisition and factually supportable. These pro forma adjustments include: (i) a net increase in amortization expense to record amortization expense relating to the $232.1 million of acquired identifiable intangible assets, (ii) an increase in interest expense to record interest for the period presented as a result of drawing down our revolving line of credit in connection with the acquisition, and (iii) the income tax effect of the adjustments made at the statutory tax rate of the U.S. (approximately 24.5%).

The unaudited pro forma financial information does not reflect any adjustments for anticipated expense savings resulting from the acquisition and is not necessarily indicative of the operating results that would have actually occurred had the transaction been consummated on December 1, 2021.

(in thousands, except per share data)	Pro Forma Fiscal Year Ended November 30, 2023
Revenue	$733,289
Net income	$79,411
Net income per basic share	$1.83
Net income per diluted share	$1.78

Note 6: Debt

As of November 30, 2025 and 2024, we had the following debt obligations:

(in thousands)	November 30, 2025	November 30, 2024
Current portion of long-term debt:
1.0% convertible senior notes due 2026	$360,000	$—
Unamortized discount and issuance costs for the Notes	(837)	—
Total current portion of long-term debt	359,163	—
Long-term debt:
1.0% convertible senior notes due 2026	—	360,000
3.5% convertible senior notes due 2030	450,000	450,000
Revolving credit facility(1)	600,000	730,000
Total face value of long-term debt	1,050,000	1,540,000
Unamortized discount and issuance costs for the Notes	(8,814)	(13,733)
Total long-term debt	1,041,186	1,526,267
Total debt	$1,400,349	$1,526,267
(1) Unamortized debt issuance costs related to the revolving credit facility of $10.4 million and $6.0 million are included in other assets on the consolidated balance sheets as of November 30, 2025 and 2024, respectively.

Notes Payable

In March 2024, we issued, in a private placement, convertible senior notes with an aggregate principal amount of $450 million, due March 1, 2030, unless earlier repurchased, redeemed, or converted. In April 2021, we issued, in a private placement, convertible senior notes with an aggregate principal amount of $360.0 million, due April 15, 2026, unless earlier repurchased, redeemed, or converted. There are no required principal payments prior to the maturity of the Notes. During the fiscal year ending November 30, 2025, we reclassified the 2026 Notes from long-term debt to current liabilities.

Further details of the Notes are as follows:

Issuance	Maturity Date	Interest Rate	Effective Interest Rate	Semi-Annual Interest Payment Dates	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price per share of common stock
2030 Notes	March 1, 2030	3.50%	4.00%	March 1 and September 1	14.7622	$67.74
2026 Notes	April 15, 2026	1.00%	1.63%	April 15 and October 15	17.4525	$57.30

Conversion Rights

Before November 1, 2029 and January 15, 2026, Noteholders may convert their 2030 Notes and 2026 Notes, respectively, in the following circumstances:

•During any fiscal quarter commencing after the fiscal quarter ending on May 31, 2024 in the case of the 2030 Notes and May 31, 2021 in the case of the 2026 Notes, if the last reported sale price per share of the Company's common stock exceeds 130% of the conversion price for each of at least twenty trading days (whether or not consecutive) during the thirty consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter; or
•During the five consecutive business days immediately after any ten consecutive trading day period (the "Measurement Period"), if the trading price per $1,000 principal amount of the applicable Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of Company's common stock on such trading day and the conversion rate on such trading day; or
•Upon the occurrence of distributions on the Company's common stock, which distribution per share of common stock has a value exceeding 10% of the last reported sale price per share on the trading day immediately before the date such distribution is announced; or
•Upon the occurrence of certain corporate events or if the Company calls such applicable Notes for redemption, then the Noteholder of any applicable Note may convert such Note.

From and after November 1, 2029 and January 15, 2026, Noteholders may convert their 2030 Notes and 2026 Notes, respectively, at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will satisfy its conversion obligations by paying cash up to the aggregate principal amount of the Notes to be converted, by issuing shares of its common stock or a combination of cash and shares of its common stock, at its election. The conversion rate will be adjusted upon the occurrence of certain events, including spin-offs, tender offers, exchange offers, make-whole fundamental change, and certain stockholder distributions.

Repurchase Rights

On or after March 5, 2027, and on or before the 60th scheduled trading day immediately before the maturity date, the Company may redeem for cash all or part of the 2030 Notes. On or after April 20, 2024, and on or before the 50th scheduled trading day immediately before the maturity date, the Company may redeem for cash all or part of the 2026 Notes. These redemptions are subject to the partial redemption limitation, at a repurchase price equal to the principal amount, plus accrued and unpaid interest, if the last reported sale price per share of the Company's common stock exceeded 130% of the conversion price on (1) each of at least twenty trading days (whether or not consecutive) during any thirty consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides a redemption notice and (2) the trading day immediately before the date the Company sends such notice. Pursuant to the partial redemption limitation, the Company may not elect to redeem less than all of the outstanding 2030 Notes or 2026 Notes unless at least $100.0 million aggregate principal amount of the 2030 Notes or 2026 Notes, respectively, are outstanding and not subject to redemption as of the time it sends the related redemption notice.

If certain corporate events that constitute a fundamental change (e.g., events such as business combination transactions involving the Company, shareholder approval of liquidation or dissolution of the Company, and certain de-listing events with respect to the Company's common stock) occur at any time, holders may, subject to certain exceptions, require the Company to purchase their Notes in whole or in part for cash at a price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, to, but excluding, the fundamental change repurchase date.

Accounting for the Notes

The 2030 Notes are classified within non-current liabilities on our consolidated balance sheets. During fiscal year 2025, the 2026 Notes were reclassified from non-current liabilities to current liabilities on our consolidated balance sheets. The conversion option of the Notes does not require bifurcation as an embedded derivative. Issuance costs of $12.0 million and $10.8 million were recorded as a reduction to the principal balance of the 2030 Notes and 2026 Notes, respectively, and will be amortized as interest expense using the effective interest method over the contractual term.

	Fiscal Year Ended
	November 30, 2025		November 30, 2024		November 30, 2023
(in thousands)	2030 Notes	2026 Notes	2030 Notes	2026 Notes	2026 Notes
Contractual interest expense	$15,750	$3,600	$11,813	$3,610	$3,600
Amortization of debt discount and issuance costs	1,865	2,216	1,351	2,174	2,147
	$17,615	$5,816	$13,164	$5,784	$5,747

Capped Call Transactions

On February 27, 2024, in connection with the pricing of the 2030 Notes, the Company entered into privately negotiated capped call transactions (the "2024 Capped Call Transactions"). The 2024 Capped Call Transactions cover approximately 6.6 million shares of the Company's common stock, which represent the number of shares of common stock initially underlying the 2030 Notes. The 2024 Capped Call Transactions are generally expected to reduce potential dilution to our common stock upon any conversion of the 2030 Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted 2030 Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the 2024 Capped Call Transactions was initially $92.98 per share of common stock, which represents a premium of 75% over the last reported sale price of the common stock of $53.13 per share on February 27, 2024, and is subject to certain adjustments under the terms of the 2024 Capped Call Transactions. The adjusted cap price of the 2024 Capped Call Transactions was approximately $91.57 per share of common stock at November 30, 2025. The cost of the purchased capped calls of $42.2 million was recorded as a reduction to additional paid-in-capital upon settlement in March 2024.

On April 8, 2021, in connection with the pricing of the 2026 Notes, the Company entered into privately negotiated capped call transactions (the "2021 Capped Call Transactions"). The 2021 Capped Call Transactions cover approximately 6.3 million shares of the Company's common stock, which represent the number of shares of common stock initially underlying the 2026 Notes. The 2021 Capped Call Transactions are generally expected to reduce potential dilution to our common stock upon any conversion of the 2026 Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted 2026 Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the 2021 Capped Call Transactions was initially $89.88 per share of common stock, which represents a premium of 100% over the last reported sale price of the common stock of $44.94 per share on April 8, 2021, and is subject to certain adjustments under the terms of the 2021 Capped Call Transactions. The adjusted cap price of the 2021 Capped Call Transactions was approximately $77.72 per share of common stock at November 30, 2025. The cost of the purchased capped calls of $43.1 million was recorded as a reduction to additional paid-in-capital upon settlement in April 2021.

We elected to integrate the 2021 Capped Call Transactions and the 2024 Capped Call Transactions with the applicable Notes for federal income tax purposes pursuant to applicable U.S. Treasury Regulations. Accordingly, the $43.1 million gross cost of the purchased 2021 Capped Call Transactions and the $42.2 million gross cost of the purchased 2024 Capped Call Transactions will be deductible for income tax purposes as original discount interest over the term of the applicable Notes.

Credit Facility

On July 21, 2025, the Company entered into an amended and restated credit agreement (the "Credit Agreement") with certain lenders, which provides for a $1.5 billion secured revolving credit facility (the "Credit Facility"). The Credit Facility has sublimits for swing line loans up to $25.0 million and for the issuance of standby letters of credit in a face amount up to $25.0 million.

The amount outstanding under our prior secured credit facility is now outstanding under the Credit Facility.

Interest rates for the Credit Facility are determined by reference to a Term Benchmark Rate or a base rate at our option and range from 1.25% to 2.50% above the Term Benchmark Rate for Term Benchmark-based borrowings or from 0.25% to 1.50% above the defined base rate for base rate borrowings, in each case based upon our consolidated total net leverage ratio. During fiscal year 2025, we repaid $130.0 million on the Credit Facility. The interest rate as of November 30, 2025 was 5.92%.

The Credit Facility matures on the earlier of (i) July 21, 2030, and (ii) the date that is 91 days prior to the maturity date of our 2030 Notes subject to certain conditions as set forth in the Credit Agreement, including the repayment of the 2030 Notes, the refinancing of the 2030 Notes including a maturity date that is on or after October 21, 2030, and compliance with a liquidity test when all amounts outstanding will be due and payable in full. Revolving loans may be borrowed, repaid, and reborrowed until the maturity date, at which time all amounts outstanding must be repaid. Accrued interest on the loans is payable quarterly in arrears. As of November 30, 2025, there was $600.0 million outstanding under the revolving credit facility and $2.1 million of letters of credit.

Costs incurred to obtain the Credit Agreement of $6.2 million, along with $5.2 million of unamortized debt issuance costs related to the previous credit agreement, were recorded as debt issuance costs and will be amortized over the term of the debt agreement.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, grant liens, make investments, make acquisitions, incur indebtedness, merge or consolidate, dispose of assets, pay dividends or make distributions, repurchase stock, change the nature of the business, enter into certain transactions with affiliates, and enter into burdensome agreements, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a consolidated interest charge coverage ratio and a consolidated senior secured net leverage ratio.

Note 7: Leases

The Company has operating leases for facilities, vehicles, and equipment under various non-cancelable lease agreements. The Company's leases have remaining lease terms ranging from 1 year to 12 years. The Company's lease terms may include options to extend or terminate the lease. The Company considers several economic factors when making the determination as to whether the Company will exercise options to extend or terminate the lease, including but not limited to, the significance of leasehold improvements incurred in the office space, the difficulty in replacing the asset, underlying contractual obligations, or specific characteristics unique to a particular lease. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Consideration in the contract is comprised of any fixed payments and variable payments that depend on an index or rate. Payments in the Company's operating lease arrangements primarily consist of base office rent. The Company makes variable payments on certain of its leases related to taxes, insurance, common area maintenance, and utilities, among other things. We sublease certain facilities to third parties, which have remaining lease terms of up to one year.

The components of net operating lease cost for the years ended November 30, 2025, 2024, and 2023 were as follows:

	Fiscal Year Ended
(in thousands)	November 30, 2025	November 30, 2024	November 30, 2023
Lease costs under long-term operating leases	$8,629	$8,463	$8,935
Lease costs under short-term operating leases	1,088	156	170
Variable lease cost under short-term and long-term operating leases(1)	350	410	354
Operating lease right-of-use asset impairment	1,277	2,432	115
Sublease income	(212)	(599)	(468)
Total net operating lease cost	$11,132	$10,862	$9,106
(1) Lease costs that are not fixed at lease commencement.

The table below presents supplemental cash flow information related to leases during the years ended November 30, 2025, 2024, and 2023:

	Fiscal Year Ended
(in thousands)	November 30, 2025	November 30, 2024	November 30, 2023
Cash paid for leases	$12,006	$11,556	$10,472
Right-of-use assets recognized for new leases and amendments (non-cash)	$3,122	$19,404	$3,444

Weighted average remaining lease term in years and weighted average discount rate are as follows:

	November 30, 2025	November 30, 2024
Weighted average remaining lease term in years	4.45	4.61
Weighted average discount rate	5.7%	5.8%

Future payments under non-cancelable leases at November 30, 2025 are as follows:

(in thousands)
2026	$10,155
2027	7,170
2028	5,059
2029	4,697
2030	4,295
Thereafter	2,222
Total lease payments	33,598
Less imputed interest	(4,031)
Present value of lease liabilities	$29,567

Note 8: Commitments and Contingencies

Guarantees and Indemnification Obligations

We include standard intellectual property indemnification provisions in our licensing agreements in the ordinary course of business. Pursuant to our product license agreements, we will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with certain patent, copyright, or other intellectual property infringement claims by third parties with respect to our products. Other agreements with our customers provide indemnification for claims relating to property damage or personal injury resulting from the performance of services by us or our subcontractors. Historically, our costs to defend lawsuits or settle claims relating to such indemnity agreements have been insignificant. Accordingly, the estimated fair value of these indemnification provisions is insignificant.

Purchase Obligations

In connection with our acquisition of ShareFile, we assumed an existing agreement for cloud-based hosting services through May 2029 with a third-party provider in the ordinary course of business. The agreement requires a purchase obligation of $130.0 million throughout the term of the agreement. As of November 30, 2025, we had $76.5 million of remaining obligations under this agreement. For the twelve months ended November 30, 2025 and 2024, the total expense related to this purchase obligation was $37.3 million and $2.5 million, respectively, and is recorded in cost of maintenance and services.

Legal Proceedings

Please see Note 17, Cyber Related Matters for a discussion of legal proceedings related to the MOVEit Vulnerability.

We also are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material effect on our financial position, results of operations or cash flows.

Note 9: Stockholders' Equity

Preferred Stock

Our Board of Directors is authorized to establish one or more series of preferred stock and to fix and determine the number and conditions of preferred shares, including dividend rates, redemption and/or conversion provisions, if any, preferences, and voting rights. As of November 30, 2025, there was no preferred stock issued or outstanding.

Common Stock

We have 200,000,000 shares of authorized common stock, $0.01 par value per share, of which 42,335,700 were issued and outstanding at November 30, 2025.

There were 370,239 deferred stock units ("DSUs") outstanding at November 30, 2025. Each DSU represents one share of our common stock and all DSU grants have been made to non-employee members of our Board of Directors. DSUs do not have voting rights and can only be converted into common stock when the recipient ceases to be a member of the Board of Directors or a change in control of the Company occurs.

Common Stock Repurchases

On September 23, 2025, our Board of Directors increased the share repurchase authorization by $200.0 million to an aggregate authorization of $242.2 million. In fiscal years 2025, 2024, and 2023, we repurchased and retired 2.1 million, 1.6 million, and 0.6 million shares of our common stock for $105.0 million, $86.8 million, and $34.0 million, respectively. As of November 30, 2025, there was $202.2 million remaining under the current authorization. Excise tax was insignificant for all years presented.

Note 10: Stock-Based Compensation

We currently have one stockholder-approved stock plan from which we can issue stock-based awards, which was approved by our stockholders in fiscal year 2008 and most recently amended and approved by stockholders in May 2024 (the "2008 Plan"). The 2008 Plan permits the granting of stock awards to officers, members of the Board of Directors, employees, and consultants. Awards under the 2008 Plan may include nonqualified stock options, incentive stock options, grants of conditioned or restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals, deferred stock units, and stock appreciation rights. A total of 4,476,791 shares were available for issuance as of November 30, 2025.

We previously adopted two stock plans for which the approval of stockholders was not required: the 2002 Nonqualified Stock Plan (the "2002 Plan") and the 2004 Inducement Stock Plan (the "2004 Plan"). The 2002 Plan permits the granting of stock awards to non-executive officer employees and consultants. Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Plan. Awards under the 2002 Plan may include nonqualified stock options, grants of conditioned or restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals, and stock appreciation rights. A total of 109,013 shares were available for issuance under the 2002 Plan as of November 30, 2025. Additional shares cannot be added to the 2002 Plan without stockholder approval. During the fiscal year ended November 30, 2024, we terminated the 2004 Plan.

Under all of our plans, the awards granted generally begin to vest within one year of the grant.

A summary of stock option activity under all the plans is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, December 1, 2024	1,826	$45.89
Granted	428	52.61
Exercised	(185)	38.35
Canceled	(115)	44.52
Options outstanding, November 30, 2025	1,954	$48.45	3.8	$458
Exercisable, November 30, 2025	1,231	$45.99	2.9	$458
Vested or expected to vest, November 30, 2025	1,954	$48.45	3.8	$458

A summary of restricted stock units' activity is as follows:

(in thousands, except per share data)	Number of Shares	Weighted Average Fair Value
Restricted stock units outstanding, December 1, 2024	1,402	$54.62
Granted	1,275	53.30
Issued	(822)	52.19
Canceled	(104)	54.84
Restricted stock units outstanding, November 30, 2025	1,751	$54.79

Each restricted stock unit represents one share of common stock. The restricted stock units generally vest semi-annually over a three-year period. Performance-based restricted stock units are subject to multi-year performance criteria aligned with our business plan and are earned only to the extent the performance criteria are achieved.

The fair value of stock awards, restricted stock units, and DSUs is equal to the closing price of our common stock on the date of grant, less the present value of expected dividends when applicable.

During the first quarter of fiscal years 2025, 2024, and 2023, we granted performance-based restricted stock units that include two performance metrics under a Long-Term Incentive Plan ("LTIP") where the performance measurement period is three years. For the 2025, 2024, and 2023 plans, the vesting terms were based on the following: (i) 75% is based on achievement of a three-year cumulative operating income, and (ii) 25% is based on our level of attainment of specified total stockholder return targets relative to the percentage appreciation of a specified index of companies for the respective three-year periods. The vesting of LTIP awards is also subject to continued employment of the grantees through the performance period, except in the event of a qualifying termination. In order to estimate the fair value of such awards, we used a Monte Carlo Simulation valuation model for the market condition portion of the award and used the closing price of our common stock on the date of grant, less the present value of expected dividends when applicable, for the portion related to the performance condition.

The 1991 Employee Stock Purchase Plan was most recently amended and approved by stockholders in May 2023 ("ESPP") and permits eligible employees to purchase up to an aggregate of 11,250,000 shares of our common stock through accumulated payroll deductions. The ESPP has a 27-month offering period comprised of nine three-month purchase periods. The purchase price of the stock is equal to 85% of the lesser of the market value of such shares at the beginning of a 27-month offering period or the end of each three-month segment within such offering period. If the market price at any of the nine purchase periods is less than the market price on the first date of the 27-month offering period, subsequent to the purchase, the offering period is canceled and the employee is entered into a new 27-month offering period with the then current market price as the new base price. We issued 324,000 shares, 324,000 shares, and 279,000 shares with weighted average purchase prices of $42.54, $38.08, and $36.88 per share, respectively, in fiscal years 2025, 2024, and 2023, respectively. At November 30, 2025, approximately 459,000 shares were available and reserved for issuance under the ESPP.

We estimated the fair value of stock options and ESPP awards granted in fiscal years 2025, 2024, and 2023 on the measurement dates using the Black-Scholes option valuation model, and LTIP awards using the Monte Carlo Simulation valuation model, with the following weighted average assumptions:

	Fiscal Year Ended
	November 30, 2025	November 30, 2024	November 30, 2023
Stock options:
Expected volatility	23.7%	27.3%	30.6%
Risk-free interest rate	4.3%	4.1%	3.5%
Expected life (in years)	4.8	4.8	4.8
Expected dividend yield	—%	1.2%	1.4%
Employee stock purchase plan:
Expected volatility	25.7%	24.5%	26.9%
Risk-free interest rate	4.1%	4.7%	4.9%
Expected life (in years)	1.2	1.2	1.2
Expected dividend yield	1.1%	1.3%	1.3%
Long-term incentive plan:
Expected volatility	27.4%	26.9%	31.4%
Risk-free interest rate	4.3%	4.1%	3.8%
Expected life (in years)	2.9	2.8	2.9
Expected dividend yield	—%	—%	—%

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

Based on the above assumptions, the weighted average estimated fair value of stock options granted in fiscal years 2025, 2024, and 2023 was $15.22, $15.79, and $14.40 per share, respectively. We amortize the estimated fair value of stock options to expense over the vesting period using the straight-line method. The weighted average estimated fair value for shares issued under our ESPP in fiscal years 2025, 2024, and 2023 was $15.03, $13.11, and $13.56 per share, respectively. We amortize the estimated fair value of shares issued under the ESPP to expense over the vesting period using a graded vesting model.

Total unrecognized stock-based compensation expense, net of expected forfeitures, related to unvested stock options and unvested restricted stock awards amounted to $78.6 million at November 30, 2025. These costs are expected to be recognized over a weighted average period of 2 years.

The following additional activity occurred under our plans:

	Fiscal Year Ended
(in thousands)	November 30, 2025	November 30, 2024	November 30, 2023
Total intrinsic value of stock options on date exercised	$5,646	$7,471	$12,171
Total fair value of deferred stock units on date vested	$1,531	$1,600	$2,260
Total fair value of restricted stock units on date vested	$42,261	$47,145	$33,402

The following table provides the classification of stock-based compensation as reflected in our consolidated statements of operations:

	Fiscal Year Ended
(in thousands)	November 30, 2025	November 30, 2024	November 30, 2023
Cost of maintenance, SaaS, and professional services	$5,818	$3,540	$2,976
Sales and marketing	13,277	8,964	6,797
Product development	19,410	13,551	12,214
General and administrative	26,263	20,701	18,542
Total stock-based compensation	$64,768	$46,756	$40,529
Income tax benefit included in the provision for income taxes	$11,155	$10,091	$9,355

Note 11: Retirement Plan

We maintain a retirement plan covering all U.S. employees under Section 401(k) of the Internal Revenue Code. Company contributions to the plan are at the discretion of the Board of Directors and totaled approximately $5.2 million, $4.0 million, and $3.8 million for fiscal years 2025, 2024, and 2023, respectively.

Note 12: Revenue Recognition

Timing of Revenue Recognition

Our revenues are derived from licensing our products, and from related services, which consist of maintenance, SaaS, and professional services. Information relating to revenue from external customers by revenue type is as follows:

	Fiscal Year Ended
(in thousands)	November 30, 2025	November 30, 2024	November 30, 2023
Performance obligations transferred at a point in time:
Software licenses	$237,887	$249,331	$220,789
Performance obligations transferred over time:
Maintenance	410,174	410,556	401,501
SaaS	287,928	44,564	20,693
Professional services	41,842	48,958	51,456
Total revenue	$977,831	$753,409	$694,439

Geographic Revenue

In the following table, revenue attributed to the United States includes sales to customers in the U.S. and sales to certain multinational organizations. Revenue from Canada, EMEA, Latin America, and the Asia Pacific region includes sales to customers in each region plus sales from the U.S. to distributors in these regions. Information relating to revenue from external customers from different geographical areas is as follows:

	Fiscal Year Ended
(in thousands)	November 30, 2025	November 30, 2024	November 30, 2023
United States	$595,336	$421,890	$380,672
Canada	28,430	25,105	30,998
EMEA	280,908	245,287	222,862
Latin America	21,667	20,305	21,112
Asia Pacific	51,490	40,822	38,795
Total revenue	$977,831	$753,409	$694,439

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

As of November 30, 2025, billing of our non-current unbilled receivables is expected to occur as follows:

(in thousands)
2027	$18,172
2028	6,868
2029	4,910
Total	$29,950

Contract assets arise when revenue is recognized in excess of billings and the right to the amount due from customers is conditioned on something other than the passage of time, such as the completion of a related performance obligation. We did not have any net contract assets as of November 30, 2025 or 2024.

Deferred Revenue

Deferred revenue is recorded when revenue is recognized subsequent to customer invoicing. Deferred revenue expected to be recognized as revenue more than one year subsequent to the balance sheet date is included in long-term liabilities on the consolidated balance sheets. Our deferred revenue balance is primarily made up of deferred maintenance and deferred revenue related to our SaaS offerings.

As of November 30, 2025, the changes in deferred revenue were as follows:

(in thousands)
Balance, December 1, 2023	$295,036
Billings and other	766,626
Acquired from business combinations	96,159
Revenue recognized that was deferred in prior periods	(270,965)
Revenue recognized from current period arrangements	(482,444)
Balance, November 30, 2024	$404,412
Billings and other	998,498
Revenue recognized that was deferred in prior periods	(372,029)
Revenue recognized from current period arrangements	(605,802)
Balance, November 30, 2025	$425,079

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of November 30, 2025, transaction price allocated to remaining performance obligations was $536.3 million. We expect to recognize approximately 74% of the revenue within the next year and the remainder thereafter.

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

Certain of our sales incentive programs meet the requirements to be capitalized. Depending upon the sales incentive program and the related revenue arrangement, such capitalized costs are amortized over the longer of (i) the product life, which is generally three to five years; or (ii) the term of the related revenue contract. We determined that a three to five year product life represents the period of benefit that we receive from these incremental costs based on both qualitative and quantitative factors, which include customer contracts, industry norms, and product upgrades. Total deferred contract costs were $6.5 million, $6.7 million, and $7.6 million as of November 30, 2025, 2024, and 2023, respectively, and are included in other current assets and other assets on our consolidated balance sheets. Amortization of deferred contract costs is included in sales and marketing expense on our consolidated statement of operations and was minimal in all periods presented.

Note 13: Restructuring

The following table provides a summary of activity for all of the restructuring actions, with material actions detailed further below:

(in thousands)	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2022	$3,870	$30	$3,900
Costs incurred	1,117	7,290	8,407
Cash disbursements	(1,690)	(5,413)	(7,103)
Translation adjustments and other	—	(17)	(17)
Balance, November 30, 2023	$3,297	$1,890	$5,187
Costs incurred	3,810	6,644	10,454
Cash disbursements	(2,768)	(2,833)	(5,601)
Translation adjustments and other	—	(6)	(6)
Balance, November 30, 2024	$4,339	$5,695	$10,034
Costs incurred	2,871	10,238	13,109
Cash disbursements and other	(4,625)	(12,679)	(17,304)
Balance, November 30, 2025	$2,585	$3,254	$5,839

Cash disbursements for expenses incurred from restructuring actions are expected to be made through fiscal year 2027. Accordingly, the balance of the restructuring reserve is included in short-term and long-term operating lease liabilities, and other accrued current liabilities on the consolidated balance sheets at November 30, 2025. We expect to incur additional expenses as part of the 2025 action during fiscal year 2026, but we do not expect these costs to be significant.

2025 Restructurings

During the fourth quarter of fiscal year 2025, we restructured our operations to optimize efficiency and sustainability, while ensuring alignment with the company's long-term financial objectives. In connection with this restructuring, we reduced our global workforce by 4%. These workforce reductions occurred within all functions and across most geographies in which we operate. Restructuring expenses are related to employee costs, including severance, health benefits, and outplacement services. For the fiscal year ended November 30, 2025, we incurred expenses of $3.8 million.

A summary of activity for this restructuring action is as follows:

(in thousands)	Employee Severance and Related Benefits	Total
Balance, December 1, 2024	$—	$—
Costs incurred	3,796	3,796
Cash disbursements and other	(955)	(955)
Balance, November 30, 2025	$2,841	$2,841

2024 Restructurings

During the fourth quarter of fiscal year 2024, we restructured our operations in connection with the acquisition of ShareFile and to streamline our organization to better align with our strategy. This restructuring resulted in a reduction in redundant positions and occurred within all functions and across most geographies in which we operate. Restructuring expenses are related to employee costs, including severance, health benefits, and outplacement services. For the fiscal years ended November 30, 2025 and 2024, we incurred expenses of $8.2 million and $5.7 million, respectively.

A summary of activity for this restructuring action is as follows:

(in thousands)	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2023	$—	$—	$—
Costs incurred	—	5,717	5,717
Cash disbursements	—	(509)	(509)
Translation adjustments and other	—	(2)	(2)
Balance, November 30, 2024	$—	$5,206	$5,206
Costs incurred	1,942	6,218	8,160
Cash disbursements and other	(1,447)	(11,010)	(12,457)
Balance, November 30, 2025	$495	$414	$909

2023 Restructurings

During the fourth quarter of fiscal year 2023, we restructured our operations to realign our business and strategic priorities. In connection with this restructuring, we reduced our global workforce by 2%. These workforce reductions occurred within all functions and across most geographies in which we operate. Restructuring expenses are related to employee costs, including severance, health benefits, and outplacement services. For the fiscal years ended November 30, 2025, 2024, and 2023, we incurred expenses of $0.1 million, $0.9 million, and $1.7 million, respectively.

During the first quarter of fiscal year 2023, we restructured our operations in connection with the acquisition of MarkLogic. This restructuring resulted in a reduction in redundant positions, primarily within administrative functions of MarkLogic. Additionally, in 2024, we terminated MarkLogic leases. For the fiscal years ended November 30, 2025, 2024, and 2023, we incurred expenses of $0.2 million, $2.9 million, and $5.7 million, respectively.

Note 14: Income Taxes

The components of income before income taxes are as follows:

	Fiscal Year Ended
(in thousands)	November 30, 2025	November 30, 2024	November 30, 2023
U.S.	$59,873	$73,746	$70,659
Foreign	21,755	20,518	8,998
Total	$81,628	$94,264	$79,657

The provision for income taxes is comprised of the following:

	Fiscal Year Ended
(in thousands)	November 30, 2025	November 30, 2024	November 30, 2023
Current:
Federal	$18,658	$23,768	$28,905
State	4,203	4,635	4,373
Foreign	9,063	5,173	4,823
Total current	31,924	33,576	38,101
Deferred
Federal	(20,079)	(7,868)	(22,763)
State	(1,758)	(163)	(1,592)
Foreign	(1,592)	281	(4,286)
Total deferred	(23,429)	(7,750)	(28,641)
Total	$8,495	$25,826	$9,460

A reconciliation of the income taxes incurred at the U.S. federal statutory rate compared to the effective tax rate is as follows:

	Fiscal Year Ended
(in thousands)	November 30, 2025	November 30, 2024	November 30, 2023
Tax at U.S. federal statutory rate	$17,142	$19,795	$16,728
Foreign rate differences	(158)	(728)	(644)
Effects of foreign operations included in U.S. federal provision	703	1,158	447
State income taxes, net	1,649	1,480	1,814
Research credits	(3,643)	(2,513)	(894)
Nondeductible stock-based compensation	4,282	2,625	2,498
Meals and entertainment	186	155	162
Compensation subject to 162(m)	1,391	1,028	928
Uncertain tax positions and tax settlements	(210)	(108)	(1,056)
Net excess tax benefit from stock-based compensation plans	(80)	(1,419)	(2,058)
Global intangible low tax inclusion	855	797	244
Foreign derived intangible deduction	(8,064)	(10,218)	(8,297)
Tax on unremitted earnings	(7,497)	13,889	—
Tax on intercompany restructuring	2,502	—	—
Other	(563)	(115)	(412)
Total	$8,495	$25,826	$9,460

The components of deferred tax assets and liabilities are as follows:

(in thousands)	November 30, 2025	November 30, 2024
Deferred tax assets:
Accounts receivable	$1,463	$163
Accrued compensation	8,455	6,919
Accrued liabilities and other	3,761	5,638
Deferred revenue	20,071	40,199
Stock-based compensation	11,923	10,138
Original issue discount	8,335	12,055
Tax credit and loss carryforwards	19,570	23,654
Interest expense carryforward	5,142	—
Operating lease liabilities	4,861	6,335
Capitalized research and development	55,780	36,006
Gross deferred tax assets	139,361	141,107
Valuation allowance	(1,458)	(1,656)
Total deferred tax assets	137,903	139,451
Deferred tax liabilities:
Goodwill	(31,024)	(27,646)
Right-of-use lease assets	(3,968)	(5,200)
Depreciation and amortization	(13,464)	(34,385)
Unremitted earnings of foreign subsidiaries	(7,932)	(13,674)
Prepaid expenses	(5,231)	(4,646)
Total deferred tax liabilities	(61,619)	(85,551)
Total	$76,284	$53,900

On July 4, 2025, the OBBBA was enacted into law, introducing significant changes to the U.S. federal income tax system. The legislation contains key modifications to the provisions of the 2017 Tax Cuts and Jobs Act and has multiple effective dates. There is no material impact to the tax provision for fiscal 2025. The majority of the legislative provisions become effective in our fiscal years 2026 and 2027.

The valuation allowance primarily applies to net operating loss carryforwards in foreign jurisdictions under conditions where realization is not more likely than not. The $0.2 million decrease in the valuation allowance during fiscal year 2025 primarily relates to the release of the valuation allowance on certain foreign losses.

At November 30, 2025, we have federal and foreign net operating loss carryforwards of $23.7 million expiring on various dates through 2035 and $27.5 million that do not expire. In addition, we have state net operating loss carryforwards of $40.0 million expiring on various dates through 2043 and $16.1 million that do not expire. At November 30, 2025, we have state tax credit carryforwards of approximately $2.0 million expiring on various dates through 2040 and $3.4 million that may be carried forward indefinitely. In addition, we have federal tax credit carryforwards of approximately $5.6 million expiring on various dates through 2039.

During the fourth quarter of 2024, we made the determination that a substantial portion of unremitted foreign earnings are no longer indefinitely reinvested. We made the decision as a direct result of changes in business needs related to the acquisition of ShareFile. As a result of the acquisition, the Company plans to utilize worldwide cash based on the needs of the parent entity. These amounts will be repatriated as needed. At November 30, 2025, we maintain a deferred tax liability of $7.9 million for the U.S. federal, state, and foreign withholding taxes expected to be imposed upon the repatriation of unremitted foreign earnings that are not considered indefinitely reinvested. There are approximately $29.6 million of unremitted foreign earnings which are deemed to be indefinitely reinvested to support the working capital requirements of our foreign subsidiaries. A determination of the deferred tax liability on this amount is not practicable due to the complexities, variables, and assumptions inherent in the hypothetical calculations.

As of November 30, 2025, the total amount of unrecognized tax benefits was $4.8 million, of which $0.9 million was recorded in other noncurrent liabilities on the consolidated balance sheet and $3.9 million as a reduction of deferred tax assets, principally related to U.S net operating loss carry-forwards and federal and state research and development tax credits.

A reconciliation of the balance of our unrecognized tax benefits is as follows:

	Fiscal Year Ended
(in thousands)	November 30, 2025	November 30, 2024	November 30, 2023
Balance, beginning of year	$5,234	$5,172	$5,276
Tax positions related to a prior period	—	416	19
Tax positions acquired	—	311	423
Settlements with tax authorities	(102)	—	(367)
Lapses due to expiration of the statute of limitations	(362)	(665)	(179)
Balance, end of year	$4,770	$5,234	$5,172

If recognized, all amounts of unrecognized tax benefits would affect the effective tax rate.

We recognize interest and penalties related to uncertain tax positions as a component of our provision for income taxes. There was a minimal amount of estimated interest and penalties recorded in the provision for income taxes in the periods presented. We have accrued $0.3 million of estimated interest and penalties for both periods ending November 30, 2025 and 2024, respectively. We do not expect any significant changes to the amount of unrecognized tax benefits in the next twelve months.

Our federal income tax returns have been examined or are closed by statute for all years prior to fiscal year 2022. Our state income tax returns have been examined or are closed by statute for all years prior to fiscal year 2021, and we are no longer subject to audit for those periods. Tax authorities for certain non-U.S. jurisdictions are also examining tax returns for various years dating back to 2016 and the Company does not expect the results of these examinations to be material to our consolidated balance sheets, cash flows, or statements of operations. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal year 2020.

Note 15: Earnings Per Share

We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding plus the effect of outstanding dilutive stock options, restricted stock units, and deferred stock units, using the treasury stock method and the effect of our convertible debt using the if-converted method. The following table sets forth the calculation of basic and diluted earnings per share:

	Fiscal Year Ended
(in thousands, except per share data)	November 30, 2025	November 30, 2024	November 30, 2023
Net income	$73,133	$68,438	$70,197
Weighted average shares outstanding	42,996	43,268	43,456
Effect of dilution from common stock equivalents	891	992	1,158
Effect of dilution from if-converted convertible notes	132	167	44
Diluted weighted average shares outstanding	44,019	44,427	44,658

Earnings per share:
Basic	$1.70	$1.58	$1.62
Diluted	$1.66	$1.54	$1.57

We excluded stock awards representing approximately 1,088,000 shares, 699,000 shares, and 297,000 shares of common stock from the calculation of diluted earnings per share in the fiscal years ended November 30, 2025, 2024, and 2023, respectively, because these awards were anti-dilutive.

The dilutive impact of the convertible debt on diluted earnings per share is measured using the if-converted method. However, because the principal amount will be settled in cash, the dilutive impact of applying the if-converted method is limited to the in-the-money portion, if any. During the fiscal years ended November 30, 2025, 2024, and 2023, we included the 2026 Notes in our diluted earnings per share calculation. During the fiscal years ended November 30, 2025 and 2024, we excluded the 2030 Notes in our diluted earnings per share calculation because the conversion feature in the 2030 Notes was out of the money.

Note 16: Segment Information and Geographic Information

Operating segments are components of an enterprise that engages in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker ("CODM") in deciding how to allocate resources and assess performance. Our CODM is our Chief Executive Officer.

We operate as one operating and reportable segment that is managed on a consolidated basis and derives substantially all of its revenue from the sale and support of one group of similar products and services, comprised of software products for the development, deployment, and management of responsible, AI-powered applications and digital experiences. The accounting policies of the Company's operating segment are the same as those described in Note 1, Nature of Business and Summary of Significant Accounting Policies. Our CODM does not receive profitability information at a lower level than consolidated results, and evaluates net income on a consolidated basis to set financial performance targets, assess performance, and make resource allocation decisions, primarily through comparison of actual results to forecasted results, year-over-year analysis, and review of historical performance trends. The measure of segment assets is reported on the Company's consolidated balance sheets as total consolidated assets.

The Company's significant expenses and other segment items are provided in the table below:

	Fiscal Year Ended
(in thousands)	November 30, 2025	November 30, 2024	November 30, 2023
Revenue	$977,831	$753,409	$694,439
Cost of revenue (1)	140,537	97,720	93,432
Sales and marketing (2)	197,736	155,606	149,279
Product development (2)	172,855	132,791	120,187
General and administrative (2)	81,952	68,817	64,615
Stock-based compensation	64,768	46,756	40,529
Amortization of intangibles	145,492	94,512	96,599
Other segment items, net (3)	101,358	88,769	59,601
Net income	$73,133	$68,438	$70,197
(1)Excludes amortization of intangibles and stock-based compensation.
(2)Excludes stock-based compensation.
(3)Includes restructuring expenses, acquisition-related expenses, cyber incident and vulnerability response expenses, net, interest expense, interest income and other, net, foreign currency loss, net, and provision for income taxes.

Geographic Information
Revenue
See Note 12, Revenue Recognition, for a disaggregation of revenue by geographic region.

Long-lived assets

Long-lived assets, comprised of our property and equipment, net, and operating lease right-of-use, net, totaled $15.9 million and $23.0 million in the U.S. and $23.6 million and $21.6 million outside of the U.S. at November 30, 2025 and 2024, respectively. No individual country outside of the U.S. accounted for more than 10% of our consolidated long-lived assets.

Note 17: Cyber Related Matters

November 2022 Cyber Incident

Following the detection of irregular activity on certain portions of our corporate network, we engaged outside cybersecurity experts and other incident response professionals to conduct a forensic investigation and assess the extent and scope of the incident. Costs for this incident were primarily related to the engagement of external cybersecurity experts and other incident response professionals. We did not incur costs related to this incident during fiscal year 2024 or 2025 and do not expect to incur additional costs as the investigation is closed. For the fiscal year ended November 30, 2023, we incurred expenses of $4.7 million, net of insurance reimbursements, related to this incident.

MOVEit Vulnerability

As previously disclosed, on the evening of May 28, 2023, we learned that our MOVEit Transfer (the on-premise version) and MOVEit Cloud (a cloud-hosted version of MOVEit Transfer) products were attacked by a threat actor who compromised and exfiltrated personal data from various customer-controlled MOVEit Transfer environments (the "MOVEit Vulnerability"). As a result of the MOVEit Vulnerability, we are party to certain class action lawsuits filed by individuals who claim to have been impacted by the exfiltration of data from the environments of our MOVEit Transfer customers, which have been centralized in multi-district litigation in the District of Massachusetts (the "MDL"). The MDL has also consolidated the insurance subrogation complaint (where an insurer is seeking recovery for expenses incurred on behalf of its insured in connection with the MOVEit Vulnerability) and, as of the date of this filing, one customer cross-claim. The MDL remains in a relatively early stage and is not expected to conclude within the next twelve months. Motions to dismiss were filed and partially granted in July 2025, then further partially granted in January 2026 in response to our motions for reconsideration. In all, the court has dismissed 20 of the 33 claims asserted by the plaintiffs in the MDL.

As previously disclosed, we have also cooperated with inquiries and investigations from various domestic and foreign governmental authorities (data privacy regulators, a U.S. federal law enforcement agency, the Federal Trade Commission, and the SEC), a number of which have been formally closed and, as of the date of this filing, have not resulted in any prosecution or enforcement actions against us. We continue to support inquiries and investigations from several state attorneys general, one of which has been formally closed without any enforcement or regulatory actions directed against us.

Our financial liability arising from the MOVEit Vulnerability will depend on many factors, including the progression of the MDL and additional litigation or indemnification claims, and any settlements resulting from remaining or additional governmental or regulatory investigations; therefore, we are unable at this time to estimate the quantitative impact of any such liability with any reasonable degree of certainty. As our litigation response continues, we will continue to assess the potential impact of the MOVEit Vulnerability on our business, operations, and financial results. Such claims and investigations may have an adverse effect on how we operate our business and our results of operations, and in the future, we may be subject to additional governmental or regulatory investigations, as well as additional litigation or indemnification claims. MOVEit Transfer and MOVEit Cloud represented less than 3% in aggregate of our revenue for the fiscal year ended November 30, 2025.

Expenses Incurred and Future Costs

For the fiscal years ended November 30, 2025, 2024, and 2023, we incurred net costs of $2.8 million, $5.6 million, and $1.5 million, respectively, related to the MOVEit Vulnerability. The costs recognized are net of insurance recoveries of $2.2 million, $2.1 million, and $3.7 million, respectively. The timing of recognizing insurance recoveries may differ from the timing of recognizing the associated expenses.

We expect to continue to incur investigation, legal and professional services expenses associated with the MOVEit Vulnerability in future periods. We will recognize these expenses as services are received, net of insurance recoveries. While a loss from these matters is reasonably possible, we cannot reasonably estimate a range of possible losses at this time, particularly while the foregoing matters remain ongoing. Furthermore, with respect to the MDL, the proceedings remain in the relatively early stages, alleged damages have not been specified, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved. With respect to governmental inquiries and investigations, we are currently unable to reasonably estimate any possible adverse judgments, settlements, fines, or penalties. Therefore, we have not recorded a loss contingency liability for the MOVEit Vulnerability as of November 30, 2025.

Insurance Coverage

During the period when the November 2022 Cyber Incident and the MOVEit Vulnerability occurred, we maintained $15.0 million of cybersecurity insurance coverage, which is expected to reduce our exposure to expenses and liabilities arising from these events. As of November 30, 2025, we have approximately $4.5 million of remaining cybersecurity insurance coverage under the applicable policy. We will pursue recoveries to the maximum extent available under our insurance policies.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act") that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is processed, recorded, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), as appropriate, to allow for timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of November 30, 2025.

(b) Management's Annual Report on Internal Control over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2025. Our assessment was based on the framework in the updated Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment we believe that as of November 30, 2025, our internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, our independent registered public accounting firm, which audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting, which is included in this Item 9A below.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended November 30, 2025 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

(d) Report of independent registered public accounting firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Progress Software Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Progress Software Corporation and subsidiaries (the "Company") as of November 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended November 30, 2025, of the Company and our report dated January 20, 2026, expressed an unqualified opinion on those financial statements.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
January 20, 2026

Item 9B. Other Information

During fiscal year 2025, in order to make certain administrative updates, we adopted a new Form of Notice of Grant of Stock Options and Grant Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan, a copy of which is incorporated by reference as Exhibit 10.4.

On November 19, 2025, we entered into a new Employee Retention and Motivation Agreement (the "ERMA") with our Chief Executive Officer in order to extend the term of the ERMA through the duration of his employment and make certain other administrative updates, a copy of which is attached hereto as Exhibit 10.13.

(b) Insider Adoption or Termination of Trading Arrangements

During the fourth quarter of fiscal year 2025, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name and Title	Character of Trading Arrangement[1]	Date Adopted	Duration[2]	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement
Ian Pitt, EVP & Chief Information Officer	Rule 10b5-1 Trading Arrangement	October 30, 2025	October 31, 2026	Up to 11,155[3]
Sundar Subramanian, EVP & GM, Infrastructure Management	Rule 10b5-1 Trading Arrangement	October 27, 2025	August 31, 2026	Up to 46,454[4]

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

3. Includes: (i) 855 shares of our common stock; (ii) all common stock, net of shares withheld to cover tax withholding obligations, to be issued upon the anticipated vesting of 3,491 Restricted Stock Units; and (iii) 50% of the common stock, net of shares withheld to cover tax withholding obligations, to be issued upon the anticipated vesting of a maximum of 13,618 Performance Stock Units.

4. Includes: (i) 20,526 shares of our common stock; and (ii) 25,928 employee stock options expected to be exercised via same-day sale.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

This information will be contained in our definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation

This information will be contained in our definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information will be contained in our definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

This information will be contained in our definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

This information will be contained in our definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report:

1. Financial Statements

Included in Part II, Item 8:
2. Financial Statement Schedules

All schedules are omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein or not present in amounts sufficient to require submission of the schedule.

(b) Exhibits

The Company has filed with this report or incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
2.1*	Stock Purchase Agreement, dated January 3, 2023, between Progress Software Corporation, Vector Maven Holdings, Inc., and Vector Maven Holdings, L.P.	8-K	1/3/2023	2.1
2.2*	Asset Purchase Agreement, dated September 9, 2024, by and between Cloud Software Group, Inc. and Progress Software Corporation	8-K	9/9/2024	2.1
3.1	Certificate of Conversion from Non-Delaware Corporation to Delaware Corporation	8-K	5/14/2015	3.1
3.2	Certificate of Incorporation	8-K	5/14/2015	3.2
3.2.1	Certificate of Correction to Certification of Incorporation	10-K	1/29/2016	3.2.1
3.3	Amended and Restated By-Laws, as amended January 14, 2025	10-K	1/21/2025	3.3
4.1	Specimen certificate for the Common Stock	10-K	1/30/2012	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
4.2	Description of Registered Securities	10-K	1/27/2020	4.2
4.3	Indenture, dated as of April 13, 2021, between Progress Software Corporation and U.S. Bank National Association, as trustee	8-K	4/13/2021	4.1
4.4	Form of 1.00% Convertible Senior Note due 2026 (included as Exhibit A in Exhibit 4.3)	8-K	4/13/2021	4.1
4.5	Indenture, dated as of March 1, 2024, between Progress Software Corporation and U.S. Bank Trust Company, National Association, as trustee	8-K	3/1/2024	4.1
4.6	Form of 3.50% Convertible Senior Note due 2030 (included as Exhibit A in Exhibit 4.5)	8-K	3/1/2024	4.1
10.1**	2002 Nonqualified Stock Plan, as amended and restated	10-K	1/29/2016	10.5
10.2**	Progress Software Corporation 1991 Employee Stock Purchase Plan, as amended and restated	DEF 14A	3/29/2023	Appendix B
10.3**	Progress Software Corporation 2008 Stock Option and Incentive Plan, as amended and restated	DEF 14A	3/27/2024	Appendix A
10.4**
Form of Notice of Grant of Stock Options and Grant Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan (supersedes agreement filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2024)
					X
10.5**	Progress Software Corporation Corporate Executive Bonus Plan	10-K	1/29/2013	10.10
10.6**	Progress Software Corporation Compensation Program for Non-Employee Directors	10-K	1/21/2025	10.7
10.7**	Form of Performance-Based Stock Unit Agreement under the Amended and Restated Progress Software Corporation 2008 Stock Option and Incentive Plan	10-K	1/26/2024	10.7
10.8**	Form of Deferred Stock Unit Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan	10-K	1/29/2014	10.12
10.9**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 2008 Stock Option and Incentive Plan (Initial Grant)	10-K	1/29/2014	10.13
10.10**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 2008 Stock Option and Incentive Plan (Annual Grant)	10-K	1/29/2014	10.14
10.11**	Form of Restricted Stock Unit Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan	10-K	1/29/2015	10.15
10.12**	Employment Agreement, dated October 10, 2016, by and between Progress Software Corporation and Yogesh Gupta	8-K	10/14/2016	10.1
10.13**
Employee Retention and Motivation Agreement, dated as of November 19, 2025, by and between Progress Software Corporation and Yogesh Gupta (supersedes agreement filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2024)
					X
10.14**	Employment Agreement, dated January 16, 2020, by and between Progress Software Corporation and Anthony Folger	8-K	1/17/2020	10.1
10.15**	Form of Employee Retention and Motivation Agreement (Amended and Restated as of January 9, 2023)	10-K	1/26/2024	10.15
10.16**	Form of Termination Letter (Executive Officers)	10-K	1/27/2020	10.21
10.17**	Form of Separation Agreement and Release (Executive Officers)	10-K	1/27/2020	10.22
10.18	Form of 2021 Capped Call Confirmation	8-K	4/13/2021	10.1
10.19	Form of 2024 Capped Call Confirmation	8-K	3/1/2024	10.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.2
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
		8-K	7/22/2025	10.1
19.1	Insider Trading Policy	10-K	1/21/2025	19.1
21.1	List of Subsidiaries of the Registrant				X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm				X
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Yogesh Gupta				X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Anthony Folger				X
32.1†	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Progress Software Corporation Clawback Policy	10-K	1/26/2024	97
101***	The following materials from Progress Software Corporation's Annual Report on Form 10-K for the year ended November 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2025 and 2024, (ii) Consolidated Statements of Operations for the years ended November 30, 2025, 2024, and 2023, (iii) Consolidated Statements of Comprehensive Income for the years ended November 30, 2025, 2024, and 2023, (iv) Consolidated Statements of Stockholders' Equity for the years ended November 30, 2025, 2024, and 2023, and (v) Consolidated Statements of Cash Flows for the years ended November 30, 2025, 2024, and 2023.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Certain schedules and exhibits have been omitted from this Exhibit pursuant to Item 601(a)(5) of Regulation S-K. Progress Software Corporation will furnish a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission or its staff upon request.
**	Management contract or compensatory plan or arrangement in which an executive officer or director of Progress Software Corporation participates.
***	Pursuant to Rule 406T of Regulations S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
†	Furnished herewith.

(c) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown on the financial statements or notes hereto.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20st day of January 2026.

PROGRESS SOFTWARE CORPORATION

By:	/s/ YOGESH K. GUPTA
Yogesh K. Gupta
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ YOGESH K. GUPTA	President and Chief Executive Officer	January 20, 2026
Yogesh K. Gupta	(Principal Executive Officer)

/s/ ANTHONY FOLGER	Executive Vice President and Chief Financial Officer	January 20, 2026
Anthony Folger	(Principal Financial Officer)

/s/ DOMENIC LOCOCO	Chief Accounting Officer	January 20, 2026
Domenic LoCoco	(Principal Accounting Officer)

/s/ JOHN R. EGAN	Non-Executive Chairman	January 20, 2026
John R. Egan

/s/ PAUL T. DACIER	Director	January 20, 2026
Paul T. Dacier

/s/ RAINER GAWLICK	Director	January 20, 2026
Rainer Gawlick

/s/ CHARLES F. KANE	Director	January 20, 2026
Charles F. Kane

/s/ SAMSKRITI KING	Director	January 20, 2026
Samskriti King

/s/ DAVID A. KRALL	Director	January 20, 2026
David A. Krall

/s/ ANGELA TUCCI	Director	January 20, 2026
Angela Tucci

/s/ VIVIAN VITALE	Director	January 20, 2026
Vivian Vitale