Form 10-Q
period 2026-02-28
PROGRESS SOFTWARE CORP /MA
filed 2026-03-31
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2026
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
(Former name or former address and former fiscal year, if changed since last report.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of March 26, 2026, there were 42,078,610 shares of the registrant's common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(in thousands, except share data)	February 28, 2026	November 30, 2025
Assets
Current assets:
Cash and cash equivalents	$113,171	$94,807
Accounts receivable, net	147,612	195,783
Unbilled receivables, current portion	40,759	46,599
Other current assets	68,599	62,776
Total current assets	370,141	399,965
Unbilled receivables, non-current portion	28,477	29,950
Property and equipment, net	14,901	13,694
Intangible assets, net	549,760	584,028
Goodwill	1,309,070	1,309,054
Right-of-use lease assets	30,595	25,842
Deferred tax assets	75,144	77,442
Other assets	16,686	17,683
Total assets	$2,394,774	$2,457,658
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$13,873	$15,934
Accrued compensation and related payroll taxes	45,297	71,804
Deferred revenue, current portion	330,766	324,750
Convertible senior notes, current portion, net	359,723	359,163
Operating lease liabilities, current portion	8,811	8,490
Other accrued liabilities	29,651	29,593
Total current liabilities	788,121	809,734
Long-term debt	540,000	600,000
Convertible senior notes, non-current portion, net	441,664	441,186
Operating lease liabilities, non-current portion	25,311	21,077
Deferred revenue, non-current portion	93,845	100,329
Deferred tax liabilities	1,178	1,158
Other non-current liabilities	5,860	5,825
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; authorized, 10,000,000 shares; issued, none	—	—
Common stock, $0.01 par value; authorized, 200,000,000 shares; issued and outstanding, 42,074,590 shares in 2026 and 42,335,700 shares in 2025	421	423
Additional paid-in capital	398,033	383,696
Retained earnings	133,008	127,373
Accumulated other comprehensive loss	(32,667)	(33,143)
Total stockholders' equity	498,795	478,349
Total liabilities and stockholders' equity	$2,394,774	$2,457,658

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

	Three Months Ended
(in thousands, except per share data)	February 28, 2026	February 28, 2025
Revenue:
Software licenses	$67,581	$58,445
Maintenance, SaaS, and professional services	180,218	179,570
Total revenue	247,799	238,015
Costs of revenue:
Cost of software licenses	3,013	2,925
Cost of maintenance, SaaS, and professional services	32,100	32,884
Amortization of acquired intangibles	8,751	10,422
Total costs of revenue	43,864	46,231
Gross profit	203,935	191,784
Operating expenses:
Sales and marketing	51,997	51,296
Product development	50,474	46,375
General and administrative	26,504	25,623
Amortization of acquired intangibles	25,617	25,808
Cyber vulnerability response expenses, net	1,358	737
Restructuring expenses	706	7,029
Acquisition-related expenses	814	2,490
Total operating expenses	157,470	159,358
Income from operations	46,465	32,426
Other (expense) income:
Interest expense	(15,246)	(18,429)
Interest income and other, net	317	487
Foreign currency loss, net	(1,244)	(1,182)
Total other expense, net	(16,173)	(19,124)
Income before income taxes	30,292	13,302
Provision for income taxes	7,479	2,356
Net income	$22,813	$10,946

Earnings per share:
Basic	$0.54	$0.25
Diluted	$0.53	$0.24
Weighted average shares outstanding:
Basic	42,155	43,256
Diluted	42,729	44,887

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
(in thousands)	February 28, 2026	February 28, 2025
Net income	$22,813	$10,946
Other comprehensive income (loss):
Foreign currency translation adjustments	476	(1,412)
Comprehensive income	$23,289	$9,534

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders' Equity

	Three Months Ended February 28, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2025	42,336	$423	$383,696	$127,373	$(33,143)	$478,349
Issuance of stock under employee stock purchase plan	63	1	2,301	—	—	2,302
Exercise of stock options	14	—	490	—	—	490
Vesting of RSUs	218	2	(2)	—	—	—
Withholding tax payments related to net issuance of RSUs	(90)	(1)	(3,707)	—	—	(3,708)
Stock-based compensation	—	—	18,474	—	—	18,474
Common stock repurchases and retirements	(466)	(4)	(3,219)	(17,178)	—	(20,401)
Net income	—	—	—	22,813	—	22,813
Other comprehensive income	—	—	—	—	476	476
Balance, February 28, 2026	42,075	$421	$398,033	$133,008	$(32,667)	$498,795

	Three Months Ended February 28, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2024	43,361	$434	$354,158	$120,405	$(36,209)	$438,788
Issuance of stock under employee stock purchase plan	57	—	2,196	—	—	2,196
Exercise of stock options	37	—	1,470	—	—	1,470
Vesting of RSUs	187	2	(2)	—	—	—
Withholding tax payments related to net issuance of RSUs	(81)	(1)	(4,640)	—	—	(4,641)
Stock-based compensation	—	—	14,683	—	—	14,683
Common stock repurchases and retirements	(539)	(5)	(14,826)	(15,352)	—	(30,183)
Net income	—	—	—	10,946	—	10,946
Other comprehensive loss	—	—	—	—	(1,412)	(1,412)
Balance, February 28, 2025	43,022	$430	$353,039	$115,999	$(37,621)	$431,847

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(in thousands)	February 28, 2026	February 28, 2025
Operating activities:
Net income	$22,813	$10,946
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization of property and equipment	1,496	1,619
Amortization of acquired intangibles and other	34,368	36,581
Amortization of debt discount and issuance costs	1,596	1,009
Stock-based compensation	18,474	14,683
Non-cash lease expense	2,321	3,443
Deferred income taxes	2,339	(1,696)
Credit losses and other sales allowances	2,588	1,323
Changes in operating assets and liabilities:
Accounts receivable	54,735	33,008
Other assets	(5,216)	(2,168)
Accounts payable and accrued liabilities	(31,270)	(22,821)
Lease liabilities	(2,531)	(3,080)
Income taxes payable	(502)	(260)
Deferred revenue	(2,585)	(3,640)
Net cash flows provided by operating activities	98,626	68,947
Investing activities:
Purchases of property and equipment	(2,705)	(1,290)
Payments for acquisitions	—	(1,195)
Net cash flows used in investing activities	(2,705)	(2,485)
Financing activities:
Proceeds from equity plans	5,436	6,238
Payments for taxes related to net share settlements of equity awards	(3,708)	(4,641)
Repurchases of common stock	(20,401)	(30,108)
Dividend equivalent payments to stockholders	(204)	(359)
Repayment of revolving line of credit	(60,000)	(30,000)
Net cash flows used in financing activities	(78,877)	(58,870)
Effect of exchange rate changes on cash and cash equivalents	1,320	(1,508)
Net increase in cash and cash equivalents	18,364	6,084
Cash and cash equivalents, beginning of period	94,807	118,077
Cash and cash equivalents, end of period	$113,171	$124,161

Condensed Consolidated Statements of Cash Flows, continued

	Three Months Ended
(in thousands)	February 28, 2026	February 28, 2025
Supplemental disclosure:
Cash paid for income taxes, net of refunds of $824 and $778 in 2026 and 2025, respectively	$4,171	$3,121
Cash paid for interest	$8,363	$12,121
Non-cash investing and financing activities:
Total fair value of restricted stock awards, restricted stock units, and deferred stock units on date vested	$9,009	$10,677
Operating lease liabilities arising from obtaining right-of-use lease assets	$6,269	$555
Contingent consideration payable in Nuclia acquisition	$1,080	$—

See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of Progress Software Corporation ("Progress," the "Company," "we," "us," or "our") included herein are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicated information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. In our opinion, the financial statements include all adjustments of a normal recurring nature necessary for fair financial statement presentation. Interim results are not necessarily indicative of the results to be expected for the full year ending November 30, 2026. We have made estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying footnote disclosures. Actual results could differ significantly from these estimates.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnote disclosures included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2025, as filed with the SEC on January 20, 2026 (our "2025 Annual Report").

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

Note 2: Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at February 28, 2026:

		Fair Value Measurements Using
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$779	$779	$—	$—
Liabilities
Foreign exchange derivatives	$(6)	$—	$(6)	$—
Contingent consideration	$(1,080)	$—	$—	$(1,080)

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at November 30, 2025:

		Fair Value Measurements Using
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$779	$779	$—	$—
Liabilities
Foreign exchange derivatives	$(95)	$—	$(95)	$—
Contingent consideration	$(1,080)	$—	$—	$(1,080)

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

We classify contingent consideration related to the Nuclia acquisition, which occurred in the third fiscal quarter of 2025, within Level 3 of the fair value hierarchy because the fair value is derived using significant unobservable inputs. We utilized the Monte Carlo simulation method to estimate the fair value of the contingent liability as of the acquisition date, and we have updated the fair value using an income approach in subsequent periods. The fair value of the contingent consideration, which is primarily dependent on the revenue of the acquired business in fiscal 2026, is remeasured each reporting period, with adjustments to fair value recorded as acquisition-related expenses in our condensed consolidated statement of operations. See Note 4, Business Combinations for additional details.

The following table reflects the activity for our contingent consideration obligation measured at fair value using Level 3 inputs for the three months ended February 28, 2026:

(in thousands)
Balance, December 1, 2025	$(1,080)
Changes in fair value of contingent consideration	—
Balance, February 28, 2026	$(1,080)

There were no transfers between levels of the fair value measurement hierarchy during the three months ended February 28, 2026 and 2025.

Assets and Liabilities Not Carried at Fair Value

Fair Value of the Convertible Senior Notes

The following table details the fair value and carrying value of our Convertible Senior Notes due 2026 and 2030 (together referred to as "the Notes"):

	February 28, 2026		November 30, 2025
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible senior notes due 2026(1)	$359,723	$358,020	$359,163	$357,300
Convertible senior notes due 2030(2)	441,664	452,489	441,186	452,295
Total	$801,387	$810,509	$800,349	$809,595
(1) The carrying value of the convertible senior notes due 2026 (the "2026 Notes"), is reflected net of $0.3 million and $0.8 million of unamortized debt issuance costs as of February 28, 2026 and November 30, 2025, respectively.
(2) The carrying value of the convertible senior notes due 2030 (the "2030 Notes"), is reflected net of $8.3 million and $8.8 million of unamortized debt issuance costs as of February 28, 2026 and November 30, 2025, respectively.

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

Note 3: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes:

	February 28, 2026			November 30, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$403,375	$(260,241)	$143,134	$403,375	$(251,491)	$151,884
Customer-related	777,930	(401,135)	376,795	777,930	(377,368)	400,562
Trademarks and trade names	77,111	(47,280)	29,831	77,111	(45,529)	31,582
Total	$1,258,416	$(708,656)	$549,760	$1,258,416	$(674,388)	$584,028

In the three months ended February 28, 2026 and 2025, amortization expense related to intangible assets was $34.4 million and $36.2 million, respectively.

Future amortization expense for intangible assets as of February 28, 2026, is as follows:

(in thousands)
Remainder of 2026	$102,997
2027	112,166
2028	100,582
2029	100,582
2030	72,580
Thereafter	60,853
Total	$549,760
Goodwill

Changes in the carrying amount of goodwill in the three months ended February 28, 2026 are as follows:

(in thousands)
Balance, December 1, 2025	$1,309,054
Translation adjustments	16
Balance, February 28, 2026	$1,309,070

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

Note 5: Debt

As of February 28, 2026 and November 30, 2025, we had the following debt obligations:

(in thousands)	February 28, 2026	November 30, 2025
Current portion of long-term debt:
1.0% convertible senior notes due 2026	$360,000	$360,000
Unamortized discount and issuance costs for the Notes	(277)	(837)
Total current portion of long-term debt	359,723	359,163
Long-term debt:
3.5% convertible senior notes due 2030	450,000	450,000
Revolving credit facility(1)	540,000	600,000
Total face value of long-term debt	990,000	1,050,000
Unamortized discount and issuance costs for the Notes	(8,336)	(8,814)
Total long-term debt	981,664	1,041,186
Total debt	$1,341,387	$1,400,349

(1) Unamortized debt issuance costs related to the revolving credit facility of $9.9 million and $10.4 million are included in other assets on the condensed consolidated balance sheets as of February 28, 2026 and November 30, 2025, respectively.

During the first fiscal quarter of 2026, we repaid $60.0 million on the revolving credit facility. The interest rate as of February 28, 2026 was 5.42%.

Note 6: Common Stock Repurchases

On September 23, 2025, our Board of Directors increased the share repurchase authorization by $200.0 million to an aggregate authorization of $242.2 million. During the three months ended February 28, 2026 and 2025, we repurchased and retired 0.5 million shares for $20.0 million and 0.5 million shares for $30.0 million, respectively. As of February 28, 2026, there was $182.2 million remaining under the current authorization.

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

In 2026, 2025, and 2024, we granted performance-based restricted stock units that include two performance metrics under our Long-Term Incentive Plan ("LTIP") where the performance measurement period is three years. For the 2026, 2025, and 2024 plans, the vesting terms were based on the following: (i) 75% is based on achievement of a three-year cumulative operating income, and (ii) 25% is based on our level of attainment of specified TSR targets relative to the percentage appreciation of a specified index of companies for the respective three-year periods. The vesting of LTIP awards is also subject to continued employment of the grantees through the performance period, except in the event of a qualifying termination. In order to estimate the fair value of such awards, we used a Monte Carlo Simulation valuation model for the market condition portion of the award, and used the closing price of our common stock on the date of grant, less the present value of expected dividends when applicable, for the portion related to the performance condition.

The following table provides the classification of stock-based compensation as reflected in our condensed consolidated statements of operations:

	Three Months Ended
(in thousands)	February 28, 2026	February 28, 2025
Cost of maintenance, SaaS, and professional services	$1,618	$1,195
Sales and marketing	4,083	3,032
Product development	5,595	4,410
General and administrative	7,178	6,046
Total stock-based compensation	$18,474	$14,683

Note 8: Revenue Recognition

Timing of Revenue Recognition

Our revenues are derived from licensing our products and from related services, which consist of maintenance, SaaS, and professional services. Information relating to revenue from external customers by revenue type is as follows:

	Three Months Ended
(in thousands)	February 28, 2026	February 28, 2025
Performance obligations transferred at a point in time:
Software licenses	$67,581	$58,445
Performance obligations transferred over time:
Maintenance	100,339	99,535
SaaS	70,461	69,410
Professional services	9,418	10,625
Total revenue	$247,799	$238,015

Geographic Revenue

In the following table, revenue attributed to North America includes sales to customers in the U.S. and Canada and sales to certain multinational organizations. Revenue from EMEA, Latin America, and the Asia Pacific region includes sales to customers in each region plus sales from the U.S. to distributors in these regions. Information relating to revenue from external customers from different geographical areas is as follows:

	Three Months Ended
(in thousands)	February 28, 2026	February 28, 2025
North America	$152,689	$154,646
EMEA	78,380	66,943
Latin America	5,526	5,052
Asia Pacific	11,204	11,374
Total revenue	$247,799	$238,015

No single customer, partner, or country outside the U.S. accounted for more than 10% of our total revenue for the three months ended February 28, 2026 or 2025.

Contract Balances

Unbilled Receivables and Contract Assets

As of February 28, 2026, billing of our non-current unbilled receivables is expected to occur as follows:

(in thousands)
2027	$15,061
2028	8,098
2029	5,318
Total	$28,477

Contract assets arise when revenue is recognized in excess of billings and the right to the amount due from customers is conditioned on something other than the passage of time, such as the completion of a related performance obligation. We did not have any net contract assets as of February 28, 2026 or November 30, 2025.

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

As of February 28, 2026, the changes in deferred revenue were as follows:

(in thousands)
Balance, December 1, 2025	$425,079
Billings and other	247,331
Revenue recognized that was deferred in prior periods	(153,981)
Revenue recognized from current period arrangements	(93,818)
Balance, February 28, 2026	$424,611

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of February 28, 2026, transaction price allocated to remaining performance obligations was $527.5 million. We expect to recognize approximately 75% of the revenue within the next year and the remainder thereafter.

Deferred Contract Costs

Certain of our sales incentive programs meet the requirements to be capitalized. Depending upon the sales incentive program and the related revenue arrangement, such capitalized costs are amortized over the longer of (i) the product life, which is generally three to five years; or (ii) the term of the related revenue contract. We determined that a three to five year product life represents the period of benefit that we receive from these incremental costs based on both qualitative and quantitative factors, which include customer contracts, industry norms, and product upgrades. Total deferred contract costs were $6.2 million and $6.5 million as of February 28, 2026 and November 30, 2025, respectively, and are included in other current assets and other assets on our condensed consolidated balance sheets. Amortization of deferred contract costs is included in sales and marketing expense on our condensed consolidated statements of operations and was insignificant in all periods presented.

Note 9: Restructuring

The following table provides a summary of activity for all of our restructuring actions:

(in thousands)	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2025	$2,585	$3,254	$5,839
Costs incurred	360	346	706
Cash disbursements	(767)	(2,157)	(2,924)
Translation and other adjustments	—	2	2
Balance, February 28, 2026	$2,178	$1,445	$3,623

Costs incurred during the three months ended February 28, 2026 are primarily related to our restructuring action that commenced in fiscal year 2025 to optimize efficiency and sustainability, while ensuring alignment with the company’s long-term financial objectives. Cash disbursements for expenses incurred to date under this restructuring are expected to be made through the fourth quarter of fiscal year 2026. The restructuring reserve is included in other accrued liabilities on the condensed consolidated balance sheet as of February 28, 2026. We do not expect to incur additional material expenses in connection with this restructuring.

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

	Three Months Ended
(in thousands, except per share data)	February 28, 2026	February 28, 2025
Net income	$22,813	$10,946
Weighted average shares outstanding	42,155	43,256
Effect of dilution from common stock equivalents	574	1,163
Effect of dilution from if-converted convertible notes	—	468
Diluted weighted average shares outstanding	42,729	44,887

Earnings per share:
Basic	$0.54	$0.25
Diluted	$0.53	$0.24

We excluded stock awards representing approximately 3,486,000 and 397,000 shares of common stock, respectively, from the calculation of diluted earnings per share in the three months ended February 28, 2026 and 2025, respectively, as these awards were anti-dilutive.

The dilutive impact of the Notes on our calculation of diluted earnings per share is measured using the if-converted method. However, because the principal amount of the Notes will be settled in cash, the dilutive impact of applying the if-converted method is limited to the in-the-money portion, if any. During the three months ended February 28, 2026, we excluded the Notes in our diluted earnings per share calculation because the conversion feature in the Notes was out of the money. During the three months ended February 28, 2025, we included the 2026 Notes in our diluted earnings per share calculation and we excluded the 2030 Notes in our diluted earnings per share calculation because the conversion feature in the 2030 Notes was out of the money.

Note 11: Segment Information

Operating segments are components of an enterprise that engages in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker ("CODM") in deciding how to allocate resources and assess performance. Our CODM is our Chief Executive Officer.

We operate as one operating and reportable segment that is managed on a consolidated basis and derives substantially all of its revenue from the sale and support of one group of similar products and services, comprised of software products for the development, deployment, and management of responsible, AI-powered applications and digital experiences. The accounting policies of the Company's operating segment are the same as those described in Note 1, Nature of Business and Summary of Significant Accounting Policies to our Consolidated Financial Statements in Item 8 of our 2025 Annual Report. Our CODM does not receive profitability information at a lower level than consolidated results, and evaluates net income on a consolidated basis to set financial performance targets, assess performance, and make resource allocation decisions, primarily through comparison of actual results to forecasted results, year-over-year analysis, and review of historical performance trends. The measure of segment assets is reported on the Company's consolidated balance sheets as total consolidated assets.

The Company's significant expenses and other segment items are provided in the table below:

	Three Months Ended
(in thousands)	February 28, 2026	February 28, 2025
Revenue	$247,799	$238,015
Cost of revenue (1)	33,495	34,614
Sales and marketing (2)	47,914	48,264
Product development (2)	44,879	41,965
General and administrative (2)	19,326	19,577
Stock-based compensation	18,474	14,683
Amortization of intangibles	34,368	36,230
Other segment items, net (3)	26,530	31,736
Net income	$22,813	$10,946
(1)Excludes amortization of intangibles and stock-based compensation.
(2)Excludes stock-based compensation.
(3)Includes restructuring expenses, acquisition-related expenses, cyber vulnerability response expenses, net, interest expense, interest income and other, net, foreign currency loss, net, and provision for income taxes.

Note 12: Cyber Related Matters

MOVEit Vulnerability

As previously disclosed, on the evening of May 28, 2023, we learned that our MOVEit Transfer (the on-premise version) and MOVEit Cloud (a cloud-hosted version of MOVEit Transfer) products were attacked by a threat actor who compromised and exfiltrated personal data from various customer-controlled MOVEit Transfer environments (the "MOVEit Vulnerability"). As a result of the MOVEit Vulnerability, we are party to certain class action lawsuits filed by individuals who claim to have been impacted by the exfiltration of data from the environments of our MOVEit Transfer customers, which have been centralized in multi-district litigation in the District of Massachusetts (the "MDL"). The MDL has also consolidated an insurance subrogation complaint (where an insurer is seeking recovery for expenses incurred on behalf of its insured in connection with the MOVEit Vulnerability) and, as of the date of this filing, one customer cross-claim. The MDL remains in a relatively early stage and is not expected to conclude within the next twelve months. Motions to dismiss were filed and partially granted in July 2025, then further partially granted in January 2026 in response to our motions for reconsideration. In all, the court has dismissed, in whole or in part, 23 of the 33 claims asserted by the plaintiffs in the MDL.

As previously disclosed, we have also cooperated with inquiries and investigations from various governmental authorities, a number of which have been formally closed and, as of the date of this filing, have not resulted in any prosecution or enforcement actions.

Expenses Incurred and Future Costs

During the three months ended February 28, 2026 and 2025, we incurred net costs of approximately $1.4 million and $0.7 million, respectively, related to the MOVEit Vulnerability. The costs recognized are net of insurance recoveries of $0.9 million and $0.7 million for the three months ended February 28, 2026 and 2025, respectively. The timing of recognizing insurance recoveries may differ from the timing of recognizing the associated expenses.

We expect to continue to incur investigation, legal, and professional services expenses associated with the MOVEit Vulnerability in future periods. We will recognize these expenses as services are received, net of insurance recoveries. While a loss from these matters is reasonably possible, we cannot reasonably estimate a range of possible losses at this time, particularly while the foregoing matters remain ongoing. Furthermore, with respect to the MDL, the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved. With respect to the governmental inquiries and investigations, we are currently unable to reasonably estimate any possible adverse judgments, settlements, fines, or penalties. Therefore, we have not recorded a loss contingency liability for the MOVEit Vulnerability as of February 28, 2026.

Insurance Coverage

During the period when the MOVEit Vulnerability occurred, we maintained $15.0 million of cybersecurity insurance coverage, which is expected to reduce our exposure to expenses and liabilities arising from these events. As of February 28, 2026, we have approximately $3.5 million of remaining cybersecurity insurance coverage under the applicable policy. We will pursue recoveries to the maximum extent available under our insurance policies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain information that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended; Section 21E of the Securities Exchange Act of 1934, as amended; and the Private Securities Litigation Reform Act of 1995. Whenever we use words such as "believe," "may," "could," "would," "might," "should," "expect," "intend," "plan," "estimate," "target," "anticipate" and negatives and derivatives of these or similar expressions, or when we make statements concerning future financial results, product offerings or other events that have not yet occurred, we are making forward-looking statements. Actual future results may differ materially from those contained in or implied by our forward-looking statements due to various factors which are more fully described in Part I, Item 1A. Risk Factors in our 2025 Annual Report as well as any risk factors described in Part II, Item 1A of this Quarterly Report on Form 10-Q. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure you that we have identified all possible issues that we might face. We undertake no obligation to update any forward-looking statements that we make.

Overview

Progress Software Corporation ("Progress," the "Company," "we," "us," or "our") provides software products that enable our customers to develop, deploy and manage responsible AI-powered applications and digital experiences.

Critical Accounting Policies

Management's discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. We make estimates and assumptions in the preparation of our consolidated financial statements that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. However, actual results may differ from these estimates. The most significant estimates relate to revenue recognition, loss contingencies and the MOVEit Vulnerability, and business combinations. For further information regarding the application of these and other accounting policies, see Note 1, Nature of Business and Summary of Significant Accounting Policies to our Consolidated Financial Statements in Item 8 of our 2025 Annual Report. There have been no significant changes to our critical accounting policies and estimates since our 2025 Annual Report.

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

Results of Operations

Revenue

	Three Months Ended		Percentage Change
(in thousands)	February 28, 2026	February 28, 2025	As Reported	Constant Currency
Revenue	$247,799	$238,015	4%	2%

Total revenue increased as compared to the same period last year primarily due to increases in license sales of our OpenEdge product offering and a positive foreign currency impact.

Software Licenses Revenue

	Three Months Ended		Percentage Change
(in thousands)	February 28, 2026	February 28, 2025	As Reported	Constant Currency
Software licenses	$67,581	$58,445	16%	11%
As a percentage of total revenue	27%	25%

Software licenses revenue increased in the first quarter of fiscal year 2026 primarily due to increases in our OpenEdge product offering.

Maintenance, SaaS, and Professional Services Revenue

	Three Months Ended		Percentage Change
(in thousands)	February 28, 2026	February 28, 2025	As Reported	Constant Currency
Maintenance	$100,339	$99,535	1%	(2)%
As a percentage of total revenue	40%	42%
SaaS	70,461	69,410	2%	1%
As a percentage of total revenue	28%	29%
Professional services	9,418	10,625	(11)%	(13)%
As a percentage of total revenue	4%	4%
Total maintenance, SaaS, and professional services	$180,218	$179,570	—%	(2)%
As a percentage of total revenue	73%	75%

Maintenance revenue increased in the first quarter of fiscal year 2026 due to a positive foreign currency impact. SaaS revenue slightly increased as compared to the same period last year. Professional services revenue decreased across multiple product offerings as compared to the same period last year.

Cost of Software Licenses

	Three Months Ended
(in thousands)	February 28, 2026	February 28, 2025	Percentage Change
Cost of software licenses	$3,013	$2,925	3%
As a percentage of software licenses revenue	4%	5%

Cost of software licenses consists primarily of royalties, electronic software distribution, duplication, and packaging. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix. The increase in the first quarter of fiscal year 2026 compared to the same period last year was related to increased royalty costs.

Cost of Maintenance, SaaS, and Professional Services

	Three Months Ended
(in thousands)	February 28, 2026	February 28, 2025	Percentage Change
Cost of maintenance, SaaS, and professional services	$32,100	$32,884	(2)%
As a percentage of maintenance, SaaS, and professional services revenue	18%	18%

Cost of maintenance, SaaS, and professional services consist primarily of hosting costs, and personnel-related costs attributable to customer support, cloud operations, consulting, and education. The decrease year-over-year was primarily due to decreased contractors and headcount related costs in fiscal year 2026.

Amortization of Acquired Intangibles – Costs of Revenue

	Three Months Ended
(in thousands)	February 28, 2026	February 28, 2025	Percentage Change
Amortization of acquired intangibles	$8,751	$10,422	(16)%
As a percentage of total revenue	4%	4%

Amortization of acquired intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. The year-over-year decrease is due to certain existing intangible assets being fully amortized as compared to the prior period.

Sales and Marketing

	Three Months Ended
(in thousands)	February 28, 2026	February 28, 2025	Percentage Change
Sales and marketing	$51,997	$51,296	1%
As a percentage of total revenue	21%	22%

Sales and marketing expenses increased due to increased marketing and sales events costs, partially offset by lower personnel-related costs.

Product Development

	Three Months Ended
(in thousands)	February 28, 2026	February 28, 2025	Percentage Change
Product development	$50,474	$46,375	9%
As a percentage of total revenue	20%	19%

Product development expenses increased primarily due to increased personnel-related costs associated with higher headcount.

General and Administrative

	Three Months Ended
(in thousands)	February 28, 2026	February 28, 2025	Percentage Change
General and administrative	$26,504	$25,623	3%
As a percentage of total revenue	11%	11%

General and administrative expenses include the costs of our finance, human resources, legal, information systems, and administrative departments. The increase was due to higher stock-based compensation expense, partially offset by lower contractors and outside services and other general and administrative costs.

Amortization of Acquired Intangibles – Operating Expenses

	Three Months Ended
(in thousands)	February 28, 2026	February 28, 2025	Percentage Change
Amortization of acquired intangibles	$25,617	$25,808	(1)%
As a percentage of total revenue	10%	11%

Amortization of acquired intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of acquired intangibles decreased in the first quarter of fiscal year 2026 due to certain existing intangible assets being fully amortized as compared to the prior period.

Cyber Vulnerability Response Expenses, Net

	Three Months Ended
(in thousands)	February 28, 2026	February 28, 2025	Percentage Change
Cyber vulnerability response expenses, net	$1,358	$737	84%
As a percentage of total revenue	1%	—%

As previously disclosed, since the discovery of the MOVEit Vulnerability that was disclosed on June 5, 2023, we have incurred expenses and will incur future costs related to litigation and governmental investigations related to the MOVEit Vulnerability. Such costs and expenses are net of received and expected insurance recoveries. Please refer to Note 12, Cyber Related Matters for additional details and updates regarding the MOVEit Vulnerability.

Restructuring Expenses

	Three Months Ended
(in thousands)	February 28, 2026	February 28, 2025	Percentage Change
Restructuring expenses	$706	$7,029	(90)%
As a percentage of total revenue	—%	3%

Restructuring expenses recorded in the first quarter of fiscal year 2026 primarily relate to the headcount reduction action in November 2025, and facility closures in other existing restructuring actions. Restructuring expenses recorded in the first quarter of fiscal year 2025 primarily relate to headcount reductions and a facility closure in connection with the restructuring action related to the ShareFile acquisition in November 2024. See Note 9, Restructuring for additional details, including types of expenses incurred and the timing of future expenses and cash payments.

Acquisition-Related Expenses

	Three Months Ended
(in thousands)	February 28, 2026	February 28, 2025	Percentage Change
Acquisition-related expenses	$814	$2,490	(67)%
As a percentage of total revenue	—%	1%

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of business combinations. These costs consist of professional service fees, including third-party legal and valuation-related fees. Acquisition-related expenses in the first quarter of fiscal year 2026 primarily related to our pursuit of other acquisition opportunities. Acquisition-related expenses in the same period of fiscal year 2025 were primarily related to our acquisition of ShareFile.

Other (Expense) Income

	Three Months Ended
(in thousands)	February 28, 2026	February 28, 2025	Percentage Change
Interest expense	$(15,246)	$(18,429)	(17)%
Interest income and other, net	317	487	(35)%
Foreign currency loss, net	(1,244)	(1,182)	5%
Total other expense, net	$(16,173)	$(19,124)	15%
As a percentage of total revenue	(7)%	(8)%

Total other expense, net, decreased in the first quarter of fiscal year 2026 as compared to the same period last year primarily due to a decrease in interest expense resulting from principal payments made on our revolving line of credit. Refer to Note 5, Debt for further discussion. Foreign currency loss increased year-over-year due to rate volatility and timing of intercompany and hedge settlement activities.

Provision for Income Taxes

	Three Months Ended
(in thousands)	February 28, 2026	February 28, 2025	Percentage Change
Provision for income taxes	$7,479	$2,356	217%
As a percentage of income before income taxes	25%	18%

Our effective tax rate was 25% and 18% in the first fiscal quarters of 2026 and 2025, respectively. The increase in the effective rate is primarily due to changes in the jurisdictional mix of earnings, including the proportion of U.S. versus non-U.S. income and discrete tax expense of $0.5 million in the first fiscal quarter of 2026 compared to a discrete tax benefit of $0.3 million in the first fiscal quarter of 2025.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law, introducing significant changes to the U.S. federal income tax system. The legislation contains key modifications to the provisions of the 2017 Tax Cuts and Jobs Act and has multiple effective dates. In our fiscal 2026, provisions under OBBBA allow for an immediate deduction of U.S. Research & Experimental expenditures and a return to interest expense limitations based on EBITDA, which results in a reduction to the current taxes payable.

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

Our ARR was $863.0 million and $849.0 million as of February 28, 2026 and February 28, 2025, respectively, which is an increase of 2% year-over-year.

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

Our net retention rates have generally ranged between 99% and 100% for all periods presented. We believe net retention rates can be a helpful indicator of the durability of top line performance.

Liquidity and Capital Resources

Cash and Cash Equivalents

(in thousands)	February 28, 2026	November 30, 2025
Cash and cash equivalents	$113,171	$94,807

The increase in cash and cash equivalents of $18.4 million from the end of fiscal year 2025 was due to cash inflows from operations of $98.6 million, $1.7 million in cash received from the issuance of common stock, and the effect of exchange rates on cash of $1.3 million. The cash inflows described above were offset by cash outflows of $60.0 million to pay down the revolving line of credit, repurchases of common stock of $20.4 million, and purchases of property and equipment of $2.7 million. Except as described below, there are no limitations on our ability to access our cash and cash equivalents.

As of February 28, 2026, $69.0 million of our cash and cash equivalents was held by our foreign subsidiaries. The Company has determined that a substantial portion of unremitted foreign earnings are no longer indefinitely reinvested. As a result of this, we plan to utilize worldwide cash based on the needs of the parent entity. These amounts will be repatriated as needed. Deferred taxes are recorded for earnings of our foreign operations that we determine are not indefinitely reinvested.

	Three Months Ended
(in thousands)	February 28, 2026	February 28, 2025
Net cash flows provided by operating activities	$98,626	$68,947
Net cash flows used in investing activities	$(2,705)	$(2,485)
Net cash flows used in financing activities	$(78,877)	$(58,870)

Cash Flows Provided by Operating Activities

The increase in cash generated from operations in the first three months of fiscal year 2026 as compared to the same period last year was primarily due to increased collections in fiscal year 2026.

Our gross accounts receivable as of February 28, 2026, decreased by $50.8 million from the end of fiscal year 2025. Our days sales outstanding ("DSO") in accounts receivable was 52 days in the first quarter of fiscal year 2026 compared to 48 days and 73 days in the first and fourth fiscal quarters of 2025, respectively, due to the timing of billings and collections.

Cash Flows Used in Investing Activities

Net cash outflows and inflows of our net investment activity are generally a result of the timing of our purchases and maturities of securities, which are classified as cash equivalents, as well as the timing of acquisitions and divestitures. In the first three months of fiscal year 2026, we purchased $2.7 million of property and equipment. In the first quarter of fiscal year 2025 we had $1.3 million of purchases of property and equipment and a payment of $1.2 million related to the acquisition of ShareFile.

Cash Flows Used in Financing Activities

We received $5.4 million from the exercise of stock options and the issuance of shares under our employee stock purchase plan in the first three months of fiscal year 2026 as compared to $6.2 million in the first three months of fiscal year 2025. We made withholding tax payments related to net share settlements of equity awards of $3.7 million in the first three months of fiscal year 2026 as compared to $4.6 million in the first three months of fiscal year 2025. We repurchased $20.4 million of our common stock under our share repurchase plan in the first three months of fiscal year 2026 as compared to $30.1 million in the same period of the prior year. Further, we made payments on our revolving line of credit of $60.0 million through the first quarter of fiscal year 2026 as compared to $30.0 million in the first quarter of fiscal year 2025.

Share Repurchases

On September 23, 2025, our Board of Directors increased the share repurchase authorization by $200.0 million to an aggregate authorization of $242.2 million. In the three months ended February 28, 2026 and 2025, we repurchased and retired 0.5 million shares for $20.0 million and 0.5 million shares for $30.0 million, respectively. The shares were repurchased in both periods as part of the share repurchase program as authorized by our Board of Directors. As of February 28, 2026, there was $182.2 million remaining under the current authorization.

Dividends

As announced on September 9, 2024, our Board of Directors approved the suspension of our quarterly dividend in connection with the ShareFile acquisition and plans to redirect such capital toward the repayment of debt to increase liquidity for future M&A and for share repurchases, both of which are prioritized in our capital allocation policy.

Restructuring Activities

See Note 9, Restructuring to the condensed consolidated financial statements.

Convertible Senior Notes and Long-Term Debt

See Note 5, Debt to the condensed consolidated financial statements.

Liquidity Outlook

Cash from operations in fiscal year 2026 could be affected by various risks and uncertainties, including, but not limited to, the effects of various risks detailed in Part I, Item 1A. Risk Factors in our 2025 Annual Report, including increased disruption and volatility in capital markets and credit markets that could adversely affect our liquidity and capital resources in the future. However, based on our current business plan, we believe that existing cash balances, together with funds generated from operations and amounts available under our revolving credit facility, will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months. Our foreseeable cash needs include capital expenditures, acquisitions, debt repayments, share repurchases, lease commitments, restructuring obligations, and other long-term obligations.

We expect to continue to make payments on the revolving credit facility and are also continuously evaluating additional financing options, the net proceeds of which could be used for general corporate purposes or to repay outstanding indebtedness. In the future, we may use the available capacity under our revolving credit facility for any payments made in connection with any settlement of the 2026 Notes upon conversion, redemption, or repayment of our 2026 Notes at or prior to the 2026 Notes maturity. We may also use the available capacity for general corporate purposes.

Legal and Other Regulatory Matters

MOVEit Vulnerability

As previously disclosed, on the evening of May 28, 2023, we learned that our MOVEit Transfer (the on-premise version) and MOVEit Cloud (a cloud-hosted version of MOVEit Transfer) products were attacked by a threat actor who compromised and exfiltrated personal data from various customer-controlled MOVEit Transfer environments. As a result of the MOVEit Vulnerability, we are party to certain class action lawsuits filed by individuals who claim to have been impacted by the exfiltration of data from the environments of our MOVEit Transfer customers, which have been centralized in the MDL. The MDL has also consolidated an insurance subrogation complaint (where an insurer is seeking recovery for expenses incurred on behalf of its insured in connection with the MOVEit Vulnerability) and, as of the date of this filing, one customer cross-claim. The MDL remains in a relatively early stage and is not expected to conclude within the next twelve months. Motions to dismiss were filed and partially granted in July 2025, then further partially granted in January 2026 in response to our motions for reconsideration. In all, the court has dismissed, in whole or in part, 23 of the 33 claims asserted by the plaintiffs in the MDL. As previously disclosed, we have also cooperated with inquiries and investigations from various governmental authorities, a number of which have been formally closed and, as of the date of this filing, have not resulted in any prosecution or enforcement actions.

We expect our exposure to such expenses and liabilities to be reduced by insurance. Please refer to Note 12, Cyber Related Matters to the condensed consolidated financial statements for additional details and updates regarding the MOVEit Vulnerability.

Recent Accounting Pronouncements

Refer to Note 1, Summary of Significant Accounting Policies to the condensed consolidated financial statements for further discussion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the first three months of fiscal year 2026, with the exception of repayments on our revolving credit facility, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our 2025 Annual Report, for a more complete discussion of the market risks we encounter.

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

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of February 28, 2026.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended February 28, 2026 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to Note 12, Cyber Related Matters to the condensed consolidated financial statements for a discussion of legal proceedings related to the MOVEit Vulnerability. Our 2025 Annual Report and previous SEC filings also contain additional information, including risk factors, related to the MOVEit Vulnerability.

We are also subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material effect on our financial position, results of operations, or cash flows.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. In addition to the information provided in this report, please refer to Part I, Item 1A. Risk Factors in our 2025 Annual Report for a more complete discussion regarding certain factors that could materially affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

Information related to the repurchases of our common stock by month in the first quarter of fiscal year 2026 is as follows:

(in thousands, except per share and share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Period
December 2025	229,081	$43.63	229,081	$192,220
January 2026	—	—	—	192,220
February 2026	236,910	42.19	236,910	182,220
Total	465,991	$42.90	465,991	$182,220

On September 23, 2025, our Board of Directors increased the share repurchase authorization by $200.0 million to an aggregate authorization of $242.2 million. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand, or discontinue the repurchase program at any time. As of February 28, 2026, there was $182.2 million remaining under the current authorization.

Item 5. Other Information

(c) Insider Adoption or Termination of Trading Arrangements

During the first quarter of fiscal year 2026, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name and Title	Character of Trading Arrangement[1]	Date Adopted	Duration[2]	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement
Anthony Folger, EVP & Chief Financial Officer	Rule 10b5-1 Trading Arrangement	February 4, 2026	February 11, 2027	Up to 22,555[3]
Loren Jarrett, EVP & GM, Digital Experience	Rule 10b5-1 Trading Arrangement	January 24, 2026	February 28, 2027	Up to 13,833
YuFan Stephanie Wang, EVP & Chief Legal Officer	Rule 10b5-1 Trading Arrangement	January 23, 2026	February 19, 2027	Up to 56,546[4]

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

3. Includes: (i) 3,000 shares of our common stock; (ii) all common stock, net of shares withheld to cover tax withholding obligations, to be issued upon the anticipated vesting of 13,555 Restricted Stock Units ("RSUs"); and (iii) up to 6,000 shares of common stock, net of shares withheld to cover tax withholding obligations, to be issued upon the anticipated vesting of a maximum of 49,284 Performance Stock Units ("PSUs").

4. Includes: (i) 3,212 shares of our common stock; (ii) all common stock, net of shares withheld to cover tax withholding obligations, to be issued upon the anticipated vesting of 5,548 RSUs; (iii) all common stock, net of shares withheld to cover tax withholding obligations, to be issued upon the anticipated vesting of a maximum of 20,752 PSUs; and (iv) 27,034 employee stock options expected to be exercised via same-day sale.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Yogesh K. Gupta				X
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Anthony Folger				X
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101*	The following materials from Progress Software Corporation's Quarterly Report on Form 10-Q for the three months ended February 28, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of February 28, 2026 and November 30, 2025; (ii) Condensed Consolidated Statements of Operations for the three months ended February 28, 2026 and 2025; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended February 28, 2026 and 2025; (iv) Condensed Consolidated Statements of Stockholders' Equity for the three months ended February 28, 2026 and 2025; (v) Condensed Consolidated Statements of Cash Flows for the three months ended February 28, 2026 and 2025; and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	March 30, 2026	/s/ YOGESH K. GUPTA
Yogesh K. Gupta
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	March 30, 2026	/s/ ANTHONY FOLGER
Anthony Folger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	March 30, 2026	/s/ DOMENIC LOCOCO
Domenic LoCoco
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)