Form 10-Q
period 2026-05-31
PROGRESS SOFTWARE CORP /MA
filed 2026-06-30
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of June 26, 2026, there were 41,012,942 shares of the registrant's common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(in thousands, except share data)	May 31, 2026	November 30, 2025
Assets
Current assets:
Cash and cash equivalents	$102,978	$94,807
Accounts receivable, net	125,209	195,783
Unbilled receivables, current portion	51,297	46,599
Other current assets	57,018	62,776
Total current assets	336,502	399,965
Unbilled receivables, non-current portion	44,139	29,950
Property and equipment, net	14,938	13,694
Intangible assets, net	514,579	584,028
Goodwill	1,309,750	1,309,054
Right-of-use lease assets	31,526	25,842
Deferred tax assets	78,300	77,442
Other assets	15,889	17,683
Total assets	$2,345,623	$2,457,658
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$11,189	$15,934
Accrued compensation and related payroll taxes	47,446	71,804
Deferred revenue, current portion	324,469	324,750
Convertible senior notes, current portion, net	—	359,163
Operating lease liabilities, current portion	8,144	8,490
Other accrued liabilities	24,787	29,593
Total current liabilities	416,035	809,734
Long-term debt	850,000	600,000
Convertible senior notes, non-current portion, net	442,147	441,186
Operating lease liabilities, non-current portion	26,467	21,077
Deferred revenue, non-current portion	98,756	100,329
Deferred tax liabilities	1,150	1,158
Other non-current liabilities	4,985	5,825
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; authorized, 10,000,000 shares; issued, none	—	—
Common stock, $0.01 par value; authorized, 200,000,000 shares; issued and outstanding, 41,311,679 shares in 2026 and 42,335,700 shares in 2025	413	423
Additional paid-in capital	415,630	383,696
Retained earnings	124,414	127,373
Accumulated other comprehensive loss	(34,374)	(33,143)
Total stockholders' equity	506,083	478,349
Total liabilities and stockholders' equity	$2,345,623	$2,457,658

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Revenue:
Software licenses	$68,979	$50,795	$136,560	$109,240
Maintenance, SaaS, and professional services	184,486	186,560	364,704	366,130
Total revenue	253,465	237,355	501,264	475,370
Costs of revenue:
Cost of software licenses	3,675	2,987	6,688	5,912
Cost of maintenance, SaaS, and professional services	32,259	33,764	64,359	66,648
Amortization of acquired intangibles	8,938	10,537	17,689	20,959
Total costs of revenue	44,872	47,288	88,736	93,519
Gross profit	208,593	190,067	412,528	381,851
Operating expenses:
Sales and marketing	54,341	49,677	106,338	100,973
Product development	48,840	46,570	99,314	92,945
General and administrative	32,236	25,637	58,740	51,260
Amortization of acquired intangibles	26,167	26,063	51,784	51,871
Cyber vulnerability response expenses, net	1,266	730	2,624	1,467
Restructuring expenses	1,480	1,043	2,186	8,072
Acquisition-related expenses	(939)	1,731	(125)	4,221
Total operating expenses	163,391	151,451	320,861	310,809
Income from operations	45,202	38,616	91,667	71,042
Other (expense) income:
Interest expense	(15,911)	(18,138)	(31,157)	(36,567)
Interest income and other, net	233	294	550	781
Foreign currency loss, net	(684)	(908)	(1,928)	(2,090)
Total other expense, net	(16,362)	(18,752)	(32,535)	(37,876)
Income before income taxes	28,840	19,864	59,132	33,166
Provision for income taxes	7,767	2,835	15,246	5,191
Net income	$21,073	$17,029	$43,886	$27,975

Earnings per share:
Basic	$0.50	$0.40	$1.04	$0.65
Diluted	$0.50	$0.39	$1.03	$0.63
Weighted average shares outstanding:
Basic	41,901	43,053	42,028	43,154
Diluted	42,310	44,156	42,519	44,522

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
(in thousands)	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Net income	$21,073	$17,029	$43,886	$27,975
Other comprehensive income:
Foreign currency translation adjustments	(1,707)	4,546	(1,231)	3,134
Comprehensive income	$19,366	$21,575	$42,655	$31,109

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders' Equity

	Three Months Ended May 31, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, March 1, 2026	42,075	$421	$398,033	$133,008	$(32,667)	$498,795
Issuance of stock under employee stock purchase plan	223	2	4,870	—	—	4,872
Exercise of stock options	4	—	152	—	—	152
Vesting of RSUs	352	4	(4)	—	—	—
Withholding tax payments related to net issuance of RSUs	(117)	(1)	(2,920)	—	—	(2,921)
Stock-based compensation	—	—	20,509	—	—	20,509
Common stock repurchases and retirements	(1,225)	(13)	(5,010)	(29,667)	—	(34,690)
Net income	—	—	—	21,073	—	21,073
Other comprehensive loss	—	—	—	—	(1,707)	(1,707)
Balance, May 31, 2026	41,312	$413	$415,630	$124,414	$(34,374)	$506,083

	Six Months Ended May 31, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2025	42,336	$423	$383,696	$127,373	$(33,143)	$478,349
Issuance of stock under employee stock purchase plan	286	3	7,171	—	—	7,174
Exercise of stock options	18	—	642	—	—	642
Vesting of RSUs	570	6	(6)	—	—	—
Withholding tax payments related to net issuance of RSUs	(207)	(2)	(6,627)	—	—	(6,629)
Stock-based compensation	—	—	38,983	—	—	38,983
Common stock repurchases and retirements	(1,691)	(17)	(8,229)	(46,845)	—	(55,091)
Net income	—	—	—	43,886	—	43,886
Other comprehensive loss	—	—	—	—	(1,231)	(1,231)
Balance, May 31, 2026	41,312	$413	$415,630	$124,414	$(34,374)	$506,083

	Three Months Ended May 31, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, March 1, 2025	43,022	$430	$353,039	$115,999	$(37,621)	$431,847
Issuance of stock under employee stock purchase plan	119	1	5,206	—	—	5,207
Exercise of stock options	118	2	2,780	—	—	2,782
Vesting of RSUs	290	3	(3)	—	—	—
Withholding tax payments related to net issuance of RSUs	(97)	(1)	(5,459)	—	—	(5,460)
Stock-based compensation	—	—	16,741	—	—	16,741
Common stock repurchases and retirements	(351)	(4)	(10,213)	(9,774)	—	(19,991)
Net income	—	—	—	17,029	—	17,029
Other comprehensive income	—	—	—	—	4,546	4,546
Balance, May 31, 2025	43,101	$431	$362,091	$123,254	$(33,075)	$452,701

	Six Months Ended May 31, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2024	43,361	$434	$354,158	$120,405	$(36,209)	$438,788
Issuance of stock under employee stock purchase plan	176	1	7,402	—	—	7,403
Exercise of stock options	155	2	4,250	—	—	4,252
Vesting of RSUs	477	5	(5)	—	—	—
Withholding tax payments related to net issuance of RSUs	(178)	(2)	(10,099)	—	—	(10,101)
Stock-based compensation	—	—	31,424	—	—	31,424
Common stock repurchases and retirements	(890)	(9)	(25,039)	(25,126)	—	(50,174)
Net income	—	—	—	27,975	—	27,975
Other comprehensive income	—	—	—	—	3,134	3,134
Balance, May 31, 2025	43,101	$431	$362,091	$123,254	$(33,075)	$452,701

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
(in thousands)	May 31, 2026	May 31, 2025
Operating activities:
Net income	$43,886	$27,975
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization of property and equipment	3,258	3,217
Amortization of acquired intangibles and other	69,473	73,532
Amortization of debt discount and issuance costs	2,915	2,028
Stock-based compensation	38,983	31,424
Non-cash lease expense	4,761	5,878
Deferred income taxes	(895)	(6,131)
Credit losses and other sales allowances	7,095	1,991
Changes in operating assets and liabilities:
Accounts receivable	46,057	23,635
Other assets	6,477	3,656
Accounts payable and accrued liabilities	(32,587)	(38,869)
Lease liabilities	(5,402)	(6,988)
Income taxes payable	(3,441)	(1,020)
Deferred revenue	(3,117)	(21,385)
Net cash flows provided by operating activities	177,463	98,943
Investing activities:
Purchases of property and equipment	(4,569)	(1,785)
Payments for acquisitions	—	(1,195)
Net cash flows used in investing activities	(4,569)	(2,980)
Financing activities:
Proceeds from equity plans	8,065	12,760
Payments for taxes related to net share settlements of equity awards	(6,629)	(10,101)
Repurchases of common stock	(55,091)	(50,108)
Dividend equivalent payments to stockholders	(363)	(654)
Repurchases of convertible senior notes	(360,000)	—
Proceeds from revolving line of credit	360,000	—
Repayment of revolving line of credit	(110,000)	(70,000)
Net cash flows used in financing activities	(164,018)	(118,103)
Effect of exchange rate changes on cash and cash equivalents	(705)	6,069
Net increase (decrease) in cash and cash equivalents	8,171	(16,071)
Cash and cash equivalents, beginning of period	94,807	118,077
Cash and cash equivalents, end of period	$102,978	$102,006

Condensed Consolidated Statements of Cash Flows, continued

	Six Months Ended
(in thousands)	May 31, 2026	May 31, 2025
Supplemental disclosure:
Cash paid for income taxes, net of refunds of $1,119 and $1,101 in 2026 and 2025, respectively	$11,020	$6,740
Cash paid for interest	$27,648	$33,387
Non-cash investing and financing activities:
Total fair value of restricted stock awards, restricted stock units, and deferred stock units on date vested	$18,573	$30,075
Operating lease liabilities arising from obtaining right-of-use lease assets	$9,517	$451

See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of Progress Software Corporation ("Progress," the "Company," "we," "us," or "our") included herein are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicated information provided in the Company's latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. In our opinion, the financial statements include all adjustments of a normal recurring nature necessary for fair financial statement presentation. Interim results are not necessarily indicative of the results to be expected for the full year ending November 30, 2026. We have made estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying footnote disclosures. Actual results could differ significantly from these estimates.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnote disclosures included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2025, as filed with the SEC on January 20, 2026 (our "2025 Annual Report").

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

Note 2: Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at May 31, 2026:

		Fair Value Measurements Using
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$778	$778	$—	$—
Liabilities
Foreign exchange derivatives	$(3)	$—	$(3)	$—

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at November 30, 2025:

		Fair Value Measurements Using
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$779	$779	$—	$—
Liabilities
Foreign exchange derivatives	$(95)	$—	$(95)	$—
Contingent consideration	$(1,080)	$—	$—	$(1,080)

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

We classify contingent consideration related to the Nuclia acquisition, which occurred in the third fiscal quarter of 2025, within Level 3 of the fair value hierarchy because the fair value is derived using significant unobservable inputs. We utilized the Monte Carlo simulation method to estimate the fair value of the contingent liability as of the acquisition date, and we have updated the fair value using an income approach in subsequent periods. The fair value of the contingent consideration, which is primarily dependent on the revenue of the acquired business in fiscal 2026, is remeasured each reporting period, with adjustments to fair value recorded as acquisition-related expenses in our condensed consolidated statements of operations. During the quarter ended May 31, 2026, we adjusted the carrying value of the contingent liability to zero. The gain was reported in acquisition-related expenses in the condensed consolidated statements of operations.

The following table reflects the activity for our contingent consideration obligation measured at fair value using Level 3 inputs for the six months ended May 31, 2026:

(in thousands)
Balance, December 1, 2025	$(1,080)
Changes in fair value of contingent consideration	1,080
Balance, May 31, 2026	$—

There were no transfers between levels of the fair value measurement hierarchy during the six months ended May 31, 2026 and 2025.

Assets and Liabilities Not Carried at Fair Value

Fair Value of the Convertible Senior Notes

The following table details the fair value and carrying value of our Convertible Senior Notes that were due and paid in April 2026 and our Convertible Senior Notes due 2030 (together referred to as "the Notes"):

	May 31, 2026		November 30, 2025
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible senior notes due 2026(1)	$—	$—	$359,163	$357,300
Convertible senior notes due 2030(2)	442,147	428,099	441,186	452,295
Total	$442,147	$428,099	$800,349	$809,595
(1) The carrying value of the convertible senior notes due 2026 (the "2026 Notes"), is reflected net of $0.8 million of unamortized debt issuance costs as of November 30, 2025.
(2) The carrying value of the convertible senior notes due 2030 (the "2030 Notes"), is reflected net of $7.9 million and $8.8 million of unamortized debt issuance costs as of May 31, 2026 and November 30, 2025, respectively.

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

Note 3: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes:

	May 31, 2026			November 30, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$403,375	$(269,180)	$134,195	$403,375	$(251,491)	$151,884
Customer-related	777,930	(425,588)	352,342	777,930	(377,368)	400,562
Trademarks and trade names	77,111	(49,069)	28,042	77,111	(45,529)	31,582
Total	$1,258,416	$(743,837)	$514,579	$1,258,416	$(674,388)	$584,028
In the three and six months ended May 31, 2026, amortization expense related to intangible assets was $35.1 million and $69.5 million, respectively. In the three and six months ended May 31, 2025, amortization expense related to intangible assets was $36.6 million and $72.8 million, respectively.

Future amortization expense for intangible assets as of May 31, 2026, is as follows:

(in thousands)
Remainder of 2026	$67,817
2027	112,166
2028	100,582
2029	100,582
2030	72,580
Thereafter	60,852
Total	$514,579
Goodwill

Changes in the carrying amount of goodwill in the six months ended May 31, 2026 are as follows:

(in thousands)
Balance, December 1, 2025	$1,309,054
Measurement period adjustments(1) and other	696
Balance, May 31, 2026	$1,309,750
(1) Represents measurement period adjustments related to Nuclia during fiscal year 2026. Refer to Note 4, Business Combinations for further information.

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

We are required to pay contingent earn-out consideration of up to $5.0 million to former Nuclia shareholders, based on the achievement of certain revenue targets during fiscal year 2026. The fair value of the earn-out liability was determined to be $1.1 million as of the acquisition date. Refer to Note 2, Fair Value Measurements for information regarding changes in the fair value of the earn-out liability, which are recorded as acquisition-related expenses in our condensed consolidated statements of operations.

We have not disclosed the amount of revenues and earnings of Nuclia since acquisition, nor pro forma financial information, as those amounts are not significant to our condensed consolidated financial statements.

Note 5: Debt

As of May 31, 2026 and November 30, 2025, we had the following debt obligations:

(in thousands)	May 31, 2026	November 30, 2025
Current portion of long-term debt:
1.0% convertible senior notes due 2026	$—	$360,000
Unamortized discount and issuance costs for the 2026 Notes	—	(837)
Total current portion of long-term debt	—	359,163
Long-term debt:
3.5% convertible senior notes due 2030	450,000	450,000
Revolving credit facility(1)	850,000	600,000
Total face value of long-term debt	1,300,000	1,050,000
Unamortized discount and issuance costs for the 2030 Notes	(7,853)	(8,814)
Total long-term debt	1,292,147	1,041,186
Total debt	$1,292,147	$1,400,349

(1) Unamortized debt issuance costs related to the revolving credit facility of $9.3 million and $10.4 million are included in other assets on the condensed consolidated balance sheets as of May 31, 2026 and November 30, 2025, respectively.

In April 2026, the Company paid $361.8 million to redeem the outstanding portion of the 2026 Notes, including the outstanding principal amount and accrued interest through the April 2026 maturity date. We funded the redemption through borrowings under our existing revolving credit facility and cash on hand.

In April 2021, in connection with the pricing of the 2026 Notes, the Company entered into privately negotiated capped call transactions (the "2021 Capped Call Transactions") to reduce potential dilution to our common stock upon any conversion of the 2026 Notes and/or offset any potential cash payments the Company was required to make in excess of the principal amount of converted 2026 Notes. The 2021 Capped Call Transactions expired unexercised in April 2026.

During the six months ended May 31, 2026, we repaid $110.00 million on the revolving credit facility. The interest rate as of May 31, 2026 was 5.37%.

Note 6: Common Stock Repurchases

On September 23, 2025, our Board of Directors increased the share repurchase authorization by $200.0 million to an aggregate authorization of $242.2 million. During the three and six months ended May 31, 2026, we repurchased and retired 1.2 million shares for $34.7 million and 1.7 million shares for $54.7 million, respectively. During the three and six months ended May 31, 2025, we repurchased and retired 0.4 million shares for $20.0 million and 0.9 million shares for $50.0 million, respectively. As of May 31, 2026, there was $147.5 million remaining under the current authorization.

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

The following table provides the classification of stock-based compensation as reflected in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
(in thousands)	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Cost of maintenance, SaaS, and professional services	$1,508	$1,560	$3,126	$2,755
Sales and marketing	4,059	3,663	8,142	6,695
Product development	5,847	4,984	11,442	9,394
General and administrative	9,095	6,534	16,273	12,580
Total stock-based compensation	$20,509	$16,741	$38,983	$31,424

Note 8: Revenue Recognition

Timing of Revenue Recognition

Our revenues are derived from licensing our products and from related services, which consist of maintenance, SaaS, and professional services. Information relating to revenue from external customers by revenue type is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Performance obligations transferred at a point in time:
Software licenses	$68,979	$50,795	$136,560	$109,240
Performance obligations transferred over time:
Maintenance	101,222	103,491	201,561	203,026
SaaS	73,005	72,105	143,466	141,515
Professional services	10,259	10,964	19,677	21,589
Total revenue	$253,465	$237,355	$501,264	$475,370

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

	Three Months Ended		Six Months Ended
(in thousands)	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
North America	$162,529	$147,326	$315,218	$301,972
EMEA	70,608	73,039	148,988	139,982
Latin America	5,790	4,853	11,316	9,905
Asia Pacific	14,538	12,137	25,742	23,511
Total revenue	$253,465	$237,355	$501,264	$475,370

No single customer, partner, or country outside the U.S. accounted for more than 10% of our total revenue for the three and six months ended May 31, 2026 or 2025.

Contract Balances

Unbilled Receivables and Contract Assets

As of May 31, 2026, billing of our non-current unbilled receivables is expected to occur as follows:

(in thousands)
2027	$18,542
2028	16,101
2029	9,496
Total	$44,139

Contract assets arise when revenue is recognized in excess of billings and the right to the amount due from customers is conditioned on something other than the passage of time, such as the completion of a related performance obligation. We did not have any net contract assets as of May 31, 2026 or November 30, 2025.

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

As of May 31, 2026, the changes in deferred revenue were as follows:

(in thousands)
Balance, December 1, 2025	$425,079
Billings and other	499,410
Revenue recognized that was deferred in prior periods	(265,282)
Revenue recognized from current period arrangements	(235,982)
Balance, May 31, 2026	$423,225

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of May 31, 2026, transaction price allocated to remaining performance obligations was $518.9 million. We expect to recognize approximately 74% of the revenue within the next year and the remainder thereafter.

Deferred Contract Costs

Certain of our sales incentive programs meet the requirements to be capitalized. Depending upon the sales incentive program and the related revenue arrangement, such capitalized costs are amortized over the longer of (i) the product life, which is generally three to five years; or (ii) the term of the related revenue contract. We determined that a three to five year product life represents the period of benefit that we receive from these incremental costs based on both qualitative and quantitative factors, which include customer contracts, industry norms, and product upgrades. Total deferred contract costs were $5.3 million and $6.5 million as of May 31, 2026 and November 30, 2025, respectively, and are included in other current assets and other assets on our condensed consolidated balance sheets. Amortization of deferred contract costs is included in sales and marketing expense on our condensed consolidated statements of operations and was insignificant in all periods presented.

Note 9: Restructuring

The following table provides a summary of activity for all of our restructuring actions:

(in thousands)	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2025	$2,585	$3,254	$5,839
Costs incurred	1,353	833	2,186
Cash disbursements	(1,653)	(3,504)	(5,157)
Asset impairment	(447)	—	(447)
Translation and other adjustments	(2)	(4)	(6)
Balance, May 31, 2026	$1,836	$579	$2,415

Costs incurred during the three and six months ended May 31, 2026 are primarily related to our restructuring action that commenced in fiscal year 2025 to optimize efficiency, while ensuring alignment with the Company's long-term financial objectives. Cash disbursements for expenses incurred to date under this restructuring are expected to be made through the fourth quarter of fiscal year 2026. The restructuring reserve is included in other accrued liabilities on the condensed consolidated balance sheet as of May 31, 2026. We do not expect to incur additional material expenses in connection with this restructuring.

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

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Net income	$21,073	$17,029	$43,886	$27,975
Weighted average shares outstanding	41,901	43,053	42,028	43,154
Effect of dilution from common stock equivalents	409	1,043	491	1,104
Effect of dilution from if-converted convertible notes	—	60	—	264
Diluted weighted average shares outstanding	42,310	44,156	42,519	44,522

Earnings per share:
Basic	$0.50	$0.40	$1.04	$0.65
Diluted	$0.50	$0.39	$1.03	$0.63

We excluded stock awards representing approximately 4,289,000 and 3,888,000 shares of common stock from the calculation of diluted earnings per share in the three and six months ended May 31, 2026, respectively, as these awards were anti-dilutive. We excluded stock awards representing approximately 776,000 and 586,000 shares of common stock, from the calculation of diluted earnings per share in the three and six months ended May 31, 2025, respectively, as these awards were anti-dilutive.

The dilutive impact of the Notes on our calculation of diluted earnings per share is measured using the if-converted method. However, because the principal amount of the 2026 Notes was settled in cash and the principal amount of the 2030 Notes will be settled in cash, the dilutive impact of applying the if-converted method is limited to the in-the-money portion, if any. During the three and six months ended May 31, 2026, we excluded the Notes in our diluted earnings per share calculation because the conversion feature in the Notes was out of the money. During the three and six months ended May 31, 2025, we included the 2026 Notes in our diluted earnings per share calculation and we excluded the 2030 Notes in our diluted earnings per share calculation because the conversion feature in the 2030 Notes was out of the money.

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

The Company's significant expenses and other segment items are provided in the table below:

	Three Months Ended		Six Months Ended
(in thousands)	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Revenue	$253,465	$237,355	$501,264	$475,370
Costs of revenue (1)	34,426	35,191	67,921	69,805
Sales and marketing (2)	50,282	46,014	98,196	94,278
Product development (2)	42,993	41,586	87,872	83,551
General and administrative (2)	23,141	19,103	42,467	38,680
Stock-based compensation	20,509	16,741	38,983	31,424
Amortization of intangibles	35,105	36,600	69,473	72,830
Other segment items, net (3)	25,936	25,091	52,466	56,827
Net income	$21,073	$17,029	$43,886	$27,975
(1)Excludes amortization of intangibles and stock-based compensation.
(2)Excludes stock-based compensation.
(3)Includes restructuring expenses, acquisition-related expenses, cyber vulnerability response expenses, net, interest expense, interest income and other, net, foreign currency loss, net, and provision for income taxes.

Note 12: Cyber Related Matters

MOVEit Vulnerability

As previously disclosed, on the evening of May 28, 2023, we learned that our MOVEit Transfer (the on-premise version) and MOVEit Cloud (a cloud-hosted version of MOVEit Transfer) products were attacked by a threat actor who compromised and exfiltrated personal data from various customer-controlled MOVEit Transfer environments (the "MOVEit Vulnerability"). As a result of the MOVEit Vulnerability, we are party to certain class action lawsuits filed by individuals who claim to have been impacted by the exfiltration of data from the environments of our MOVEit Transfer customers, which have been centralized in multi-district litigation in the District of Massachusetts (the "MDL"). The MDL has also consolidated an insurance subrogation complaint (where an insurer is seeking recovery for expenses incurred on behalf of its insured in connection with the MOVEit Vulnerability) and, as of the date of this filing, one customer cross-claim. Motions to dismiss were filed and partially granted in July 2025, then further partially granted in January 2026 in response to our motions for reconsideration. In all, the court has dismissed, in whole or in part, 23 of the 33 claims asserted by the bellwether plaintiffs in the MDL. The court has ordered the conclusion of fact discovery by September 29, 2026, and that the filing of class certification briefing will begin on August 28, 2026, and continue into the fourth quarter of 2026. The MDL is not expected to conclude within the next twelve months.

As previously disclosed, we have also cooperated with inquiries and investigations from various governmental authorities, a number of which have been formally closed and, as of the date of this filing, have not resulted in any prosecution or enforcement actions.

Expenses Incurred and Future Costs

During the three and six months ended May 31, 2026, we incurred net costs of approximately $1.3 million and $2.6 million, respectively, related to the MOVEit Vulnerability. The costs recognized are net of insurance recoveries of $2.4 million and $3.4 million for the three and six months ended May 31, 2026, respectively. During the three and six months ended May 31, 2025, we incurred net costs of approximately $0.7 million and $1.5 million, respectively, related to the MOVEit Vulnerability. The costs recognized are net of insurance recoveries of $0.6 million and $1.3 million for the three and six months ended May 31, 2025, respectively. The timing of recognizing insurance recoveries may differ from the timing of recognizing the associated expenses.

We expect to continue to incur legal and professional services expenses associated with the MOVEit Vulnerability in future periods. We will recognize these expenses as services are received, net of insurance recoveries. While a loss from these matters is reasonably possible, we cannot reasonably estimate a range of possible losses at this time, particularly while the foregoing matters remain ongoing. Furthermore, with respect to the MDL, alleged damages have not been specified, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved. With respect to the governmental inquiries and investigations, we are currently unable to reasonably estimate any possible adverse judgments, settlements, fines, or penalties. Therefore, we have not recorded a loss contingency liability for the MOVEit Vulnerability as of May 31, 2026.

Insurance Coverage

During the period when the MOVEit Vulnerability occurred, we maintained $15.0 million of cybersecurity insurance coverage, which has reduced our exposure to expenses and liabilities arising from these events. As of May 31, 2026, we have approximately $1.1 million of remaining cybersecurity insurance coverage under the applicable policy. We will pursue recoveries to the maximum extent available under our insurance policies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain information that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended; Section 21E of the Securities Exchange Act of 1934, as amended; and the Private Securities Litigation Reform Act of 1995. Whenever we use words such as "believe," "may," "could," "would," "might," "should," "expect," "intend," "plan," "estimate," "target," "anticipate" and negatives and derivatives of these or similar expressions, or when we make statements concerning future financial results, product offerings, or other events that have not yet occurred, we are making forward-looking statements. Actual future results may differ materially from those contained in or implied by our forward-looking statements due to various factors which are more fully described in Part I, Item 1A. Risk Factors in our 2025 Annual Report as well as any risk factors described in Part II, Item 1A of this Quarterly Report on Form 10-Q. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure you that we have identified all possible issues that we might face. We undertake no obligation to update any forward-looking statements that we make.

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

Results of Operations

Revenue

	Three Months Ended		Percentage Change
(in thousands)	May 31, 2026	May 31, 2025	As Reported	Constant Currency
Revenue	$253,465	$237,355	7%	6%

	Six Months Ended		Percentage Change
(in thousands)	May 31, 2026	May 31, 2025	As Reported	Constant Currency
Revenue	$501,264	$475,370	5%	4%

Total revenue increased in the second quarter of fiscal year 2026 as compared to the same period last year primarily due to increases in license sales as well as a positive impact from foreign currency exchange, while maintenance, SaaS, and professional services were essentially unchanged from prior periods.

Software Licenses Revenue

	Three Months Ended		Percentage Change
(in thousands)	May 31, 2026	May 31, 2025	As Reported	Constant Currency
Software licenses	$68,979	$50,795	36%	34%
As a percentage of total revenue	27%	21%

	Six Months Ended		Percentage Change
(in thousands)	May 31, 2026	May 31, 2025	As Reported	Constant Currency
Software licenses	$136,560	$109,240	25%	22%
As a percentage of total revenue	27%	23%

Software licenses revenue increased in the second quarter of fiscal year 2026 primarily due to increases in our DataDirect, Chef, and MarkLogic product offerings. Software licenses revenue increased in the first six months of fiscal year 2026 primarily due to increases in our DataDirect, MarkLogic, and OpenEdge product offerings.

Maintenance, SaaS, and Professional Services Revenue

	Three Months Ended		Percentage Change
(in thousands)	May 31, 2026	May 31, 2025	As Reported	Constant Currency
Maintenance	$101,222	$103,491	(2)%	(4)%
As a percentage of total revenue	40%	44%
SaaS	73,005	72,105	1%	1%
As a percentage of total revenue	29%	30%
Professional services	10,259	10,964	(6)%	(7)%
As a percentage of total revenue	4%	5%
Total maintenance, SaaS, and professional services	$184,486	$186,560	(1)%	(2)%
As a percentage of total revenue	73%	79%

	Six Months Ended		Percentage Change
(in thousands)	May 31, 2026	May 31, 2025	As Reported	Constant Currency
Maintenance	$201,561	$203,026	(1)%	(3)%
As a percentage of total revenue	40%	43%
SaaS	143,466	141,515	1%	1%
As a percentage of total revenue	29%	30%
Professional services	19,677	21,589	(9)%	(10)%
As a percentage of total revenue	4%	5%
Total maintenance, SaaS, and professional services	$364,704	$366,130	—%	(2)%
As a percentage of total revenue	73%	77%

Maintenance and SaaS revenue were essentially unchanged from prior periods. Professional services revenue decreased across multiple product offerings as compared to the same periods last year.

Cost of Software Licenses

	Three Months Ended			Six Months Ended
(in thousands)	May 31, 2026	May 31, 2025	Percentage Change	May 31, 2026	May 31, 2025	Percentage Change
Cost of software licenses	$3,675	$2,987	23%	$6,688	$5,912	13%
As a percentage of software licenses revenue	5%	6%		5%	5%

Cost of software licenses consists primarily of royalties, electronic software distribution, duplication, and packaging. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix. The increases in the second quarter and first six months of fiscal year 2026 compared to the same periods last year were related to increased royalty costs.

Cost of Maintenance, SaaS, and Professional Services

	Three Months Ended			Six Months Ended
(in thousands)	May 31, 2026	May 31, 2025	Percentage Change	May 31, 2026	May 31, 2025	Percentage Change
Cost of maintenance, SaaS, and professional services	$32,259	$33,764	(4)%	$64,359	$66,648	(3)%
As a percentage of maintenance, SaaS, and professional services revenue	17%	18%		18%	18%

Cost of maintenance, SaaS, and professional services consist primarily of hosting costs, and personnel-related costs attributable to customer support, cloud operations, consulting, and education. The decreases in all periods shown are primarily due to decreased contractors and headcount related costs in fiscal year 2026.

Amortization of Acquired Intangibles – Costs of Revenue

	Three Months Ended			Six Months Ended
(in thousands)	May 31, 2026	May 31, 2025	Percentage Change	May 31, 2026	May 31, 2025	Percentage Change
Amortization of acquired intangibles	$8,938	$10,537	(15)%	$17,689	$20,959	(16)%
As a percentage of total revenue	4%	4%		4%	4%

Amortization of acquired intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. The year-over-year decreases in all periods shown are due to the run-off of existing intangible assets over the period.

Sales and Marketing

	Three Months Ended			Six Months Ended
(in thousands)	May 31, 2026	May 31, 2025	Percentage Change	May 31, 2026	May 31, 2025	Percentage Change
Sales and marketing	$54,341	$49,677	9%	$106,338	$100,973	5%
As a percentage of total revenue	21%	21%		21%	21%

Sales and marketing expenses increased in all periods presented due to increased personnel-related costs, partially offset by lower marketing and sales events costs. These costs as a percentage of total revenue were 21% in all periods presented.

Product Development

	Three Months Ended			Six Months Ended
(in thousands)	May 31, 2026	May 31, 2025	Percentage Change	May 31, 2026	May 31, 2025	Percentage Change
Product development	$48,840	$46,570	5%	$99,314	$92,945	7%
As a percentage of total revenue	19%	20%		20%	20%

Product development expenses increased in all periods presented primarily due to increased personnel-related costs.

General and Administrative

	Three Months Ended			Six Months Ended
(in thousands)	May 31, 2026	May 31, 2025	Percentage Change	May 31, 2026	May 31, 2025	Percentage Change
General and administrative	$32,236	$25,637	26%	$58,740	$51,260	15%
As a percentage of total revenue	13%	11%		12%	11%

General and administrative expenses include the costs of our finance, human resources, legal, information systems, and administrative departments. The increases in all periods shown was due to higher stock-based compensation expense and additional reserves related to our receivables, partially offset by lower contractors and outside services costs.

Amortization of Acquired Intangibles – Operating Expenses

	Three Months Ended			Six Months Ended
(in thousands)	May 31, 2026	May 31, 2025	Percentage Change	May 31, 2026	May 31, 2025	Percentage Change
Amortization of acquired intangibles	$26,167	$26,063	—%	$51,784	$51,871	—%
As a percentage of total revenue	10%	11%		10%	11%

Amortization of acquired intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of acquired intangibles decreased in all periods shown due to the run-off of existing intangible assets over the period.

Cyber Vulnerability Response Expenses, Net

	Three Months Ended			Six Months Ended
(in thousands)	May 31, 2026	May 31, 2025	Percentage Change	May 31, 2026	May 31, 2025	Percentage Change
Cyber vulnerability response expenses, net	$1,266	$730	73%	$2,624	$1,467	79%
As a percentage of total revenue	—%	—%		1%	—%

Since the discovery of the MOVEit Vulnerability that was disclosed on June 5, 2023, we have incurred expenses and will incur future costs related to the MOVEit Vulnerability. Such costs and expenses are net of received insurance recoveries. Please refer to Note 12, Cyber Related Matters for additional details, and updates regarding the MOVEit Vulnerability.

Restructuring Expenses

	Three Months Ended			Six Months Ended
(in thousands)	May 31, 2026	May 31, 2025	Percentage Change	May 31, 2026	May 31, 2025	Percentage Change
Restructuring expenses	$1,480	$1,043	42%	$2,186	$8,072	(73)%
As a percentage of total revenue	1%	—%		—%	2%

Restructuring expenses recorded in the second quarter and first six months of fiscal year 2026 primarily relate to the headcount reduction action in November 2025, and facility closures in other existing restructuring actions. Restructuring expenses recorded in the second quarter and first six months of fiscal year 2025 primarily relate to headcount reductions and a facility closure in connection with the restructuring action related to the ShareFile acquisition in November 2024. See Note 9, Restructuring for additional details, including types of expenses incurred and the timing of future expenses and cash payments.

Acquisition-Related Expenses

	Three Months Ended			Six Months Ended
(in thousands)	May 31, 2026	May 31, 2025	Percentage Change	May 31, 2026	May 31, 2025	Percentage Change
Acquisition-related expenses	$(939)	$1,731	(154)%	$(125)	$4,221	(103)%
As a percentage of total revenue	—%	1%		—%	1%

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of business combinations. These costs consist of professional service fees, including third-party legal and valuation-related fees. The decrease in acquisition-related expenses in the second quarter of and first six months fiscal year 2026 are due to the fair value adjustment related to the contingent earn-out to former Nuclia shareholders. See Note 4, Business Combinations, acquisition-related expenses in the same period of fiscal year 2025 were primarily related to our acquisition of ShareFile.

Other (Expense) Income

	Three Months Ended			Six Months Ended
(in thousands)	May 31, 2026	May 31, 2025	Percentage Change	May 31, 2026	May 31, 2025	Percentage Change
Interest expense	$(15,911)	$(18,138)	(12)%	$(31,157)	$(36,567)	(15)%
Interest income and other, net	233	294	(21)%	550	781	(30)%
Foreign currency loss, net	(684)	(908)	(25)%	(1,928)	(2,090)	(8)%
Total other expense, net	$(16,362)	$(18,752)	13%	$(32,535)	$(37,876)	14%
As a percentage of total revenue	(6)%	(8)%		(6)%	(8)%

Total other expense, net, decreased in the second quarter and first six months of fiscal year 2026 due to a lower weighted average balance and interest rate on our revolving line of credit as compared to the same periods last year. These decreases in interest expense were partially offset by the redemption of our 2026 Notes in April, which was funded by drawing on our revolving line of credit that carries a higher interest rate than the Notes. Refer to Note 5, Debt for further discussion. Foreign currency loss decreased year-over-year due to rate volatility and timing of intercompany and hedge settlement activities.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
(in thousands)	May 31, 2026	May 31, 2025	Percentage Change	May 31, 2026	May 31, 2025	Percentage Change
Provision for income taxes	$7,767	$2,835	174%	$15,246	$5,191	194%
As a percentage of income before income taxes	27%	14%		26%	16%

Our effective tax rate was 27% and 14% in the second fiscal quarters of 2026 and 2025, respectively. The increase in the effective rate is primarily due to changes in the jurisdictional mix of earnings, including the proportion of U.S. versus non-U.S. income, and discrete tax expense of $0.8 million in the second fiscal quarter of 2026 compared to a discrete tax benefit of $1.1 million in the second fiscal quarter of 2025.

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

Our ARR was $868 million and $850 million as of May 31, 2026 and 2025, respectively, which is an increase of 2% year-over-year.

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

Liquidity and Capital Resources

Cash and Cash Equivalents

(in thousands)	May 31, 2026	November 30, 2025
Cash and cash equivalents	$102,978	$94,807

The increase in cash and cash equivalents of $8.2 million from the end of fiscal year 2025 was due to cash inflows from operations of $177.5 million. The cash inflows described above were offset by cash outflows of $110.0 million to pay down the revolving line of credit, repurchases of common stock of $55.1 million, and purchases of property and equipment of $4.6 million. Except as described below, there are no limitations on our ability to access our cash and cash equivalents.

As of May 31, 2026, $70.0 million of our cash and cash equivalents was held by our foreign subsidiaries. The Company has determined that a substantial portion of unremitted foreign earnings are no longer indefinitely reinvested. As a result of this, we plan to utilize worldwide cash based on the needs of the parent entity. These amounts will be repatriated as needed. Deferred taxes are recorded for earnings of our foreign operations that we determine are not indefinitely reinvested.

	Six Months Ended
(in thousands)	May 31, 2026	May 31, 2025
Net cash flows provided by operating activities	$177,463	$98,943
Net cash flows used in investing activities	$(4,569)	$(2,980)
Net cash flows used in financing activities	$(164,018)	$(118,103)

Cash Flows Provided by Operating Activities

The increase in cash generated from operations in the first six months of fiscal year 2026, as compared to the same period last year, was primarily attributable to higher collections, increased income from operations, and lower interest expense.

Our gross accounts receivable as of May 31, 2026, decreased by $72.0 million from the end of fiscal year 2025. Our days sales outstanding ("DSO") in accounts receivable was 49 days in the second quarter of fiscal year 2026 compared to 53 days and 73 days in the second and fourth fiscal quarters of 2025, respectively, due to the timing of billings and collections.

Cash Flows Used in Investing Activities

Net cash outflows and inflows of our net investment activity are generally a result of capital expenditures as well as the timing of acquisitions. In the first six months of fiscal year 2026, we purchased $4.6 million of property and equipment. In the second quarter of fiscal year 2025 we had $1.8 million of purchases of property and equipment and a payment of $1.2 million related to the acquisition of ShareFile.

Cash Flows Used in Financing Activities

We repurchased $55.1 million of our common stock under our share repurchase plan in the first six months of fiscal year 2026 as compared to $50.1 million in the same period of the prior year. Further, we received proceeds from our revolving line of credit of $360.0 million which we used to repurchase our convertible senior note for $360.0 million, and additionally we made payments on our revolving line of credit of $110.0 million through the second quarter of fiscal year 2026 as compared to $70.0 million in the same period of fiscal year 2025.

Share Repurchases

On September 23, 2025, our Board of Directors increased the share repurchase authorization by $200.0 million to an aggregate authorization of $242.2 million. During the three and six months ended May 31, 2026, we repurchased and retired 1.2 million shares for $34.7 million and 1.7 million shares for $54.7 million, respectively. During the three and six months ended May 31, 2025, we repurchased and retired 0.4 million shares for $20.0 million and 0.9 million shares for $50.0 million, respectively. The shares were repurchased in both periods as part of the share repurchase program as authorized by our Board of Directors. As of May 31, 2026, there was $147.5 million remaining under the current authorization.

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

Legal and Other Regulatory Matters

MOVEit Vulnerability

As previously disclosed, on the evening of May 28, 2023, we learned that our MOVEit Transfer (the on-premise version) and MOVEit Cloud (a cloud-hosted version of MOVEit Transfer) products were attacked by a threat actor who compromised and exfiltrated personal data from various customer-controlled MOVEit Transfer environments. As a result of the MOVEit Vulnerability, we are party to certain class action lawsuits filed by individuals who claim to have been impacted by the exfiltration of data from the environments of our MOVEit Transfer customers, which have been centralized in the MDL. The MDL has also consolidated an insurance subrogation complaint (where an insurer is seeking recovery for expenses incurred on behalf of its insured in connection with the MOVEit Vulnerability) and, as of the date of this filing, one customer cross-claim. Motions to dismiss were filed and partially granted in July 2025, then further partially granted in January 2026 in response to our motions for reconsideration. In all, the court has dismissed, in whole or in part, 23 of the 33 claims asserted by the bellwether plaintiffs in the MDL. The court has ordered the conclusion of fact discovery by September 29, 2026, and that the filing of class certification briefing will begin on August 28, 2026, and continue into the fourth quarter of 2026. The MDL is not expected to conclude within the next twelve months. As previously disclosed, we have also cooperated with inquiries and investigations from various governmental authorities, a number of which have been formally closed and, as of the date of this filing, have not resulted in any prosecution or enforcement actions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the first six months of fiscal year 2026, with the exception of repayments on our revolving credit facility, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our 2025 Annual Report, for a more complete discussion of the market risks we encounter.

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

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 31, 2026.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended May 31, 2026 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

Information related to the repurchases of our common stock by month in the second quarter of fiscal year 2026 is as follows:

(in thousands, except per share and share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Period
March 2026	—	$—	—	$182,220
April 2026	729,071	28.05	729,071	161,754
May 2026	496,183	28.65	496,183	147,529
Total	1,225,254	$28.29	1,225,254	$147,529

On September 23, 2025, our Board of Directors increased the share repurchase authorization by $200.0 million to an aggregate authorization of $242.2 million. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand, or discontinue the repurchase program at any time. As of May 31, 2026, there was $147.5 million remaining under the current authorization.

Item 5. Other Information

(c) Insider Adoption or Termination of Trading Arrangements

During the second quarter of fiscal year 2026, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.1**	Progress Software Corporation 1991 Employee Stock Purchase Plan, as amended and restated				X
10.2**	Progress Software Corporation 2008 Stock Option and Incentive Plan, as amended and restated				X
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Yogesh K. Gupta				X
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Anthony Folger				X
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101*	The following materials from Progress Software Corporation's Quarterly Report on Form 10-Q for the three and six months ended May 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of May 31, 2026 and November 30, 2025; (ii) Condensed Consolidated Statements of Operations for the three and six months ended May 31, 2026 and 2025; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended May 31, 2026 and 2025; (iv) Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended May 31, 2026 and 2025; (v) Condensed Consolidated Statements of Cash Flows for the six months ended May 31, 2026 and 2025; and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith
**	Management contract or compensatory plan or arrangement in which an executive officer or director of Progress Software Corporation participates.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	June 30, 2026	/s/ YOGESH K. GUPTA
Yogesh K. Gupta
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	June 30, 2026	/s/ ANTHONY FOLGER
Anthony Folger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	June 30, 2026	/s/ DOMENIC LOCOCO
Domenic LoCoco
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)