Form 10-Q
period 2026-08-31
PROGRESS SOFTWARE CORP /MA
filed 2026-09-30
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of September 28, 2026, there were 40,874,192 shares of the registrant's common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(in thousands, except share data)	August 31, 2026	November 30, 2025
Assets
Current assets:
Cash and cash equivalents	$113,653	$94,807
Accounts receivable, net	118,811	195,783
Unbilled receivables, current portion	50,158	46,599
Other current assets	47,376	62,776
Total current assets	329,998	399,965
Unbilled receivables, non-current portion	39,413	29,950
Property and equipment, net	15,263	13,694
Intangible assets, net	479,473	584,028
Goodwill	1,309,737	1,309,054
Right-of-use lease assets	29,751	25,842
Deferred tax assets	83,829	77,442
Other assets	15,129	17,683
Total assets	$2,302,593	$2,457,658
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,155	$15,934
Accrued compensation and related payroll taxes	54,089	71,804
Deferred revenue, current portion	311,936	324,750
Convertible senior notes, current portion, net	—	359,163
Operating lease liabilities, current portion	7,750	8,490
Other accrued liabilities	30,698	29,593
Total current liabilities	414,628	809,734
Long-term debt	790,000	600,000
Convertible senior notes, non-current portion, net	442,635	441,186
Operating lease liabilities, non-current portion	24,648	21,077
Deferred revenue, non-current portion	94,531	100,329
Deferred tax liabilities	1,156	1,158
Other non-current liabilities	5,017	5,825
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; authorized, 10,000,000 shares; issued, none	—	—
Common stock, $0.01 par value; authorized, 200,000,000 shares; issued and outstanding, 40,952,367 shares in 2026 and 42,335,700 shares in 2025	410	423
Additional paid-in capital	431,713	383,696
Retained earnings	133,365	127,373
Accumulated other comprehensive loss	(35,510)	(33,143)
Total stockholders' equity	529,978	478,349
Total liabilities and stockholders' equity	$2,302,593	$2,457,658

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
Revenue:
Software licenses	$63,556	$63,437	$200,116	$172,677
Maintenance, SaaS, and professional services	182,449	186,358	547,153	552,488
Total revenue	246,005	249,795	747,269	725,165
Costs of revenue:
Cost of software licenses	2,715	2,833	9,403	8,745
Cost of maintenance, SaaS, and professional services	30,815	33,919	95,174	100,567
Amortization of acquired intangibles	8,937	10,784	26,626	31,743
Total costs of revenue	42,467	47,536	131,203	141,055
Gross profit	203,538	202,259	616,066	584,110
Operating expenses:
Sales and marketing	50,462	51,850	156,800	152,823
Product development	46,054	49,432	145,368	142,377
General and administrative	26,781	28,308	85,521	79,568
Amortization of acquired intangibles	26,162	26,415	77,946	78,286
Cyber vulnerability response expenses, net	3,455	659	6,079	2,126
Restructuring expenses	146	907	2,332	8,979
Acquisition-related expenses	3,928	814	3,803	5,035
Total operating expenses	156,988	158,385	477,849	469,194
Income from operations	46,550	43,874	138,217	114,916
Other (expense) income:
Interest expense	(16,907)	(17,737)	(48,064)	(54,304)
Interest income and other, net	757	260	1,307	1,041
Foreign currency loss, net	(867)	(191)	(2,795)	(2,281)
Total other expense, net	(17,017)	(17,668)	(49,552)	(55,544)
Income before income taxes	29,533	26,206	88,665	59,372
Provision for income taxes	6,757	6,793	22,003	11,984
Net income	$22,776	$19,413	$66,662	$47,388

Earnings per share:
Basic	$0.55	$0.45	$1.60	$1.10
Diluted	$0.55	$0.44	$1.58	$1.07
Weighted average shares outstanding:
Basic	41,061	42,988	41,706	43,099
Diluted	41,478	43,717	42,172	44,253

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
(in thousands)	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
Net income	$22,776	$19,413	$66,662	$47,388
Other comprehensive income:
Foreign currency translation adjustments	(1,136)	654	(2,367)	3,788
Comprehensive income	$21,640	$20,067	$64,295	$51,176

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders' Equity

	Three Months Ended August 31, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, June 1, 2026	41,312	$413	$415,630	$124,414	$(34,374)	$506,083
Issuance of stock under employee stock purchase plan	114	1	2,426	—	—	2,427
Exercise of stock options	16	1	619	—	—	620
Stock-based compensation	—	—	16,079	—	—	16,079
Common stock repurchases and retirements	(490)	(5)	(3,041)	(13,825)	—	(16,871)
Net income	—	—	—	22,776	—	22,776
Other comprehensive loss	—	—	—	—	(1,136)	(1,136)
Balance, August 31, 2026	40,952	$410	$431,713	$133,365	$(35,510)	$529,978

	Nine Months Ended August 31, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2025	42,336	$423	$383,696	$127,373	$(33,143)	$478,349
Issuance of stock under employee stock purchase plan	400	4	9,597	—	—	9,601
Exercise of stock options	34	1	1,261	—	—	1,262
Vesting of RSUs	570	6	(6)	—	—	—
Withholding tax payments related to net issuance of RSUs	(207)	(2)	(6,627)	—	—	(6,629)
Stock-based compensation	—	—	55,062	—	—	55,062
Common stock repurchases and retirements	(2,181)	(22)	(11,270)	(60,670)	—	(71,962)
Net income	—	—	—	66,662	—	66,662
Other comprehensive loss	—	—	—	—	(2,367)	(2,367)
Balance, August 31, 2026	40,952	$410	$431,713	$133,365	$(35,510)	$529,978

	Three Months Ended August 31, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance, June 1, 2025	43,101	$431	$362,091	$123,254	$(33,075)	$452,701
Issuance of stock under employee stock purchase plan	74	1	3,600	—	—	3,601
Exercise of stock options	15	—	337	—	—	337
Withholding tax payments related to net issuance of RSUs	(2)	—	—	—	—	—
Stock-based compensation	—	—	15,970	—	—	15,970
Common stock repurchases and retirements	(283)	(3)	(10,375)	(4,616)	—	(14,994)
Net income	—	—	—	19,413	—	19,413
Other comprehensive income	—	—	—	—	654	654
Balance, August 31, 2025	42,905	$429	$371,623	$138,051	$(32,421)	$477,682

	Nine Months Ended August 31, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2024	43,361	$434	$354,158	$120,405	$(36,209)	$438,788
Issuance of stock under employee stock purchase plan	250	2	11,002	—	—	11,004
Exercise of stock options	170	2	4,587	—	—	4,589
Vesting of RSUs	477	5	(5)	—	—	—
Withholding tax payments related to net issuance of RSUs	(180)	(2)	(10,099)	—	—	(10,101)
Stock-based compensation	—	—	47,394	—	—	47,394
Common stock repurchases and retirements	(1,173)	(12)	(35,414)	(29,742)	—	(65,168)
Net income	—	—	—	47,388	—	47,388
Other comprehensive income	—	—	—	—	3,788	3,788
Balance, August 31, 2025	42,905	$429	$371,623	$138,051	$(32,421)	$477,682

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
(in thousands)	August 31, 2026	August 31, 2025
Operating activities:
Net income	$66,662	$47,388
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization of property and equipment	4,567	4,753
Amortization of acquired intangibles and other	104,572	111,081
Amortization of debt discount and issuance costs	3,961	3,064
Stock-based compensation	55,062	47,394
Non-cash lease expense	7,082	8,749
Deferred income taxes	(6,454)	(12,884)
Credit losses and other sales allowances	9,991	3,510
Changes in operating assets and liabilities:
Accounts receivable	55,074	9,129
Other assets	16,265	4,575
Accounts payable and accrued liabilities	(19,691)	(15,016)
Lease liabilities	(8,159)	(9,533)
Income taxes payable	(4,152)	1,131
Deferred revenue	(19,306)	(30,952)
Net cash flows provided by operating activities	265,474	172,389
Investing activities:
Purchases of property and equipment	(6,264)	(2,840)
Payments for acquisitions, net of cash acquired	—	(20,653)
Net cash flows used in investing activities	(6,264)	(23,493)
Financing activities:
Proceeds from equity plans	10,673	16,040
Payments for taxes related to net share settlements of equity awards	(6,629)	(10,101)
Repurchases of common stock	(71,962)	(65,108)
Dividend equivalent payments to stockholders	(368)	(654)
Repurchases of convertible senior notes	(360,000)	—
Proceeds from revolving line of credit	360,000	—
Repayment of revolving line of credit	(170,000)	(110,000)
Payment of credit facility debt issuance costs	—	(5,961)
Net cash flows used in financing activities	(238,286)	(175,784)
Effect of exchange rate changes on cash and cash equivalents	(2,078)	7,819
Net increase (decrease) in cash and cash equivalents	18,846	(19,069)
Cash and cash equivalents, beginning of period	94,807	118,077
Cash and cash equivalents, end of period	$113,653	$99,008

Condensed Consolidated Statements of Cash Flows, continued

	Nine Months Ended
(in thousands)	August 31, 2026	August 31, 2025
Supplemental disclosure:
Cash paid for income taxes, net of refunds of $1,127 and $1,875 in 2026 and 2025, respectively	$17,414	$13,412
Cash paid for interest	$39,414	$44,202
Non-cash investing and financing activities:
Total fair value of restricted stock awards, restricted stock units, and deferred stock units on date vested	$18,573	$30,075
Operating lease liabilities arising from obtaining right-of-use lease assets	$9,733	$2,918
Contingent consideration payable in Nuclia acquisition	$—	$1,080

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

Note 2: Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at August 31, 2026:

		Fair Value Measurements Using
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$776	$776	$—	$—
Liabilities
Foreign exchange derivatives	$(126)	$—	$(126)	$—

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at November 30, 2025:

		Fair Value Measurements Using
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$779	$779	$—	$—
Liabilities
Foreign exchange derivatives	$(95)	$—	$(95)	$—
Contingent consideration	$(1,080)	$—	$—	$(1,080)

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

We classify contingent consideration related to the Nuclia acquisition, which occurred in the third fiscal quarter of 2025, within Level 3 of the fair value hierarchy because the fair value is derived using significant unobservable inputs. We utilized the Monte Carlo simulation method to estimate the fair value of the contingent liability as of the acquisition date, and we have updated the fair value using an income approach in subsequent periods. The fair value of the contingent consideration, which is primarily dependent on the revenue of the acquired business in fiscal 2026, is remeasured each reporting period, with adjustments to fair value recorded as acquisition-related expenses in our condensed consolidated statements of operations. During the fiscal quarter ended May 31, 2026, we adjusted the carrying value of the contingent liability to zero. The gain was reported in acquisition-related expenses in the condensed consolidated statements of operations.

The following table reflects the activity for our contingent consideration obligation measured at fair value using Level 3 inputs for the nine months ended August 31, 2026:

(in thousands)
Balance, December 1, 2025	$(1,080)
Changes in fair value of contingent consideration	1,080
Balance, August 31, 2026	$—

There were no transfers between levels of the fair value measurement hierarchy during the nine months ended August 31, 2026 and 2025.

Assets and Liabilities Not Carried at Fair Value

Fair Value of the Convertible Senior Notes

The following table details the fair value and carrying value of our Convertible Senior Notes that were due and paid in April 2026 and our Convertible Senior Notes due 2030 (together referred to as "the Notes"):

	August 31, 2026		November 30, 2025
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible senior notes due 2026(1)	$—	$—	$359,163	$357,300
Convertible senior notes due 2030(2)	442,635	454,955	441,186	452,295
Total	$442,635	$454,955	$800,349	$809,595
(1) The carrying value of the convertible senior notes due 2026 (the "2026 Notes"), is reflected net of $0.8 million of unamortized debt issuance costs as of November 30, 2025.
(2) The carrying value of the convertible senior notes due 2030 (the "2030 Notes"), is reflected net of $7.4 million and $8.8 million of unamortized debt issuance costs as of August 31, 2026 and November 30, 2025, respectively.

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

Note 3: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes:

	August 31, 2026			November 30, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$403,375	$(278,116)	$125,259	$403,375	$(251,491)	$151,884
Customer-related	777,930	(449,970)	327,960	777,930	(377,368)	400,562
Trademarks and trade names	77,111	(50,857)	26,254	77,111	(45,529)	31,582
Total	$1,258,416	$(778,943)	$479,473	$1,258,416	$(674,388)	$584,028
In the three and nine months ended August 31, 2026, amortization expense related to intangible assets was $35.1 million and $104.6 million, respectively. In the three and nine months ended August 31, 2025, amortization expense related to intangible assets was $37.2 million and $110.0 million, respectively.

Future amortization expense for intangible assets as of August 31, 2026, is as follows:

(in thousands)
Remainder of 2026	$32,710
2027	112,166
2028	100,582
2029	100,582
2030	72,580
Thereafter	60,853
Total	$479,473
Goodwill

Changes in the carrying amount of goodwill in the nine months ended August 31, 2026 are as follows:

(in thousands)
Balance, December 1, 2025	$1,309,054
Measurement period adjustments(1) and other	683
Balance, August 31, 2026	$1,309,737
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

Note 5: Debt

As of August 31, 2026 and November 30, 2025, we had the following debt obligations:

(in thousands)	August 31, 2026	November 30, 2025
Current portion of long-term debt:
1.0% convertible senior notes due 2026	$—	$360,000
Unamortized discount and issuance costs for the 2026 Notes	—	(837)
Total current portion of long-term debt	—	359,163
Long-term debt:
3.5% convertible senior notes due 2030	450,000	450,000
Revolving credit facility(1)	790,000	600,000
Total face value of long-term debt	1,240,000	1,050,000
Unamortized discount and issuance costs for the 2030 Notes	(7,365)	(8,814)
Total long-term debt	1,232,635	1,041,186
Total debt	$1,232,635	$1,400,349

(1) Unamortized debt issuance costs related to the revolving credit facility of $8.7 million and $10.4 million are included in other assets on the condensed consolidated balance sheets as of August 31, 2026 and November 30, 2025, respectively.

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

During the nine months ended August 31, 2026, we repaid $170.0 million on the revolving credit facility. The interest rate as of August 31, 2026 was 5.44%.

Note 6: Common Stock Repurchases

On September 23, 2025, our Board of Directors increased the share repurchase authorization by $200.0 million to an aggregate authorization of $242.2 million. During the three and nine months ended August 31, 2026, we repurchased and retired 0.5 million shares for $16.9 million and 2.2 million shares for $71.6 million, respectively. During the three and nine months ended August 31, 2025, we repurchased and retired 0.3 million shares for $15.0 million and 1.2 million shares for $65.1 million, respectively. As of August 31, 2026, there was $130.7 million remaining under the current authorization.

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

The following table provides the classification of stock-based compensation as reflected in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(in thousands)	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
Cost of maintenance, SaaS, and professional services	$1,411	$1,486	$4,537	$4,241
Sales and marketing	3,385	3,275	11,527	9,970
Product development	4,805	4,709	16,247	14,103
General and administrative	6,478	6,500	22,751	19,080
Total stock-based compensation	$16,079	$15,970	$55,062	$47,394

Note 8: Revenue Recognition

Timing of Revenue Recognition

Our revenues are derived from licensing our products and from related services, which consist of maintenance, SaaS, and professional services. Information relating to revenue from external customers by revenue type is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
Performance obligations transferred at a point in time:
Software licenses	$63,556	$63,437	$200,116	$172,677
Performance obligations transferred over time:
Maintenance	100,016	104,849	301,577	307,875
SaaS	72,623	71,512	216,089	213,027
Professional services	9,810	9,997	29,487	31,586
Total revenue	$246,005	$249,795	$747,269	$725,165

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

	Three Months Ended		Nine Months Ended
(in thousands)	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
North America	$159,357	$163,404	$474,575	$465,376
EMEA	68,994	68,339	217,982	208,321
Latin America	6,456	6,221	17,772	16,126
Asia Pacific	11,198	11,831	36,940	35,342
Total revenue	$246,005	$249,795	$747,269	$725,165

No single customer, partner, or country outside the U.S. accounted for more than 10% of our total revenue for the three and nine months ended August 31, 2026 or 2025.

Contract Balances

Unbilled Receivables and Contract Assets

As of August 31, 2026, billing of our non-current unbilled receivables is expected to occur as follows:

(in thousands)
2027	$8,999
2028	20,813
2029	9,601
Total	$39,413

Contract assets arise when revenue is recognized in excess of billings and the right to the amount due from customers is conditioned on something other than the passage of time, such as the completion of a related performance obligation. We did not have any net contract assets as of August 31, 2026 or November 30, 2025.

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

As of August 31, 2026, the changes in deferred revenue were as follows:

(in thousands)
Balance, December 1, 2025	$425,079
Billings and other	728,657
Revenue recognized that was deferred in prior periods	(342,207)
Revenue recognized from current period arrangements	(405,062)
Balance, August 31, 2026	$406,467

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of August 31, 2026, transaction price allocated to remaining performance obligations was $497.8 million. We expect to recognize approximately 75% of the revenue within the next year and the remainder thereafter.

Deferred Contract Costs

Certain of our sales incentive programs meet the requirements to be capitalized. Depending upon the sales incentive program and the related revenue arrangement, such capitalized costs are amortized over the longer of (i) the product life, which is generally three to five years; or (ii) the term of the related revenue contract. We determined that a three to five year product life represents the period of benefit that we receive from these incremental costs based on both qualitative and quantitative factors, which include customer contracts, industry norms, and product upgrades. Total deferred contract costs were $6.2 million and $6.5 million as of August 31, 2026 and November 30, 2025, respectively, and are included in other current assets and other assets on our condensed consolidated balance sheets. Amortization of deferred contract costs is included in sales and marketing expense on our condensed consolidated statements of operations and was insignificant in all periods presented.

Note 9: Restructuring

The following table provides a summary of activity for all of our restructuring actions:

(in thousands)	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2025	$2,585	$3,254	$5,839
Costs incurred	1,498	834	2,332
Cash disbursements	(2,295)	(3,707)	(6,002)
Asset impairment	(447)	—	(447)
Translation and other adjustments	(2)	(6)	(8)
Balance, August 31, 2026	$1,339	$375	$1,714

Costs incurred during the three and nine months ended August 31, 2026 are primarily related to our restructuring action that commenced in fiscal year 2025 to optimize efficiency, and facility closures in other existing restructuring actions. Cash disbursements for expenses incurred to date under these restructurings are expected to be made through the fourth quarter of fiscal year 2026. The restructuring reserve is included in other accrued liabilities on the condensed consolidated balance sheet as of August 31, 2026. We do not expect to incur additional material expenses in connection with this restructuring.

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

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
Net income	$22,776	$19,413	$66,662	$47,388
Weighted average shares outstanding	41,061	42,988	41,706	43,099
Effect of dilution from common stock equivalents	417	729	466	978
Effect of dilution from if-converted convertible notes	—	—	—	176
Diluted weighted average shares outstanding	41,478	43,717	42,172	44,253

Earnings per share:
Basic	$0.55	$0.45	$1.60	$1.10
Diluted	$0.55	$0.44	$1.58	$1.07

We excluded stock awards representing approximately 3,063,000 and 3,613,000 shares of common stock from the calculation of diluted earnings per share in the three and nine months ended August 31, 2026, respectively, as these awards were anti-dilutive. We excluded stock awards representing approximately 844,000 and 672,000 shares of common stock from the calculation of diluted earnings per share in the three and nine months ended August 31, 2025, respectively, as these awards were anti-dilutive.

The dilutive impact of the Notes on our calculation of diluted earnings per share is measured using the if-converted method. However, because the principal amount of the 2026 Notes was settled in cash and the principal amount of the 2030 Notes will be settled in cash, the dilutive impact of applying the if-converted method is limited to the in-the-money portion, if any. During the three and nine months ended August 31, 2026, we excluded the Notes in our diluted earnings per share calculation because the conversion feature in the Notes was out of the money. During the three months ended August 31, 2025, we did not include the Notes in our diluted earnings per share calculation because the conversion feature in the Notes was out of the money. During the nine months ended August 31, 2025, we included the 2026 Notes in our diluted earnings per share calculation and we excluded the 2030 Notes in our diluted earnings per share calculation because the conversion feature in the 2030 Notes was out of the money.

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

The Company's significant expenses and other segment items are provided in the table below:

	Three Months Ended		Nine Months Ended
(in thousands)	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
Revenue	$246,005	$249,795	$747,269	$725,165
Costs of revenue (1)	32,119	35,266	100,040	105,071
Sales and marketing (2)	47,077	48,575	145,273	142,853
Product development (2)	41,249	44,723	129,121	128,274
General and administrative (2)	20,303	21,808	62,770	60,488
Stock-based compensation	16,079	15,970	55,062	47,394
Amortization of intangibles	35,099	37,199	104,572	110,029
Other segment items, net (3)	31,303	26,841	83,769	83,668
Net income	$22,776	$19,413	$66,662	$47,388
(1)Excludes amortization of intangibles and stock-based compensation.
(2)Excludes stock-based compensation.
(3)Includes restructuring expenses, acquisition-related expenses, cyber vulnerability response expenses, net, interest expense, interest income and other, net, foreign currency loss, net, and provision for income taxes.

Note 12: Cyber Related Matters

MOVEit Vulnerability

As previously disclosed, on the evening of May 28, 2023, we learned that our MOVEit Transfer (the on-premise version) and MOVEit Cloud (a cloud-hosted version of MOVEit Transfer) products were attacked by a threat actor who compromised and exfiltrated personal data from various customer-controlled MOVEit Transfer environments (the "MOVEit Vulnerability"). As a result of the MOVEit Vulnerability, we are party to certain class action lawsuits filed by individuals who claim to have been impacted by the exfiltration of data from the environments of our MOVEit Transfer customers, which have been centralized in multi-district litigation in the District of Massachusetts (the "MDL"). The MDL has also consolidated an insurance subrogation complaint (where an insurer is seeking recovery for expenses incurred on behalf of its insured in connection with the MOVEit Vulnerability) and, as of the date of this filing, one customer cross-claim. Motions to dismiss were filed and partially granted in July 2025, then further partially granted in January 2026 in response to our motions for reconsideration. In all, the court has dismissed, in whole or in part, 23 of the 33 claims asserted by the bellwether plaintiffs in the MDL. The court has ordered the conclusion of fact discovery by September 29, 2026. The filing of class certification occurred on August 28, 2026 and will continue into the fourth quarter of 2026. The MDL is not expected to conclude within the next twelve months.

As previously disclosed, we have also cooperated with inquiries and investigations from various governmental authorities, a number of which have been formally closed and, as of the date of this filing, have not resulted in any prosecution or enforcement actions.

Expenses Incurred and Future Costs

During the three and nine months ended August 31, 2026, we incurred net costs of approximately $3.5 million and $6.1 million, respectively, related to the MOVEit Vulnerability. The costs recognized are net of insurance recoveries of $1.1 million and $4.5 million for the three and nine months ended August 31, 2026, respectively. During the three and nine months ended August 31, 2025, we incurred net costs of approximately $0.7 million and $2.1 million, respectively, related to the MOVEit Vulnerability. The costs recognized are net of insurance recoveries of $0.4 million and $1.7 million for the three and nine months ended August 31, 2025, respectively. The timing of recognizing insurance recoveries may differ from the timing of recognizing the associated expenses.

We expect to continue to incur legal and professional services expenses associated with the MOVEit Vulnerability in future periods. We will recognize these expenses as services are received. While a loss from these matters is reasonably possible, we cannot reasonably estimate a range of possible losses at this time, particularly while the foregoing matters remain ongoing. Furthermore, with respect to the MDL, alleged damages have not been specified, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved. With respect to the governmental inquiries and investigations, we are currently unable to reasonably estimate any possible adverse judgments, settlements, fines, or penalties. Therefore, we have not recorded a loss contingency liability for the MOVEit Vulnerability as of August 31, 2026.

Insurance Coverage

During the period when the MOVEit Vulnerability occurred, we maintained $15.0 million of cybersecurity insurance coverage, which has reduced our exposure to expenses and liabilities arising from these events. As of August 31, 2026, we have utilized all cybersecurity insurance coverage available for the MOVEit Vulnerability.

Note 13: Subsequent Events

On July 22, 2026, we entered into an agreement to acquire substantially all of the assets and assume certain liabilities of Domo, Inc. ("Domo"), including its AI and data products platform, for approximately $400 million. The closing of the acquisition occurred on September 22, 2026, and was funded with borrowings under our existing revolving credit facility.

The Company is in the process of finalizing the accounting for this transaction and will provide the preliminary purchase price allocation, subject to measurement period adjustments, in the Company's Form 10-K for the fiscal year ending November 30, 2026.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended; Section 21E of the Securities Exchange Act of 1934, as amended; and the Private Securities Litigation Reform Act of 1995. Whenever we use words such as "believe," "may," "could," "would," "might," "should," "expect," "intend," "plan," "estimate," "target," "anticipate" and negatives and derivatives of these or similar expressions, or when we make statements concerning future financial results, product offerings, or other events that have not yet occurred, we are making forward-looking statements. Actual future results may differ materially from those contained in or implied by our forward-looking statements due to various factors which are more fully described in Part I, Item 1A. Risk Factors in our 2025 Annual Report as well as any risk factors described in Part II, Item 1A of this Quarterly Report on Form 10-Q. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure you that we have identified all possible issues that we might face. We undertake no obligation to update any forward-looking statements that we make.

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

Results of Operations

Revenue

	Three Months Ended		Percentage Change
(in thousands)	August 31, 2026	August 31, 2025	As Reported	Constant Currency
Revenue	$246,005	$249,795	(2)%	(2)%

	Nine Months Ended		Percentage Change
(in thousands)	August 31, 2026	August 31, 2025	As Reported	Constant Currency
Revenue	$747,269	$725,165	3%	2%

Total revenue decreased in the third quarter of fiscal year 2026 as compared to the same period last year primarily due to the timing of renewals on multiyear subscription contracts. Total revenue increased in the first nine months of fiscal year 2026 due to increases in license sales as well as a positive impact from foreign currency exchange, while maintenance, SaaS, and professional services were essentially unchanged from prior periods.

Software Licenses Revenue

	Three Months Ended		Percentage Change
(in thousands)	August 31, 2026	August 31, 2025	As Reported	Constant Currency
Software licenses	$63,556	$63,437	—%	—%
As a percentage of total revenue	26%	25%

	Nine Months Ended		Percentage Change
(in thousands)	August 31, 2026	August 31, 2025	As Reported	Constant Currency
Software licenses	$200,116	$172,677	16%	14%
As a percentage of total revenue	27%	24%

Software licenses revenue remained flat in the third quarter of fiscal year 2026 compared to the same period in the prior year. Software licenses revenue increased in the first nine months of fiscal year 2026 primarily due to increases in our DataDirect and OpenEdge product offerings.

Maintenance, SaaS, and Professional Services Revenue

	Three Months Ended		Percentage Change
(in thousands)	August 31, 2026	August 31, 2025	As Reported	Constant Currency
Maintenance	$100,016	$104,849	(5)%	(5)%
As a percentage of total revenue	41%	42%
SaaS	72,623	71,512	2%	2%
As a percentage of total revenue	29%	29%
Professional services	9,810	9,997	(2)%	(2)%
As a percentage of total revenue	4%	4%
Total maintenance, SaaS, and professional services	$182,449	$186,358	(2)%	(2)%
As a percentage of total revenue	74%	75%

	Nine Months Ended		Percentage Change
(in thousands)	August 31, 2026	August 31, 2025	As Reported	Constant Currency
Maintenance	$301,577	$307,875	(2)%	(4)%
As a percentage of total revenue	40%	42%
SaaS	216,089	213,027	1%	1%
As a percentage of total revenue	29%	29%
Professional services	29,487	31,586	(7)%	(8)%
As a percentage of total revenue	4%	4%
Total maintenance, SaaS, and professional services	$547,153	$552,488	(1)%	(2)%
As a percentage of total revenue	73%	76%

Maintenance and professional services revenue decreased slightly across multiple product offerings as compared to the same periods last year. SaaS revenue slightly increased compared to prior periods presented.

Cost of Software Licenses

	Three Months Ended			Nine Months Ended
(in thousands)	August 31, 2026	August 31, 2025	Percentage Change	August 31, 2026	August 31, 2025	Percentage Change
Cost of software licenses	$2,715	$2,833	(4)%	$9,403	$8,745	8%
As a percentage of software licenses revenue	4%	4%		5%	5%

Cost of software licenses consists primarily of royalties, electronic software distribution, duplication, and packaging. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix. The increase in the first nine months of fiscal year 2026 compared to the same period last year was due to increased royalty costs.

Cost of Maintenance, SaaS, and Professional Services

	Three Months Ended			Nine Months Ended
(in thousands)	August 31, 2026	August 31, 2025	Percentage Change	August 31, 2026	August 31, 2025	Percentage Change
Cost of maintenance, SaaS, and professional services	$30,815	$33,919	(9)%	$95,174	$100,567	(5)%
As a percentage of maintenance, SaaS, and professional services revenue	17%	18%		17%	18%

Cost of maintenance, SaaS, and professional services consist primarily of hosting costs and personnel-related costs attributable to customer support, cloud operations, consulting, and education. The decreases in all periods shown are primarily due to decreased contractors and personnel-related costs in fiscal year 2026.

Amortization of Acquired Intangibles – Costs of Revenue

	Three Months Ended			Nine Months Ended
(in thousands)	August 31, 2026	August 31, 2025	Percentage Change	August 31, 2026	August 31, 2025	Percentage Change
Amortization of acquired intangibles	$8,937	$10,784	(17)%	$26,626	$31,743	(16)%
As a percentage of total revenue	4%	4%		4%	4%

Amortization of acquired intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. The year-over-year decreases in all periods shown are due to the run-off of existing intangible assets over the period.

Sales and Marketing

	Three Months Ended			Nine Months Ended
(in thousands)	August 31, 2026	August 31, 2025	Percentage Change	August 31, 2026	August 31, 2025	Percentage Change
Sales and marketing	$50,462	$51,850	(3)%	$156,800	$152,823	3%
As a percentage of total revenue	21%	21%		21%	21%

Sales and marketing expenses decreased in the third quarter of fiscal year 2026 primarily due to decreased variable compensation expenses during the period. Sales and marketing expenses increased in the first nine months of fiscal year 2026 primarily due to increased personnel-related costs and higher marketing and sales events costs.

Product Development

	Three Months Ended			Nine Months Ended
(in thousands)	August 31, 2026	August 31, 2025	Percentage Change	August 31, 2026	August 31, 2025	Percentage Change
Product development	$46,054	$49,432	(7)%	$145,368	$142,377	2%
As a percentage of total revenue	19%	20%		19%	20%

Product development expenses decreased in the third quarter of fiscal year 2026 primarily due to decreased headcount related costs. In the first nine months of fiscal year 2026 product development expenses increased primarily due to increased personnel-related costs.

General and Administrative

	Three Months Ended			Nine Months Ended
(in thousands)	August 31, 2026	August 31, 2025	Percentage Change	August 31, 2026	August 31, 2025	Percentage Change
General and administrative	$26,781	$28,308	(5)%	$85,521	$79,568	7%
As a percentage of total revenue	11%	11%		11%	11%

General and administrative expenses include the costs of our finance, human resources, legal, information systems, and administrative departments. The decrease in the third quarter of fiscal year 2026 was due to lower personnel-related costs. The increase in the first nine months of fiscal year 2026 was due to higher stock-based compensation expense and additional reserves related to our receivables, partially offset by lower contractors and outside services costs.

Amortization of Acquired Intangibles – Operating Expenses

	Three Months Ended			Nine Months Ended
(in thousands)	August 31, 2026	August 31, 2025	Percentage Change	August 31, 2026	August 31, 2025	Percentage Change
Amortization of acquired intangibles	$26,162	$26,415	(1)%	$77,946	$78,286	—%
As a percentage of total revenue	11%	11%		10%	11%

Amortization of acquired intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of acquired intangibles decreased in all periods shown due to the run-off of existing intangible assets over the period.

Cyber Vulnerability Response Expenses, Net

	Three Months Ended			Nine Months Ended
(in thousands)	August 31, 2026	August 31, 2025	Percentage Change	August 31, 2026	August 31, 2025	Percentage Change
Cyber vulnerability response expenses, net	$3,455	$659	424%	$6,079	$2,126	186%
As a percentage of total revenue	1%	—%		1%	—%

Since the discovery of the MOVEit Vulnerability that was disclosed on June 5, 2023, we have incurred expenses and will incur future costs related thereto. Such costs and expenses are net of received insurance recoveries. As of August 31, 2026, there is no remaining insurance recovery available to reduce costs incurred related to the MOVEit Vulnerability. Please refer to Note 12, Cyber Related Matters for additional details and updates regarding the MOVEit Vulnerability.

Restructuring Expenses

	Three Months Ended			Nine Months Ended
(in thousands)	August 31, 2026	August 31, 2025	Percentage Change	August 31, 2026	August 31, 2025	Percentage Change
Restructuring expenses	$146	$907	(84)%	$2,332	$8,979	(74)%
As a percentage of total revenue	—%	—%		—%	1%

Restructuring expenses recorded in the third quarter and first nine months of fiscal year 2026 primarily relate to the headcount reduction action in November 2025, and facility closures in other existing restructuring actions. Restructuring expenses recorded in the third quarter and first nine months of fiscal year 2025 primarily relate to headcount reductions and a facility closure in connection with the restructuring action related to the ShareFile acquisition in November 2024. See Note 9, Restructuring for additional details, including types of expenses incurred and the timing of future expenses and cash payments.

Acquisition-Related Expenses

	Three Months Ended			Nine Months Ended
(in thousands)	August 31, 2026	August 31, 2025	Percentage Change	August 31, 2026	August 31, 2025	Percentage Change
Acquisition-related expenses	$3,928	$814	383%	$3,803	$5,035	(24)%
As a percentage of total revenue	2%	—%		1%	1%

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of business combinations. These costs consist of professional service fees, including third-party legal and valuation-related fees. The increase in acquisition-related expenses in the third quarter of fiscal year 2026 are due to our acquisition of Domo. The decrease in acquisition costs in the first nine months of fiscal year 2026 was due to the fair value adjustment related to the contingent earn-out to former Nuclia shareholders. See Note 4, Business Combination. Acquisition-related expenses in the same periods of fiscal year 2025 were primarily related to our acquisitions of ShareFile and Nuclia.

Other (Expense) Income

	Three Months Ended			Nine Months Ended
(in thousands)	August 31, 2026	August 31, 2025	Percentage Change	August 31, 2026	August 31, 2025	Percentage Change
Interest expense	$(16,907)	$(17,737)	(5)%	$(48,064)	$(54,304)	(11)%
Interest income and other, net	757	260	191%	1,307	1,041	26%
Foreign currency loss, net	(867)	(191)	354%	(2,795)	(2,281)	23%
Total other expense, net	$(17,017)	$(17,668)	4%	$(49,552)	$(55,544)	11%
As a percentage of total revenue	(7)%	(7)%		(7)%	(8)%

Total other expense, net, decreased in the third quarter and first nine months of fiscal year 2026 due to a lower weighted average balance and interest rate on our revolving line of credit as compared to the same periods last year. These decreases in interest expense were partially offset by the redemption of our 2026 Notes in April, which was funded by drawing on our revolving line of credit that carries a higher interest rate than the Notes. Refer to Note 5, Debt for further discussion.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
(in thousands)	August 31, 2026	August 31, 2025	Percentage Change	August 31, 2026	August 31, 2025	Percentage Change
Provision for income taxes	$6,757	$6,793	(1)%	$22,003	$11,984	84%
As a percentage of income before income taxes	23%	26%		25%	20%

Our effective tax rate was 23% and 26% in the third fiscal quarters of 2026 and 2025, respectively. The decrease in the effective rate is primarily due to changes in the jurisdictional mix of earnings, including the proportion of U.S. versus non-U.S. income, and minimal discrete tax benefit in the third fiscal quarter of 2026 compared to discrete tax expense of $2.0 million in the third fiscal quarter of 2025.

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

Our ARR was $873 million and $861 million as of August 31, 2026 and 2025, respectively, which is an increase of 1% year-over-year.

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

Liquidity and Capital Resources

Cash and Cash Equivalents

(in thousands)	August 31, 2026	November 30, 2025
Cash and cash equivalents	$113,653	$94,807

The increase in cash and cash equivalents of $18.8 million from the end of fiscal year 2025 was due to cash inflows from operations of $265.5 million. The cash inflows described above were offset by cash outflows of $170.0 million to pay down the revolving line of credit, repurchases of common stock of $72.0 million, and purchases of property and equipment of $6.3 million. Except as described below, there are no limitations on our ability to access our cash and cash equivalents.

As of August 31, 2026, $68.8 million of our cash and cash equivalents was held by our foreign subsidiaries. We plan to utilize worldwide cash based on the needs of the parent entity, including principal payments on our revolving credit facility. These amounts will be repatriated as needed, and deferred taxes are recorded for earnings of our foreign operations that we determine are not indefinitely reinvested.

	Nine Months Ended
(in thousands)	August 31, 2026	August 31, 2025
Net cash flows provided by operating activities	$265,474	$172,389
Net cash flows used in investing activities	$(6,264)	$(23,493)
Net cash flows used in financing activities	$(238,286)	$(175,784)

Cash Flows Provided by Operating Activities

The increase in cash generated from operations in the first nine months of fiscal year 2026, as compared to the same period last year, was primarily attributable to higher collections, increased income from operations, and lower interest expense.

Our gross accounts receivable as of August 31, 2026, decreased by $78.8 million from the end of fiscal year 2025. Our days sales outstanding ("DSO") in accounts receivable was 42 days in the third quarter of fiscal year 2026 compared to 55 days and 73 days in the third and fourth fiscal quarters of 2025, respectively, due to the timing of billings and collections.

Cash Flows Used in Investing Activities

Net cash outflows and inflows of our net investment activity are generally a result of capital expenditures as well as the timing of acquisitions. In the first nine months of fiscal year 2026, we purchased $6.3 million of property and equipment. In the third quarter of fiscal year 2025 we had $2.8 million of purchases of property and equipment and a payment of $20.7 million related to the acquisition of Nuclia.

Cash Flows Used in Financing Activities

We made payments on our revolving line of credit of $170.0 million through the third quarter of fiscal year 2026 as compared to $110.0 million in the same period of fiscal year 2025. We repurchased $72.0 million of our common stock under our share repurchase plan in the first nine months of fiscal year 2026 as compared to $65.1 million in the same period of the prior year. Further, we received proceeds from our revolving line of credit of $360.0 million which we used to repurchase the 2026 Notes for $360.0 million.

Share Repurchases

On September 23, 2025, our Board of Directors increased the share repurchase authorization by $200.0 million to an aggregate authorization of $242.2 million. During the three and nine months ended August 31, 2026, we repurchased and retired 0.5 million shares for $16.9 million and 2.2 million shares for $71.6 million, respectively. During the three and nine months ended August 31, 2025, we repurchased and retired 0.3 million shares for $15.0 million and 1.2 million shares for $65.1 million, respectively. The shares were repurchased in both periods as part of the share repurchase program as authorized by our Board of Directors. As of August 31, 2026, there was $130.7 million remaining under the current authorization.

Restructuring Activities

See Note 9, Restructuring to the condensed consolidated financial statements.

Convertible Senior Notes and Long-Term Debt

See Note 5, Debt to the condensed consolidated financial statements.

Liquidity Outlook

Cash from operations in fiscal year 2026 could be affected by various risks and uncertainties, including, but not limited to, the effects of various risks detailed in Part I, Item 1A. Risk Factors in our 2025 Annual Report, including increased disruption and volatility in capital markets and credit markets that could adversely affect our liquidity and capital resources in the future. However, based on our current business plan, we believe that existing cash balances, together with funds generated from operations and amounts available under our revolving credit facility, will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months. Our foreseeable cash needs include capital expenditures, acquisitions (including the acquisition of Domo for approximately $400 million, funded with borrowings under our existing revolving credit facility), debt repayments, share repurchases, lease commitments, restructuring obligations, and other long-term obligations.

We expect to continue to make payments on the revolving credit facility and are also continuously evaluating additional financing options, the net proceeds of which could be used for general corporate purposes or to repay outstanding indebtedness.

Legal and Other Regulatory Matters

MOVEit Vulnerability

As previously disclosed, on the evening of May 28, 2023, we learned that our MOVEit Transfer (the on-premise version) and MOVEit Cloud (a cloud-hosted version of MOVEit Transfer) products were attacked by a threat actor who compromised and exfiltrated personal data from various customer-controlled MOVEit Transfer environments. As a result of the MOVEit Vulnerability, we are party to certain class action lawsuits filed by individuals who claim to have been impacted by the exfiltration of data from the environments of our MOVEit Transfer customers, which have been centralized in the MDL. The MDL has also consolidated an insurance subrogation complaint (where an insurer is seeking recovery for expenses incurred on behalf of its insured in connection with the MOVEit Vulnerability) and, as of the date of this filing, one customer cross-claim. Motions to dismiss were filed and partially granted in July 2025, then further partially granted in January 2026 in response to our motions for reconsideration. In all, the court has dismissed, in whole or in part, 23 of the 33 claims asserted by the bellwether plaintiffs in the MDL. The court has ordered the conclusion of fact discovery by September 29, 2026. The filing of class certification occurred on August 28, 2026, and will continue into the fourth quarter of 2026. The MDL is not expected to conclude within the next twelve months. As previously disclosed, we have also cooperated with inquiries and investigations from various governmental authorities, a number of which have been formally closed and, as of the date of this filing, have not resulted in any prosecution or enforcement actions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the first nine months of fiscal year 2026, with the exception of changes in borrowings under our revolving credit facility, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our 2025 Annual Report, for a more complete discussion of the market risks we encounter.

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

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 31, 2026.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended August 31, 2026 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

Information related to the repurchases of our common stock by month in the third quarter of fiscal year 2026 is as follows:

(in thousands, except per share and share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Period
June 2026	329,321	$31.28	329,321	$137,220
July 2026	79,543	39.06	79,543	134,112
August 2026	79,935	43.24	79,935	130,654
Total	488,799	$34.50	488,799	$130,654

On September 23, 2025, our Board of Directors increased the share repurchase authorization by $200.0 million to an aggregate authorization of $242.2 million. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand, or discontinue the repurchase program at any time. As of August 31, 2026, there was $130.7 million remaining under the current authorization.

Item 5. Other Information

(c) Insider Adoption or Termination of Trading Arrangements

During the third quarter of fiscal year 2026, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
2.1	Asset Purchase Agreement, dated as of July 22, 2026, by and between Domo, Inc., a Delaware corporation and Progress Software Corporation	8-K	7/22/26	2.1
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Yogesh K. Gupta				X
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Anthony Folger				X
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	September 30, 2026	/s/ YOGESH K. GUPTA
Yogesh K. Gupta
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	September 30, 2026	/s/ ANTHONY FOLGER
Anthony Folger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	September 30, 2026	/s/ DOMENIC LOCOCO
Domenic LoCoco
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)